Form 10-Q
period 1995-03-31
LASERMASTER TECHNOLOGIES INC
filed 1995-05-15
CIK 857470

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 1995
                      ----------------------------------------------------------

                                       or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from                       to
                               ----------------------  -------------------------

Commission File No.: 0-18114
                     ------------------------------------------------------

LASERMASTER TECHNOLOGIES, INC.
- - --------------------------------------------------------------------------------
               (Exact name of registrant as specified in charter)

Minnesota                                                        41-1612861
- - --------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)  (IRS Employer
                                                             Identification No.)

7156 Shady Oak Road, Eden Prairie, Minnesota                  55344
- - --------------------------------------------------------------------------------
(Address of principal executive offices)                    (zip code)

                                 (612) 941-8687
- - --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

- - --------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.                Yes   X       No
                                                             -----        -----

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.                                    Yes           No
                                                             -----        -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class                                        Outstanding at 3/31/95
- - -----                                        ----------------------
Common Stock, $.01 par value                       11,147,744

                          PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

      LASERMASTER-Registered Trademark- TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)

ASSETS
                                                        March 31,   June 30,
                                                         1995         1994
                                                      -----------  -----------
CURRENT ASSETS:
  Cash and cash equivalents                           $ 1,441,486  $ 2,193,673
  Accounts receivable, less allowance for
    doubtful accounts and sales returns of
    $1,537,000 and $1,890,000, respectively            17,149,725   15,928,666
  Inventory                                            19,638,305   13,571,039
  Other current assets                                  2,234,687    1,764,741
  Deferred tax asset                                    2,086,000    1,557,000
                                                      -----------  -----------
       TOTAL CURRENT ASSETS                            42,550,203   35,015,119

PROPERTY AND EQUIPMENT, less
  accumulated depreciation of  $11,579,205 and
  $9,598,425, respectively                              6,465,009    6,023,209

CAPITALIZED SOFTWARE, less accumulated
  amortization of $5,959,813 and $6,698,850,
  respectively                                          5,000,312    4,580,387

ACQUIRED TECHNOLOGY, PATENTS
  AND LICENSES, less accumulated amortization
    of $825,415 and $632,751, respectively              3,030,767    1,782,520
                                                      -----------  -----------
                                                      $57,046,291  $47,401,235
                                                      -----------  -----------
                                                      -----------  -----------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes payable                                       $ 7,546,770  $ 4,452,841
  Accounts payable                                     14,751,526   12,008,334
  Accrued payroll and payroll taxes                     2,658,066    2,193,476
  Income taxes payable                                    387,129      422,679
  Other current liabilities                             2,032,452    1,150,960
  Current maturities of long-term debt                    949,160      813,713
                                                      -----------  -----------
       TOTAL CURRENT LIABILITIES                       28,325,103   21,042,003

LONG-TERM DEBT, less current maturities                 1,676,442    1,589,542

DEFERRED INCOME TAXES                                   2,234,000    1,631,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value; authorized
    30,000,000 shares; 11,147,744 and 10,945,916
    shares issued and outstanding, respectively           111,477      109,459
  Preferred stock, $.01 par value; authorized
    5,000,000 shares; no shares issued or
    outstanding
  Additional paid-in capital                           15,086,737   14,681,047
  Retained earnings                                     9,612,532    8,348,184
                                                      -----------  -----------
       TOTAL STOCKHOLDERS' EQUITY                      24,810,746   23,138,690
                                                      -----------  -----------
                                                      $57,046,291  $47,401,235
                                                      -----------  -----------
                                                      -----------  -----------

                 See notes to consolidated financial statements.

                 LASERMASTER TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)



                                                                         Three Months Ended               Nine Months Ended
                                                                              March 31,                       March 31,
                                                                     ---------------------------   -----------------------------
                                                                        1995           1994           1995             1994
                                                                     ------------   ------------   ------------     ------------
NET SALES                                                            $30,978,737    $28,197,900    $89,726,111      $74,489,311

COST OF GOODS SOLD                                                    19,467,341     15,504,325     53,185,605       42,217,597
                                                                     ------------   ------------   ------------     ------------
      GROSS PROFIT                                                    11,511,396     12,693,575     36,540,506       32,271,714

OPERATING EXPENSES:
  Sales and Marketing                                                  6,852,431      5,823,665     20,814,714       15,123,537
  Research and Development                                             1,813,033        876,175      4,612,586        2,250,463
  General and Administrative                                           2,828,359      2,636,087      8,362,940        6,842,574
                                                                     ------------   ------------   ------------     ------------
                                                                      11,493,823      9,335,927     33,790,240       24,216,574
                                                                     ------------   ------------   ------------     ------------
       OPERATING PROFIT                                                   17,573      3,357,648      2,750,266        8,055,140

OTHER INCOME (EXPENSE):
  Interest expense                                                      (309,865)      (318,201)      (807,443)      (1,074,037)
  Interest income                                                          5,707         41,750         21,018           84,379
  Other (expense) income                                                (126,159)        30,433       (157,491)         (26,561)
                                                                     ------------   ------------   ------------     ------------
                                                                        (430,317)      (246,018)      (943,916)      (1,016,219)
                                                                     ------------   ------------   ------------     ------------

(LOSS) EARNINGS  BEFORE INCOME TAXES                                    (412,744)     3,111,630      1,806,350        7,038,921
INCOME TAX BENEFIT (PROVISION)                                           124,000     (1,088,000)      (542,000)      (2,463,000)
                                                                     ------------   ------------   ------------     ------------

NET (LOSS) EARNINGS                                                  $  (288,744)   $ 2,023,630    $ 1,264,350      $ 4,575,921
                                                                     ------------   ------------   ------------     ------------
                                                                     ------------   ------------   ------------     ------------

PER COMMON SHARE:
  Primary Net (Loss) Earnings                                        $      (.02)   $       .17    $       .10      $       .40
  Fully Diluted Net (Loss) Earnings                                         (.02)           .17            .10              .37


Average common and common
equivalent shares outstanding
   Primary                                                            12,099,081     11,735,095     12,265,318       11,360,402
   Fully Diluted                                                      12,186,830     12,624,146     12,414,108       12,549,175

                See notes to consolidated financial statements.

                LASERMASTER TECHNOLOGIES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                               Nine Months Ended
                                                                                   March 31,
                                                                         ---------------------------
                                                                             1995            1994
                                                                         ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Earnings                                                           $ 1,264,350     $ 4,575,921
  Adjustments to reconcile net earnings to net
    cash provided by operating activities:
     Depreciation and amortization                                         4,590,423       3,642,630
     Amortization of deferred financing costs                                 66,400         168,697
     Loss on sale of property and equipment                                   32,616           7,509
     Deferred income taxes                                                    74,000         706,000
     Stock option tax benefit                                                                567,000
  Change in current assets and current liabilities:
     (Increase) decrease in:
      Accounts receivable                                                 (1,221,059)     (4,894,622)
      Inventory                                                           (6,067,266)     (5,334,699)
      Other current assets                                                  (536,346)       (581,812)
     Increase (decrease) in:
      Accounts payable                                                     2,743,192       4,074,560
      Accrued payroll and payroll taxes                                      464,590         349,108
      Other current liabilities                                              881,490         102,267
       Income taxes payable                                                  (35,550)        405,553
                                                                         ------------    ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                  2,256,840       3,788,112

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                                     (2,185,833)     (1,939,480)
  Additions to capitalized software costs                                 (2,766,292)     (2,124,987)
  Proceeds from sale of property and equipment                                16,640          49,245
  Additions to patents and other assets                                   (1,440,911)       (410,124)
                                                                         ------------    ------------
NET CASH USED IN INVESTING ACTIVITIES                                     (6,376,396)     (4,425,346)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock                                                   407,708         547,715
  Net borrowings (repayments) under revolving credit lines                 3,093,929         (65,048)
  Net repayments of a note payable                                                          (620,000)
  Additions to long-term debt                                                470,938       2,187,000
  Payments on long-term debt                                                (605,206)       (323,951)
                                                                         ------------    ------------
NET CASH PROVIDED BY FINANCING
  ACTIVITIES                                                               3,367,369       1,725,716
                                                                         ------------    ------------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                            (752,187)      1,088,482

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                                                2,193,673       1,519,437
                                                                         ------------    ------------

CASH AND CASH EQUIVALENTS AT END
  OF PERIOD                                                              $ 1,441,486     $ 2,607,919
                                                                         ------------    ------------
                                                                         ------------    ------------

                See notes to consolidated financial statements.

                 LASERMASTER TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Basis of presentation -

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Annual Report on Form 10-K of LaserMaster Technologies, Inc. and subsidiaries (the "Company") for the year ended June 30, 1994. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended March 31, 1995 are not necessarily indicative of the results that may be expected for the year ending June 30, 1995.


2.   Inventory -

     Inventory consists of the following:

                                                March 31,    June 30,
                                                  1995         1994
                                              ----------- -----------
          Raw materials
               Third party printer engines    $   770,304 $ 1,854,714
               Completed subassemblies          5,435,899   3,564,896
               Raw materials                    6,265,676   3,255,224
          Work in process                       1,543,427     521,205
          Finished goods                        5,622,999   4,375,000
                                              ----------- -----------
                                              $19,638,305 $13,571,039
                                              ----------- -----------
                                              ----------- -----------

     Certain prior year amounts have been reclassified to conform to March 31, 1995 presentation. Such reclassification had no impact on net income and stockholders' equity.

3.   Short-term financing -

     On April 25, 1994 the Company's subsidiary LaserMaster Corporation (LMC) established an operating line of credit with a commercial bank which allowed LMC to borrow up to $5,000,000 of eligible accounts receivable. On November 11, 1994 and December 16, 1994, the agreement was amended to increase the line of credit from $5,000,000 to $9,250,000 of eligible accounts receivable and inventory. The amended agreement allows LMC to borrow up to 70% of the net eligible accounts receivable and 40% of the net eligible inventory subject to a sublimit of $3,000,000. For the period from December 16, 1994 to April 3, 1995, $1,000,000 of availability was granted in excess of the eligible accounts receivable and inventory borrowing base. Borrowings are secured by eligible accounts receivable and inventory and bear interest at a defined bank Reference Rate (prime) plus 1.75% (10.75% at March 31, 1995) with a 0.5% unused line fee. At March 31, 1995 approximately $2,327,000 was unused under this credit line. The term of the agreement expires April 25, 1996. The loan agreement requires LMC to meet various covenants involving capital expenditure limitations, cash flow leverage, quarterly pre-tax profit and maintain a minimum net worth of $10,250,000. LMC failed to meet and was granted a waiver of the cash flow covenant for the March 1995 quarter and the profitability covenant for the December 1994 and March 1995 quarters.

     LaserMaster Europe, Ltd. (LME), a subsidiary of the Company's LaserMaster Corporation subsidiary, maintains a receivables financing arrangement with a Dutch commercial finance company whereby LME may borrow up to 70% of its eligible accounts receivable, with a maximum
     advance of $1,500,000.  At   March  31, 1995 approximately $451,000 was
     unused under this credit line. Borrowings are available in U.S. Dollars and Dutch Guilders. Borrowings in Dutch Guilders are due on demand and bear interest at the Promissory Note Discount Rate of the Dutch Central Bank plus 2.5% (6.75% at March 31, 1995). Borrowings in U.S. Dollars are due on demand and bear interest at a rate that fluctuates with the market (no U.S. Dollars were borrowed at March 31, 1995). Other fees include a cash advance commission of 0.1% per month on the highest monthly loan balance and a commission equal to 0.1% of all accounts financed, with an annual minimum charge of $10,000.

4.   Long-term debt -

     LaserMaster Corporation maintains a promissory note payable to a commercial finance company. The note is secured by specified fixed assets owned by LMC and is repayable in 42 consecutive monthly installments, the first of which was made on March 7, 1994. The note bears interest at the fixed rate of 8.53%.

     During December 1994, LaserMaster Corporation signed two new promissory notes with the same commercial finance company. Proceeds from the two notes were $269,621 and $201,317, and are repayable in 36 consecutive monthly installments, the first of which were made February 5, 1995. Borrowings under the new notes are secured by specified fixed assets owned by LMC and bear interest at the "One-Month" Commercial Paper rate plus 4% (10.06% at March 31, 1995).

5. Supplemental disclosure of cash flow information and non-cash financing activities -

     The Company paid and received cash for the following items:

                                                   Nine months ended
                                                      March  31,
                                               ----------------------
                                                   1995        1994
                                               ----------  ----------
          Interest paid                        $  782,293  $  977,995
          Income tax paid                         577,550     784,446
          Interest received                        22,813      85,796

     Capital lease obligations of $356,615 and $45,319 were incurred during the nine months ended March, 31, 1995, and 1994, respectively.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Net sales for the three months ended March 31, 1995 were $31 million, an increase of 9.9% over the same period one year ago. Net sales for the nine months ended March 31, 1995 were $89.7 million, an increase of 20.5% over the same period one year ago. Net loss for the three months ended March 31, 1995 was $289,000 or $.02 per share compared to net income of $2.0 million or $.17 per share for the three months ended March 31, 1994. Net income for the nine months ended March 31, 1995 was $1.3 million compared to $4.6 million for the same period one year ago.

The increase in net sales for the quarter was primarily attributable to production volume shipments of the Company's chemical-free imagesetter, PressMate-Trademark-, and an increase in sales of the Company's Big Color-Trademark- products. The Company shipped 248 units of PressMate in the three months ended March 31, 1995, including 163 units in March 1995. PressMate uses the Company's proprietary ThermalRes-Trademark- software and proprietary hardware design to produce film used in the traditional commercial printing process. Big Color revenues for the third quarter increased over the same period one year ago primarily as a result of sales of Halon-Trademark-, an interface card for color laser copiers, and increased sales of ink and media to the installed base of Big Color DisplayMaker-Trademark- printers. Sales of plain-paper typesetting products in the three months ended March 31, 1995 decreased 10% from the same period one year ago.

The Company's strategy is to maintain and enhance its position as a leading provider of affordable, high-quality products and consumables to the digital pre-press and wide-format color printing markets. Key elements of the Company's strategy include (1) increasing recurring consumables revenue; (2) developing proprietary print engines, hardware and value-added software; (3) continuing to emphasize telemarketing to targeted professional markets as a direct sales approach; and (4) increasing international sales.

RESULTS OF OPERATIONS

The following table sets forth certain items from the Company's Consolidated Statements of Operations expressed as a percentage of net sales:

                                                Three months      Nine months
                                               ended March 31,  ended March 31,
                                               ---------------  ---------------
                                                1995     1994     1995    1994
                                               ------   ------   ------  ------
Net sales. . . . . . . . . . . . . . .         100.0%   100.0%   100.0%  100.0%
Cost of goods sold . . . . . . . . . .          62.8     55.0     59.3    56.7
                                               ------   ------   ------  ------
   Gross profit. . . . . . . . . . . .          37.2     45.0     40.7    43.3
Operating expenses:
     Sales and marketing . . . . . . .          22.1     20.7     23.2    20.3
     Research and development. . . . .           5.9      3.1      5.1     3.0
     General and administrative. . . .           9.1      9.3      9.3     9.2
                                               ------   ------   ------  ------
     Total operating expenses. . . . .          37.1     33.1     37.6    32.5
                                               ------   ------   ------  ------
Operating profit . . . . . . . . . . .           0.1     11.9      3.1    10.8
Other income (expense):
     Interest expense. . . . . . . . .          (1.0)    (1.1)    (0.9)   (1.5)
     Interest income . . . . . . . . .           0.0      0.1      0.0     0.1
     Other . . . . . . . . . . . . . .          (0.4)     0.1     (0.2)   (0.0)
                                               ------   ------   ------  ------
Earnings before income taxes . . . . .          (1.3)    11.0      2.0     9.4
Income tax provision . . . . . . . . .           0.4     (3.8)    (0.6)   (3.3)
                                               ------   ------   ------  ------
Net earnings . . . . . . . . . . . .            (0.9)%    7.2%     1.4%    6.1%
                                               ------   ------   ------  ------
                                               ------   ------   ------  ------

NET SALES. The Company's net sales for the three and nine months ended March 31, 1995 increased 10% and 20%, respectively, over the same periods one year ago. The following table sets forth net sales by product line expressed in thousands and as a percentage of net sales:


                                      Three months ended March  31,               Nine months ended March 31,
                                  --------------------------------------     -------------------------------------
                                         1995                1994                  1995                 1994
                                  -----------------    -----------------     -----------------   -----------------
Plain-paper typesetting           $12,177     39.3%    $13,568     48.1%     $43,615     48.6%   $44,424     59.7%
PressMate                           4,524     14.6           0      0.0        4,753      5.3          0      0.0
Big Color                          13,129     42.4      11,648     41.3       36,114     40.3     20,963     28.1
WinPrint/OEM/Imaging                1,149      3.7       2,982     10.6        5,244      5.8      9,102     12.2
                                  -------    ------    -------    ------     -------    ------   -------    ------
Total net sales                   $30,979    100.0%    $28,198    100.0%     $89,726    100.0%   $74,489    100.0%
                                  -------    ------    -------    ------     -------    ------   -------    ------
                                  -------    ------    -------    ------     -------    ------   -------    ------

Net sales of plain-paper typesetters for the three months ended March 31, 1995 decreased 10% from the same period one year ago. The decrease in plain-paper typesetter sales is primarily attributable to a segmentation of this market into two distinct markets. In the first market, which is interested in high-performance black and white plain-paper typesetters, the Company continued to experience increased competition in the form of faster and less expensive plain-paper typesetters with quality approaching or equaling that of its Unity 1200 XL-O. Over the past several months, the Company has reduced the prices and added features enhancing performance on several of its Unity typesetters in an effort to maintain its market share. In the second market, which is interested in the control of the pre-press process and high quality issues, customers delayed purchasing decisions awaiting the release of the Company's announced chemical-free imagesetter, PressMate. PressMate shipments reached production volumes with 163 units sold in March 1995. Higher volume shipments of PressMate began to address the concerns of customers interested in control and quality, who were waiting to view this new chemical-free product in operation.

Big Color sales for the three months ended March 31, 1995 increased 12.7% over the same period one year ago. Included in Big Color net sales for the third quarter of fiscal 1995 were revenues from the sale of DisplayMaker and related systems of $7.5 million, consumables of $3.7 million, Halon color laser copier interfaces of $901,000 and miscellaneous of $1 million. 293 DisplayMaker units were sold during the three months ended March 31, 1995.

Net sales of WinPrint-Registered Trademark- and OEM/Imaging products declined primarily because of increased competition and decreased sales and marketing expenditures for such products.

INTERNATIONAL SALES. International sales for the three and nine months ended March 31, 1995 increased 6% and 30%, respectively, over the same periods one year ago. Increased sales in the European market were primarily attributable to the introduction of the Big Color and PressMate products. Increased sales in the Japanese and Asian markets were attributable to growth in sales of Japanese-language versions of the Company's Unity products and growth in sales of Big Color products. The following table sets forth international sales by region expressed in thousands and as a percentage of net sales:



                                    Three months ended March  31,           Nine months ended March 31,
                               -------------------------------------   -------------------------------------
                                      1995                1994                1995                1994
                               -----------------    ----------------   -----------------   -----------------
Europe                          $5,757     18.6%    $5,056     17.9%   $16,158     18.0%   $12,432     16.7%
Japan, Asia, Pacific             2,678      8.6      2,504      8.9      9,556     10.7      6,444      8.6
Latin America                    1,537      5.0      1,406      5.0      3,626      4.0      2,805      3.8
Canada                             463      1.5        873      3.1      1,727      1.9      2,266      3.0
                               -------     -----    ------     -----   -------     -----   -------     -----
Total international sales      $10,435     33.7%    $9,839     34.9%   $31,067     34.6%   $23,947     32.1%
                               -------     -----    ------     -----   -------     -----   -------     -----
                               -------     -----    ------     -----   -------     -----   -------     -----


GROSS PROFIT. The Company's gross profit margin for the three and nine months ended March 31, 1995 was 37.2% and 40.7%, respectively, compared to 45.0% and 43.3% for the same periods one year ago. Gross margins on plain-paper typesetters in the three months ended March 31, 1995, decreased to approximately 30% as a result of price decreases related to increased competition. Gross margins on Big Color products in the third quarter of fiscal 1995 were approximately 50%, decreasing from 53% in the preceding quarter. The decrease in Big Color margins is attributable to increased competition and the implementation of a dealer distribution channel. PressMate gross margins were approximately 50% during the three months ended March 31, 1995, excluding any production startup costs associated with the product. Production startup costs of approximately $1.2 million associated with PressMate primarily include costs of rework, repair, scrap obsolescence, tooling and personnel-related overtime expense. The Company considers these costs to be normal expenses associated with the implementation and startup of the PressMate production line.

Overall, the Company's gross margins in the quarter were decreased by price reductions on the plain-paper typesetting products, and to a lesser extent Big Color products, which was primarily offset by increased sales of higher margin Big Color and PressMate products. Production startup costs of approximately $1.2 million account for the majority of the overall gross margin decrease from 42% in the December 1994 quarter to 37% in the March 1995 quarter.

Future gross margins may be negatively impacted by several factors. While management believes that production startup costs related to PressMate can be reduced over the next several quarters, if they cannot be reduced, margins on PressMate and the Company's overall margins will be negatively affected as a result. In addition, the Company expects to experience some short-term increases in production startup costs related to DisplayMaker Express as the production line initiates production in the June 1995 quarter and subsequently increases units produced to anticipated normal levels. Another factor which may decrease margins in the fall 1995 quarter and beyond is the decrease in value of the dollar compared to the Japanese yen which may increase the Company's cost of raw print engines and memory purchased from vendors in Japan.

As production volumes for both PressMate and DisplayMaker Express increase, it is expected that both of these higher margin products will positively impact overall gross margins. The Company believes overall gross margins will be favorably impacted in the long-term as the overall product mix includes more proprietary print engines.

EXPENSES. Sales and marketing expense for the three months ended March 31, 1995 increased $1.0 million to $6.8 million, compared to $5.8 million for the same period one year ago. Sales and marketing expense for the third quarter of fiscal 1995 was 22% of net sales compared to 21% for the third quarter of fiscal 1994. Sales and marketing expense increased in anticipation of the release of new products and included increases in sales related expenses of $675,000, marketing related expenses of $234,000 and technical support related expenses of $120,000.

Research and development expenditures, including amounts expensed and capitalized, were $2.7 million in the three months ended March 31, 1995, compared to $1.7 million for the same period one year ago. Research and development expenditures capitalized for the three months ended March 31, 1995 were $884,000 compared to $837,000 for the three months ended March 31, 1994. The overall increase in research and development expenditures by the Company is primarily attributable to the Company's increased emphasis on developing proprietary print engines and related hardware for its software technology. Software development expenditures capitalized declined as a percentage of total research and development expenditures as the Company's hardware development increased more rapidly than its continuing software development programs.

General and administrative expenses for the three months ended March 31, 1995 increased $192,000 to $2.8 million, compared to $2.6 million for the same period one year ago in conjunction with overall revenue growth of the Company. Overall operating expenses for the three months ended March 31, 1995 increased to $11.5 million or 37.1% of net sales, compared to $9.3 million or 33.1% of net sales for the same period one year ago.

Interest expense was $310,000 and $807,000 for the three and nine months ended March 31, 1995, respectively, compared to $318,000 and $1.1 million in the same periods one year ago.

The Company's effective income tax rate for the three and nine months ended March 31, 1995, was 30%, compared to a rate of 35% for the same periods one year ago. The decline in the Company's effective rate was primarily attributable to tax benefits associated with the Company's use of its Foreign Sales Corporation for international activity.

FOREIGN CURRENCY. The Company purchases certain raw materials, primarily from Japan, which are subject to currency fluctuations. It also sells finished goods, extends credit, and maintains accounts receivable and payable in five major European denominations. The impact of currency fluctuations on these activities to date is immaterial to the financial statements taken as a whole. The Company has some contractual protection against currency fluctuations (primarily the Japanese yen) with regard to purchases of raw printer engines and memory. The Company does not consider its exposure with regard to European currencies to be material and has not entered into any substantial currency hedging transactions as they relate to those currencies.

LIQUIDITY AND CAPITAL RESOURCES

Cash of $6.1 million was used to acquire inventory in the nine months ended March 31, 1995, compared to $5.3 million used for the same period one year ago. The increased inventory levels are primarily a result of the purchase of components for new products released or anticipated to be released in fiscal 1995 and 1996. Cash of $1.2 million was used during the nine months ended March 31, 1995 to fund an increase in accounts receivable, compared to an increase of $4.9 million in accounts receivable for the same period one year ago. The level of accounts receivable, in relation to sales levels, has risen slightly over the past nine months. The Company continues to place increasing emphasis on cash collection and third-party leasing. Cash of $2.7 million was provided by an increase in accounts payable for the nine months ended March 31, 1995, compared to $4.1 million provided during the same period one year ago.

Cash used in investing activities for the nine months ended March 31, 1995 was $6.4 million compared to $4.4 million for the same period one year ago. Cash used in investing activities during the nine months ended March 31, 1995, included $2.8 million used in the development of software, $2.2 million used to purchase capital equipment and $1.4 million used to acquire intellectual property, including patents, trademarks and licenses. Increased use of cash related to investing activities is primarily a result of increased sales of new products requiring support in all areas of the Company, increased emphasis on the research and development of new proprietary products and a significant increase in activity related to the protection of intellectual property including numerous patent and trademark filings related to the Company's development of two new proprietary printer engines. Cash provided by financing activities for the nine months ended March 31, 1995 was $3.4 million as a result of increased borrowings under existing lines of credit compared to $1.7 million for the same period one year ago.

The Company maintains a credit facility with a commercial bank providing up to $9.25 million of eligible accounts receivable and inventory. The agreement allows LMC, the Company's primary operating subsidiary, to borrow up to 70% of the net eligible accounts receivable and 40% of the net eligible inventory subject to a sublimit of $3.0 million. The loan agreement requires LMC to meet various covenants involving capital expenditure limitations, cash flow leverage, quarterly pre-tax profit and maintenance of a minimum net worth of $10.25 million. As typesetting sales stalled due to delays in PressMate shipments early in the quarter and increased competition, LMC failed to meet and was granted a waiver of the cash flow covenant for the March 1995 quarter and the profitability covenant for the December 1994 and March 1995 quarters. LME maintains a receivable financing arrangement with a Dutch commercial finance company providing up to $1.5 million of eligible net receivables.

The Company believes that its current cash position, together with cash flow from future operations and amounts which should be available to the Company under credit facilities, will be adequate to fund the Company's operations through fiscal 1995. The Company's business plan is contingent on continuing to obtain reasonably priced sources of capital and sales remaining uninterrupted. If sales are less than expected or sources of financing are unavailable, the Company will be required to revise its business plans.

                           PART II. OTHER INFORMATION

ITEM 1:   LEGAL PROCEEDINGS

During the quarter, the Company's LaserMaster Corporation subsidiary reached a confidential settlement of the patent infringement suit which was filed against Colossal Graphics, Inc. Commercial terms of the settlement are not material.

ITEM 2:   CHANGES IN SECURITIES

Nothing to report.


ITEM 3:   DEFAULTS UPON SENIOR SECURITIES

Nothing to report


ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Shareholders' Meeting was held on April 20, 1995. At that meeting, Jean-Louis Gassee and Lawrence J. Lukis were reelected as directors of the Company with terms expiring in 1997.

The vote with respect to the directors elected at the meeting was:

Director                 For            Withhold Authority

Jean-Louis Gassee        10,113,689     101,544
Lawrence J. Lukis        10,115,697      99,536


ITEM 5:  OTHER INFORMATION

Nothing to report.


ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

(a)  LISTING OF EXHIBITS

     None.

(b)  REPORTS ON FORM 8-K

     None.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


LASERMASTER TECHNOLOGIES, INC.




/s/Melvin L.Masters
- - ------------------------------
Melvin L. Masters
Chief Executive Officer




/s/Randall L. Ruegg
- - ------------------------------
Randall L. Ruegg
Chief Financial Officer



Dated: May 3, 1995
                                       12