Form 10-K405
period 1995-06-30
LASERMASTER TECHNOLOGIES INC
filed 1995-09-28
CIK 857470

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K


[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended June 30, 1995

                                      or

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

       For the transition period from __________________ to _________________

Commission file number                 0-18114
                       ------------------------------------------------------

                        LASERMASTER TECHNOLOGIES, INC.
-----------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


         MINNESOTA                                           41-1612861
-------------------------------                       -----------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification No.)


     7156 Shady Oak Road
     Eden Prairie, Minnesota                                    55344
-----------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)


Registrant's telephone number, including area code         (612) 941-8687
                                                   ---------------------------

Securities registered pursuant to Section 12(b) of the Act:

     Title of each class            Name of each exchange on which registered
         None
--------------------------          -----------------------------------------

--------------------------          -----------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.01 per share
-----------------------------------------------------------------------------
                               (Title of Class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    [ X ] Yes  [  ] No

                              [COVER PAGE 1 OF 2]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S)229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of August 31, 1995 was $40,400,276 based on the last sale price for the common stock as recorded by the National Association of Securities Dealers on that date.

As of August 31, 1995, there were 11,196,382 shares of the registrant's common stock outstanding.


DOCUMENTS INCORPORATED BY REFERENCE:

None



                              [COVER PAGE 2 OF 2]

                                 PART I
                                 ------

ITEM 1.  BUSINESS.

LaserMaster/(R)/ Technologies, Inc. (the "Company")/1/ develops and markets wide-format digital color printers, plain-paper typesetters and chemical-free filmsetters for professional printing applications. The Company's products combine advanced computer technology with the Company's own sophisticated software, hardware and proprietary print engines to produce professional-quality printed output at an affordable cost. The Company's DisplayMaker(TM) Lite and DisplayMaker Professional "Big Color(TM)" wide-format digital color printers are designed to be cost-effective solutions for the short-run digital printing of photo-realistic, wide-format color output up to 36 inches wide and, depending on the software application, up to 200 inches long. The DisplayMaker Professional incorporates its own color management system that ensures accurate, consistent color from print to print and offers a patented, high capacity, on-line ink delivery system that increases ink capacity more than ten-fold as compared to standard inkjet cartridges. The Company's Halon(TM) product provides users with an interface to various color laser copiers including those produced by Canon, Kodak, Xerox and Fuji-Xerox. DisplayMaker Express(TM), a 54", high-speed inkjet printer is currently under development and is expected to ship to customers in production quantities by the end of calendar 1995. The Company's Unity(TM) typesetters, introduced in September 1992 and updated in July 1994, are "plug-and-play" devices for Macintosh and PC's that offer high-speed graphics printing with effective resolutions of up to 1800 dots per inch ("dpi"). Unity typesetting products provide greater creative control, faster job turn around, lower costs and other productivity advantages over traditional typesetting methods because users can prepare documents on their desktop and print camera-ready output on plain paper. In March 1995, the Company began to ship production quantities of its proprietary PressMate(TM) desktop chemical-free filmsetter, capable of 2400 dpi dry film output and four-color thermal printing with 2400 dpi text and line art.

The emergence in the mid-1980's of page description languages such as Adobe PostScript/(R)/, and page layout and composition software, coupled with graphical windowing environments available with high-performance, lower cost workstations, enabled graphic artists and authors to compose relatively complex and high-quality documents combining text and graphics at their desktops. Although these advances removed many of the barriers to desktop composition, final document preparation for commercial printing (at resolutions greater than 1000 dpi) still required the creation of "camera-ready" originals at trade shops, printers or by specialized in-house typesetting departments. The emergence of plain-paper typesetters, first introduced by LaserMaster in the late 1980's, has allowed users to create their own camera-ready output.

----------------
/1/       LaserMaster Technologies, Inc. (the "Company") was incorporated under the laws of Minnesota as Acquerre Corporation in April 1988. LaserMaster Corporation ("LaserMaster"), the Company's primary operating subsidiary, was incorporated under the laws of the State of Minnesota in February 1986. LaserMaster merged in June 1989 with a subsidiary of the Company, and the Company simultaneously changed its name to Raster Devices Corporation. In June 1990 the Company changed its name to LaserMaster Technologies, Inc. In March 1991, the Company merged its TeleVAR Corporation subsidiary ("TeleVAR") into LaserMaster. The Company operates through its subsidiaries, LaserMaster and Digital Typeface Corporation ("DTC"). European operations are carried on by LaserMaster Europe Ltd., a Delaware corporation, that is a wholly owned subsidiary of LaserMaster. Asian and Pacific operations are carried on by LaserMaster Asia/Pacific, Ltd., a Minnesota corporation that is a wholly owned subsidiary of LaserMaster. ColorMasters, Inc., a Minnesota corporation which is a wholly owned subsidiary of LaserMaster operates retail outlets in Minneapolis, Minnesota and Miami, Florida. LaserMaster Export Corporation, a Virgin Island corporation is used by LaserMaster as a Foreign Sales Corporation
(FSC). Unless the context otherwise indicates, all references to the "Company" refer to LaserMaster Technologies, Inc. and its subsidiaries.

In the late 1980's and early 1990's, graphical design software, such as Quark Express and Adobe Photoshop, was developed which allowed users to create and manipulate images in digital form. With the cost of this software decreasing, the functionality increasing and the increasing availability of high-performance workstations, it became easier for professional desktop publishers and graphic artists to create photo-realistic images. The emergence of high performance, wide-format, digital color printers, first introduced by LaserMaster in 1993, enabled users to print their digital files in large format with high-resolution and accurate color reproduction.

In March 1995, the Company introduced its proprietary, chemical-free filmsetter, PressMate. This product extended the concept of publishing from your desktop beyond camera-ready output to the process of creating dry film. PressMate represents the Company's first proprietary printer which is wholly designed and manufactured by the Company. An integral part of the Company's strategy is to produce proprietary print engines which may be sold by the Company direct and through resellers, or to Original Equipment Manufacturers for integration into their systems. The proprietary engine strategy also allows the Company to design products which bring a predictable and increasing stream of revenue from the sale of consumables.

The Company believes that the DisplayMaker Professional was the first cost-effective solution for short-run digital printing of photo-realistic, wide-format color output and that the Unity family of plain-paper typesetters is the leader in its market. The Company's products are primarily sold through the Company's direct telemarketing sales force, supplemented by a network of dealers and value-added distributors in certain geographic markets. The Company's sales efforts are supported by a direct mail marketing program designed to achieve frequent contact with its potential customers, including PostScript and reprographic service bureaus, photo labs, quick printers, and corporate marketing departments. The Company complements its direct mail efforts by advertising in trade journals and by exhibiting regularly at industry trade shows.

In addition to domestic offices in Eden Prairie and Minneapolis, Minnesota and Miami, Florida, the Company's European sales subsidiary operates in The Netherlands with branch sales offices in Great Britain, France and Germany. The Company intends to continue to expand its international operations.

The Company's strategy is to (1) maintain and enhance its position as a leading provider of affordable, high quality, proprietary products to the professional printing market, (2) develop and produce proprietary printer engines and value-added software which distinguish its printer solutions, (3) continue to emphasize telemarketing as a direct sales approach, (4) increase recurring consumables revenue, and (5) increase international sales.

PRODUCTS

Typesetting and Filmsetting Products. The fidelity and precision with which a printer can recreate an image is, in part, a function of the number of dots per horizontal and vertical inch that the printer is capable of placing accurately on a page. Generally, more dots, and more accurate placement of dots, translates into higher print quality and fidelity. The Company's proprietary TurboRes(R) technology improves the fidelity and effective vertical resolution of a laser-printed image by shaping and controlling the placement of the dots used to create the image. Rather than increasing the number of vertical dots, TurboRes regulates dot height, size and placement, which allows a continuum of potential dot edge points and creates the appearance of higher vertical resolution. The Company improves actual horizontal resolution by modulating the laser marking beam in conventional printer engines to turn it on and off at a higher than normal rate, thereby creating more horizontal dots per inch. The Company has been granted U.S. and foreign patents on its TurboRes technology and has additional patent applications pending. The Company's ThermalRes(TM) technology, for which a United States patent has been allowed and foreign patents have been applied, accomplishes an even higher degree of resolution enhancement for text and line art in monochrome and four-color thermal printing applications. ThermalRes technology is used in the Company's chemical-free filmsetter product, PressMate.

The improved resolution available through the Company's proprietary technologies enables users to prepare documents on their desktops and print "camera-ready" output on plain-paper and film. This allows users to avoid the chemicals, costs, delays, numerous proofing cycles and inconveniences associated with more traditional phototypesetting methods. The Company's current flagship TurboRes typesetting product line is the Unity family. In 1992, the Company introduced the Unity 1200 plain-paper typesetters: large format, "plug-and-play" printing devices for Macintosh and PC systems that offer high-speed graphics printing with effective resolutions of up to 1200 dpi. In 1993, the Company introduced the first plain-paper typesetter capable of printing oversized pages in the Japanese language. In July 1994, the Company introduced an improved version of the Unity product, with effective resolution of 1800 dpi. All Unity typesetting products incorporate a number of standard features, including TurboGray(R) image enhancement, SmartSense(TM) emulation sensing, advanced font handling capabilities and a PostScript language interpreter. Unity models are available that support oversized page dimensions large enough to include printers' crop and registration marks outside the normal boundaries of 11 x 17 inch tabloid and metric ("A3") equivalent pages.

In March 1995, the Company began shipping its PressMate desktop chemical-free filmsetter. PressMate is a desktop device that uses a dry process to produce the films necessary for making the printing plates used in offset printing. Traditionally, these films were produced by photographic (or "wet process") type imagesetters or cameras, using chemicals to develop the image to be reproduced. PressMate permits printing of text and line art in black and white, and of cyan, magenta, yellow and black (CMYK) layers used for four-color separations, at resolutions considered by the Company to be equivalent to 2400 dots per inch. This fidelity was previously unavailable in a plain-paper or thermal printing device. In September 1994, the Company introduced and began shipping the "PressMate Ready" ("PM-R") version of its Unity 1800 printer. This model includes a proprietary hardware and software interface the Company calls VideoNet(TM), which permits the user to purchase and add a PressMate filmsetter. The Unity 1800 PM-R and PressMate device combination uses a "Single RIP Architecture(TM)", in which black and white proofing, four-color thermal printing and final films for color separations are identical, because the PressMate filmsetter uses the Unity's controller and memory for printing. Instead of using the Unity 1800 PM-R to operate the PressMate, the user may choose to use the Company's color server, the ColorMark(TM) Pro 1000. The ColorMark Pro 1000 also functions as a raster image processor (RIP) for the Company's DisplayMaker Professional, Halon and the yet to be released DisplayMaker Express.

The Company's typesetting and filmsetting products include:

                                                                                           SUGGESTED
                                                                                            US LIST
PRODUCT                     DISTINGUISHING FEATURES                                        PRICE/(1)/
-------------------------------------------------------------------------------------------------------
Unity 1800 PM-R             PressMate Ready - includes VideoNet interface                  $12,995/(2)/
                            Oversized 12" x 19.5" page format
                              (permitting full bleeds and printers'
                              crop and registration marks)
                            "Plug and Play" Macintosh, PC and
                              Network Support
                            ClearCopy(TM) Copier Enhancement
                            235 Digital Typefaces
                            240 MB Internal Storage
                            Ethernet Support
-------------------------------------------------------------------------------------------------------
Unity 1800 A3Plus(R)        Oversized 304 mm x 495 mm page format                          $11,500/(3)/
                              (permitting full bleeds and printers'
                              crop and registration marks for
                              A3-size page images)
                            "Plug and Play" Macintosh, PC and
                              Network Support
                            ClearCopy Copier Enhancement
                            235 Digital Typefaces
                            240 MB Internal Storage
                            Ethernet Support
-------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------
Unity 1800XL-O              Oversized 12" x 19.5" page format                                    $7,995
                            (permitting full bleeds and printers'
                            crop and registration marks)
                            "Plug and Play" Macintosh, PC and
                            Network Support
                            ClearCopy Copier Enhancement
                            235 Digital Typefaces
                            240 MB Internal Storage
                            Ethernet Support
-------------------------------------------------------------------------------------------------------
Unity TurboXL-O             Oversized 12" x 19.5" page format                                    $7,995
                              (permitting full bleeds and printers'
                              crop and registration marks)
                            "Plug and Play" Macintosh, PC and
                              Network Support
                            ClearCopy Copier Enhancement
                            235 Digital Typefaces
                            240 MB Internal Storage
                            Ethernet Support
-------------------------------------------------------------------------------------------------------
Unity 1800 PM-RJ            PressMate Ready - includes VideoNet interface                  $13,500/(3)/
                            Oversized 304 mm x 495 mm page format
                              (permitting full bleeds and printers'
                              crop and registration marks for
                              A3-size page images)
                            Japanese Language Support
                            4 Digital Japanese Language Typefaces
                            "Plug and Play" Macintosh, PC and
                              Network Support
                            ClearCopy Copier Enhancement
                            35 Digital Roman Typefaces
                            240 MB Internal Storage
                            Ethernet Support
-------------------------------------------------------------------------------------------------------
Unity 1800XL                11" x 17" and A3 page format                                         $4,995
                            "Plug and Play" Macintosh, PC and
                              network support
                            ClearCopy Copier Enhancement
                            135 Digital Typefaces
                            240 MB Internal Storage
-------------------------------------------------------------------------------------------------------
PressMate chemical-free     12" x 26" ThermalRes Film Output                               $19,995/(4)/
filmsetter                  12" x 18.5" ColorMark ThermalRes Digital Color Output
                            VideoNet connection to Unity 1800 PM-R or ColorMark Pro 1000
                            500MB Internal Storage

-------------------------------------------------------------------------------------------------------
ColorMark Pro 1000 color    100 MHz, 32 bit superscalar processor                               $15,995
print server                64 MB RAM
                            Post-script-language compatible Level 2
                            1 GB storage

-------------------------------------------------------------------------------------------------------

     (1) Effective September 1, 1995.
     (2) As of September, 1995, the Company has included some refurbished
         Unity PM-R's at  no  charge with the purchase of a PressMate.
     (3) Approximate suggested retail price converted to U.S. Dollars, based on suggested currency exchange rates as of September 1, 1995.
     (4) Requires Unity 1800PM-R or ColorMark Pro 1000 for operation.

"Big Color" Wide-Format Inkjet Printers. The Company's two wide-format color inkjet printers, the DisplayMaker Lite (introduced in June 1993) and the DisplayMaker Professional (introduced in December 1993), provide wide-format photo-realistic digital color output. These products are designed to be a cost-effective solution for short-run digital printing of photo-realistic wide format color output. Both printers work with most commercially available desktop digital color manipulation and composition software applications. Big Color printers are capable of printing poster-size photo-realistic images up to 36-inches wide and, depending on the software application, up to 200 inches long. Using third-party graphics and page-layout software applications that allow printed pages to be "tiled", the DisplayMaker can be used to create virtually unlimited image sizes. The DisplayMaker Professional includes an inkjet marking engine and the Company's proprietary Big Ink(TM) Delivery System and requires the Company's proprietary ColorMark Pro 1000, a color image processor that is based on a 100 MHz, 32-bit superscalar microprocessor. Halon is an interface which provides users of the ColorMark Pro 1000 color print server the option of printing their digital files to any one of a variety of color laser copiers. DisplayMaker Express, currently under development, is the second print engine designed and manufactured by the Company. It is a 54" wide, high speed inkjet printer using "phase-change" inks together with printing technology for which the Company has an exclusive right for wide-format applications. DisplayMaker Express, like DisplayMaker Professional, uses profilers to ensure accurate and consistent printing. The ColorMark Pro 1000 features advanced file spooling for multiple users, "RIP Saver(TM)" (which stores processed files to avoid redundant rasterization) and job management and logging features that track ink and paper consumables for job-costing, work-flow planning and other purposes. Big Color products also incorporate a number of proprietary software advances, including ColorMark and SmoothTone(TM). ColorMark is a color management system that ensures accurate, consistent colors from print to print, even after changing or replacing ink and media. SmoothTone is an image-enhancement technology that significantly boosts the effective resolution of the printing engine to provide output with near continuous-tone quality. The DisplayMaker family is primarily marketed to PostScript and reprographic service bureaus, photo labs and quick printers. End-user applications include retail display, advertising, engineering, legal, real estate, trade shows and travel services.

The  Company's Big Color products include:
------------------------------------------------------------------------------
                                                                SUGGESTED US
PRODUCT                 DISTINGUISHING FEATURES               LIST PRICE/(1)/
------------------------------------------------------------------------------
DisplayMaker Lite       40 ml/color Ink Cartridges             $17,995
                        220 MB Storage
                        Control Panel User Interface
                        Color print server included
------------------------------------------------------------------------------
DisplayMaker            400 ml/color Big Ink(TM) Delivery      $13,995/(3)/
Professional            System
                        Big Ink Color Calibrator
                        540 MB Storage
------------------------------------------------------------------------------
Halon Color Copier      Direct digital support for the         $12,995/(3)(4)/
Interface               Canon, Kodak ColorEdge, Xerox
                        MajestiK and Fuji-Xerox color laser
                        copiers.
------------------------------------------------------------------------------
DisplayMaker Express    54" wide output                        $74,000/(2)(3)/
                        Print speed up to 6 inches per
                        minute
                        1 GB storage
------------------------------------------------------------------------------

------------------------------------------------------------------------------

 ColorMark Pro 1000     100 MHz, 32 bit superscalar            $15,995
 color print server     processor
                        64 MB RAM
                        Post-script-language compatible
                        Level 2
                        1 GB storage
------------------------------------------------------------------------------

(1) Effective September 1, 1995.
(2) Scheduled to be released by the end of 1995.
(3) Requires the use of the ColorMark Pro 1000 for operation.
(4) As of September 1995, the Company has offered, to select National chain printing clients, some Halon controllers in addition to a ColorMark Pro 1000 for as little as $2000 and with a ColorMark Pro 1000/DisplayMaker Pro combination for as little as $0.


Consumables. The Company offers various ColorMark consumables for its Big Color printers, including cyan, magenta, yellow and black ink in 40ml cartridges and 400ml Big Ink packs. The Company also offers a variety of print media such as coated gloss paper and TransWhite(TM) translucent backlit film. As part of the ColorMark system, both the standard 40 ml cartridges and 400ml Big Ink packs ship with ColorMark profilers that plug into the ColorMark Docking Station, ensuring accurate, consistent color output from print to print. The domestic price per Big Ink pack is $299 per color and $75 for a single cartridge. Paper and other media prices range from $109 to $689 per 100- or 150-foot, 36 inch wide rolls. Big Color consumables revenue for fiscal 1995 was $12.7 million.

In addition to consumables for Big Color products, the Company sells proprietary consumables for PressMate, including ThermalRes film, ColorMark four-color ribbons and ColorMark paper. The domestic price is $359 for an 80-foot roll of ThermalRes film, $159 for a set of ColorMark thermal color ribbons and $299 for an 80-foot roll of ColorMark paper.

Other Products. The Company also markets WinPrinter/(R)/ office printers and WinJet/(R)/ printer upgrades for Microsoft Windows users. The WinPrinter 1000 and WinPrinter 600XL, with suggested US retail prices of $1,095 and $2,495, respectively, are conventional laser printers that utilize the Company's host-based WinPrint/(R)/ technology. WinJet 1200Plus, WinJet 1200 and WinJet 800 enhancements, with suggested US retail prices of $995, $995 and $495, respectively, upgrade the speed and resolution of Hewlett-Packard laser printers while providing Postscript language compatibility, additional typefaces and more advanced printing functionality. The WinJet products include software, cabling and interface cards for both the printer and the user's personal computer.

PRODUCT DEVELOPMENT

The Company's continued success depends on making ongoing investments in product development to ensure the timely introduction of high-performance products in response to changes in technology, market demands and customer requirements. Accordingly, the Company is committed to creating specialty printing products that yield superior performance to standard marking engines, designing new products and enhancing existing products to achieve higher levels of performance. The Company is also committed to designing and enhancing products to increase the Company's consumables business.

The Company's current development priorities include release of its recently announced DisplayMaker Express, a proprietary, 54" inch wide, high-speed, ink-jet color printer. DisplayMaker Express product development has been given the highest priority, with product release anticipated by the end of 1995.

As of June 30, 1995, the Company employed approximately 85 people in product development activities, including 25 software engineers, 10 hardware engineers and support staff, 18 mechanical engineers and support staff, two chemical engineers and 26 additional professionals engaged in quality control and documentation functions. The Company's product development organization consists of multiple project teams. Staffing for these teams is flexible, allowing individual engineers to handle multiple and sometimes overlapping development objectives. The Company's software development group creates and enhances software technologies which improve the usefulness, cost effectiveness and productivity of printers offered by the Company, and the quality of such printers' output. The Company's hardware group works to enhance existing hardware components and products and to work with the software group to develop
printer products for specialized applications and markets.   The Company's
mechanical group designs the Company's proprietary printer engines.

SALES AND MARKETING

The Company sells its products primarily through direct telemarketing supplemented by dealers and value-added distributors. At June 30, 1995 the Company employed a 140 person telemarketing sales force including sales professionals focused on developing relationships with major national printing accounts. The Company's sales efforts are supported by a direct mail marketing program designed to achieve frequent contact with its potential customers, including PostScript and reprographic service bureaus, photo labs, quick printers and corporate marketing departments. The Company complements its direct mail efforts by advertising in trade journals and by exhibiting regularly at industry trade shows.

The Company invests significant resources in developing and training its telemarketing staff and has implemented computerized sales management and sales communications systems. Sales representatives participate in continuous training programs so that they understand product features and benefits as well as customer applications and business requirements. Telemarketing sales representatives are compensated on a salary plus bonus and commission basis.

Domestic and Canadian Sales. The Company's domestic and Canadian sales and marketing operations are based at its headquarters in Eden Prairie, Minnesota. For all of its products, the Company augments its direct sales activities by using dealers who offer local product demonstrations and support. Although dealers may serve as the local point of contact with the end-user, the Company's factory sales professionals remain the primary sales advocates and work with dealers to close sales.

For its Big Color products, the Company has also established relationships with independent copy shops and local service printers that have purchased DisplayMaker product. These Big Color Digital Printing Centers are provided cooperative marketing support to promote Big Color printing services and products. The Company's direct telemarketing sales professionals refer potential customers to these local Big Color Digital Printing Centers or dealers to observe the use of the Company's Big Color products. The Company pays a small fee to the showcasing center or reseller following a sale. The Company believes that this marketing approach permits the Company to price its Big Color products at competitive levels while maintaining gross profit margins.

The Company's WinPrinter and WinJet products are sold indirectly through national and regional distribution channels and directly to dealers and end-users. The Company also markets its TurboRes typesetting and Windows-based printing products to other manufacturers for integration with their own products and systems.

In 1994, the Company established ColorMasters(TM), Inc. (CMI), a retail outlet located in the downtown skyway system in Minneapolis, Minnesota. This outlet's stated purpose continues to be to provide the Company with a "marketing laboratory" for its products. New products and product concepts are tested at CMI for market acceptance. Marketing concepts used by the Company as well as its customers are developed and tested for effectiveness. Customer feedback is directed back to the Company for use in its general marketing campaigns. CMI will open a new location in Miami, Florida in the fall of 1995. Its operations will be similar to the outlet located in Minneapolis, but will also include Spanish speaking training, technical support and warehousing facilities primarily for use in the Company's Latin American operations.

International Sales. The Company currently sells its products in all of the Western European nations and in the principal Eastern European, Latin American, Pacific and Asian markets. The Company's principal European sales, support and warehouse facility is located near Amsterdam, The Netherlands, and the Company has branch sales offices in Great Britain, France and Germany. The Company conducts sales operations for the Middle East and Africa from its European headquarters, while it manages other international sales from its headquarters in the United States.

In international markets where it maintains sales offices, the Company sells its products directly to dealers and end-users. In other international markets, the Company sells its products through non-exclusive distributors and directly to dealers. For Big Color products, the Company sells directly to end-users, including Big Color Digital Printing Service Centers and dealers, which provide some local support in those locations where the Company does not maintain sales offices. WinPrint products are sold internationally through non-exclusive distributors and dealers. For the year ended June 30, 1995, sales to customers outside of the United States accounted for approximately 36% of the Company's total revenues.

SERVICE AND SUPPORT

At June 30, 1995, the Company had 40 technical and customer support representatives responding to telephone inquiries from customers and dealers. The Company offers a limited warranty for all of the products it manufactures. Under its limited warranty, the Company will repair or replace any defective product on a factory-return or central depot basis for a period of one year following purchase. In addition to its factory warranty, the Company offers its customers on-site installation, warranty and maintenance services in some markets, through third-party support organizations.

MANUFACTURING

The Company performs final assembly for its Unity, DisplayMaker and WinPrint Products and functional testing and quality control for all of its products and related components, parts and subassemblies at its facilities in Eden Prairie, Minnesota. For many of its products the Company currently purchases fully assembled printer marking engines directly from manufacturers and other components, parts and subassemblies from outside sources. For its PressMate product, as well as the DisplayMaker Express, scheduled to be released by the end of 1995, the Company purchases printing components and uses them to manufacture the printer engines directly. The Company designs controller boards and software for use with these printer engines and components. The Company utilizes a computerized material requirements planning and monitoring system to integrate its purchasing, materials handling and distribution functions.

Certain components used in the Company's products, including printer marking engines, thermal print heads and custom fabricated components, are currently available from sole sources, and certain other components are available from only a limited number of sources. The Company has in the past experienced delays as a result of the failure of certain suppliers to meet requested delivery schedules. In addition, ENCAD, Inc., the Company's sole source of supply for the wide-format color inkjet marking engine used in the Company's DisplayMaker products, also sells a wide-format color printer that competes with DisplayMaker products in certain markets. The Company's future inability to obtain sufficient sole or limited source components, or to develop alternative sources, could result in delays in product introductions, interruptions in product shipments or the need to redesign products to accommodate substitute components, any of which could have a material adverse effect on the Company's operating results.

In fiscal 1994, the Company made the strategic decision to migrate away from products based upon standard marking engines manufactured by unrelated third parties to products designed and manufactured by the Company. In fiscal 1995, the Company began active production of its first proprietary print engine, PressMate, a chemical-free filmsetter. A production line was also established for DisplayMaker Express which is scheduled to be released by the end of 1995. The production of its proprietary engines has required the Company to increase its inventory beyond historical levels requiring the use of additional working capital. The Company has also experienced incremental production costs which have had a significant and negative impact on the overall gross margins of the Company.

A substantial portion of the total manufacturing cost of the Company's typesetter and Big Color products is represented by certain components, particularly dynamic random access memory chips ("DRAMs"), the prices of which have fluctuated significantly in recent years. Significant fluctuations in price or availability of DRAMs or other components could have a material adverse effect on the Company's operating results.

Because the Company normally fills orders within a few days of receipt, it usually carries less than one month's backlog. In addition, customers may generally cancel or reschedule orders without penalty. For these reasons, the Company believes that backlog is not a meaningful indicator of future sales. Manufacturing plans and expenditure levels are based primarily on sales forecasts. The absence of a material backlog could contribute to unexpected fluctuations in operating results.

COMPETITION

The computer printer industry is intensely competitive and rapidly changing. Some of the Company's existing competitors, as well as a number of potential competitors, have larger technical staffs, more established and larger marketing and sales organizations and significantly greater financial resources than the Company.

The Company's primary competition in the typesetting market is with plain-paper typesetters from specialized printer manufacturers. These manufacturers include NewGen Systems, Inc., Xante, Inc., GCC, Inc. and Varityper, Inc. Additionally, QMS, Inc. and Samsung Corporation have introduced desktop laser printers with increased horizontal resolutions of up to 1200 dpi (and lower vertical resolutions), and a variety of manufacturers have introduced products with 600 x 600 dpi resolutions. Hewlett-Packard Company has released a 600 dpi 11 x 17-inch printer, offering variable resolutions above 600 dpi. The Company also believes that at least one of its other competitors has introduced a plain-paper typesetting product claiming resolutions equal to those currently offered by the Company. These and other product releases by competitors have had an adverse effect on the Company's plain-paper typesetting sales. The Company's plain-paper desktop typesetters also compete with phototypesetting equipment offered by a variety of manufacturers, including Varityper, Inc., Linotype-Hell, Inc. and AGFA Compugraphic, Inc.

In the plain-paper typesetting market, the Company competes on the basis of software-based printing features and capabilities that improve printing speed and resolution. In particular, the Company believes that its patented TurboRes technology for improving effective vertical resolutions is superior to its competitors' current approaches to resolution enhancement and that its automatic font management and other product related features distinguish its typesetting products. The Company does not seek to offer the lowest priced products in its typesetting market, although it maintains prices at what the Company believes to be generally competitive levels. Although some potential desktop publishing, printing and graphic arts customers consider lower resolution, less expensive conventional laser printers as alternatives to the Company's typesetter products, the Company believes that these printers are not capable of producing generally acceptable "camera-ready" levels of print quality. Plain-paper typesetting systems compete with phototypesetting equipment in this market on the basis of price, operating cost, speed, creative control, convenience and environmental concerns.

The Company's chemical-free filmsetter, PressMate, competes with phototypesetting equipment produced by a variety of manufacturers such as Varityper, Inc., Linotype-Hell, Inc. and AGFA Compugraphic, Inc. PressMate competes on the basis of price, operating cost, speed, creative control, convenience and environmental concerns.

The Company's Big Color inkjet printing products compete in the short-run, wide-format, photo-realistic color printing market with photographic methods and electrostatic or inkjet digital printers. Competing manufacturers and vendors in this market include Iris Graphics, Inc., CalComp, Inc., Hewlett-Packard Co., RasterGraphics, Inc., Onyx Graphics, Inc., Versatec, Inc., ENCAD, Inc and a variety of competitors who purchase ENCAD's printer engine. Hewlett-Packard has recently announced a new higher performance wide-format color printer that may have a material impact on the development of the Big Color market in the coming year. Competition in this market is generally based on equipment cost, printing quality, production and printing speed, operating costs and the costs of maintenance and upkeep. The traditional photographic approach, employed to produce photo-realistic output one page at a time, is expensive, time-consuming and labor-intensive, especially when an image includes text. This approach also requires skilled personnel and special production facilities and creates chemical wastes.

The electrostatic printers that compete with the Company's Big Color products are expensive, costing from $50,000 to over $200,000, and can involve significant maintenance and operating costs. They can also require controlled environments and sophisticated front-end processing systems. Although electrostatic printers provide significantly faster printing speeds and lower per-square-foot consumables costs than those of the Company's products, the Company believes it competes favorably with such devices on the basis of lower initial purchase price, easier operation, higher quality output and lower ongoing maintenance and environmental requirements. High speed solid inkjet printers capable of producing photo-realistic output are sold at prices comparable to those of electrostatic systems. An additional limitation on inkjet technology for use in production environments has been the relatively high cost of consumables, especially ink. The Company believes it competes favorably with solid inkjet systems on the basis of lower initial purchase price, easier operation, greater reliability, reduced consumables cost and lower ongoing maintenance and environmental requirements.

While other vendors have introduced wide-format printers based on engineering plotter engines, at prices comparable to or below those of the Company's DisplayMaker products, the Company believes that its software and hardware technologies, including SmoothTone image enhancement and ColorMark color management offer it a competitive advantage in terms of higher printing quality, easier operation and lower ongoing consumables costs. In particular, with the allowance of three United States patents on its Big Ink Delivery System, the Company believes it has a protectable advantage in high-capacity, wide-format closed loop color graphics printing.

The Company's WinPrinter and WinJet products compete in the office printing market with, among others, Hewlett-Packard Co., Lexmark, Inc. and Canon Corporation. Such competition has had, and will continue to have, a material adverse effect on sales of the Company's Windows-based printing products. In particular, Hewlett-Packard maintains a dominant position in the laser printer market for home and office use and in the wide-format color plotter market for drafting and reprographic uses. The release of the Hewlett-Packard LaserJet 4 in late 1992 negatively impacted the demand for the Company's WinPrinter products. As a result, the Company de-emphasized the office printer market and expects that sales of its Windows products will continue to decline.

PROPRIETARY RIGHTS

The Company's ability to compete effectively depends, in part, on its ability to maintain the proprietary nature of its technologies through patents, trademarks, copyrights and trade secrets. Important features of the Company's products are represented by proprietary software, some of which is licensed from others and some of which is owned by the Company. The Company attempts to protect its proprietary software with a combination of copyrights, trademarks and trade secrets, employee and third-party nondisclosure agreements and other methods of protection. Despite these precautions, it may be possible for unauthorized third parties to copy certain portions of the Company's products or to reverse-engineer or obtain and use information that the Company regards as proprietary. In addition, there can be no assurance that others will not independently develop software products similar or superior to those developed or planned by the Company.

The Company has been granted three United States patents for inventions related to its TurboRes approach to enhancing the vertical resolution of conventional laser printer engines, three United States patents relating to the Company's Big Ink Delivery System have been allowed and one patent relating to its ThermlRes approach to enhancing vertical resolution of print heads which use thermal marking has been allowed. Additional patent applications are pending relating to the Company's TurboRes, TurboGray, FastPort, Big Ink Delivery, oversized A3 printing, high resolution imaging and image enhancement and wide-format printing technologies and techniques. There can be no assurance that patents will issue from any of these pending applications. In addition, with regard to current patents or patents that may issue, there can be no assurance that the claims allowed will be sufficiently broad to protect the Company's technology or that issued patents will not be challenged or invalidated. Applications to patent the basic TurboRes, ThermalRes and Big Ink Delivery System approaches and related technologies have been filed in selected foreign countries. Patent applications filed in foreign countries are subject to laws, rules and procedures which differ from those of the United States and thus there can be no assurance that any foreign patents will issue as a result of these applications. Furthermore, even if these patent applications result in the issuance of foreign patents, some foreign countries provide significantly less patent protection than the United States.

LICENSES

The Company licenses Microsoft Corporation's TrueImage and Pipeline Associates, Inc.'s PowerPage printer-language software for enhancement and use in its products to provide support for and compatibility with the PostScript page description language. TrueImage is currently used in Windows and some typesetting printing products, with PowerPage employed in the majority of typesetter and all Big Color products. These license agreements provide for a per unit royalty on printers shipped by the Company.

The Company has licensed operating software from Novell, Inc. and Microsoft Corporation for use in its Unity typesetters and Big Color products. These license agreements provide for a per unit royalty on printers shipped by the Company.

Certain typefaces bundled with the Company's products and offered by the Company to other customers are licensed from URW Unternehmensberatung ("URW") and others and edited by the Company for improved quality and utility. The URW license agreement does not require additional payments, except with respect to the use of the trademarked names of certain of the fonts. Licenses for the use of typeface designs or trademark typeface names upon payment of royalties have also been entered into with International Typeface Corporation, Inc., Treacyfaces, Inc., Linotype-Hell, Inc. and Fundicion Tipografic Neufville, S.A. The Company licenses Japanese character electronic typefaces from FontWorks International, Ltd. under a license with certain minimum royalties and per typeface set royalties thereafter.

EMPLOYEES

At June 30, 1995 the Company had a total of 506 employees. None of the Company's employees are represented by a labor organization and the Company has never experienced a work stoppage or interruption due to a labor dispute. Management believes its relationship with employees is good.

ENVIRONMENTAL MATTERS

The Company believes that it is in compliance with all material aspects of applicable federal, state and local laws regarding the discharge of materials into the environment. The Company does not believe that it will be required to spend any material amount in compliance.

ITEM 2.  PROPERTIES.

As of August 31, 1995 the Company leased an aggregate of 319,034 square feet of office and warehouse space in Eden Prairie and Minneapolis, Minnesota, and Miami, Florida pursuant to leases expiring at various times from October 31, 1996 to July 31, 2000. Of this amount, approximately 46,022 square feet have been subleased until January 31, 1997.

The Company also leased approximately 14,850 square feet of office and warehouse for its European headquarters in Hoofddorp, outside of Amsterdam, The Netherlands. In addition, the Company leased approximately 2,300 square feet of office space in Munich, Germany, approximately 3,200 square feet of office and warehouse space in Les Ulis, France, and approximately 1,800 square feet of office space in West Sussex, England.


ITEM 3.  LEGAL PROCEEDINGS.

The Company is involved in legal proceedings incident to the normal course of business, none of which are expected to have a material effect on the Company's results of operations or financial condition.

The Company had previously reported as pending an action filed by Hewlett-Packard Company alleging infringement of ten Hewlett-Packard patents. The majority of claims in that action were settled in July of 1995.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                                    PART II
                                    -------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS.

DIVIDENDS

The Company has never paid cash dividends on its Common Stock. The Company currently intends to retain any earnings for use in its business and, accordingly, does not anticipate paying any cash dividends in the foreseeable future. Any payment of dividends in the future will depend upon the capital requirements, earnings, and general business and financial condition of the Company, as well as other factors which the Board of Directors may deem relevant.

MARKET INFORMATION

Since July 17, 1990, the Company's Common Stock has traded on the Nasdaq National Market System (Nasdaq symbol: LMTS). The following table sets forth the high and low sale prices reported in the Nasdaq National Market System:

                                                Common Stock
                                             -----------------
                                              High       Low
                                             ------    -------

Fiscal Year 1994
  First Quarter............................   6.375      3.50
  Second Quarter...........................   8.625     5.625
  Third Quarter............................   18.75      8.25
  Fourth Quarter...........................  16.375     6.375

Fiscal Year 1995
  First Quarter............................  18.125      7.50
  Second Quarter...........................  17.125     5.875
  Third Quarter............................    7.25      5.00
  Fourth Quarter...........................    8.00     4.625

Fiscal Year 1996
  First Quarter (through August 31, 1995)..    7.00     5.125

-------------------


On August 31, 1995, the last reported sale price of the Common Stock was $5.562 per share. As of such date, there were approximately 300 record holders and 4,500 beneficial holders of the Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA.

The following selected consolidated financial information has been derived from the consolidated financial statements of the Company, which have been audited by Deloitte & Touche, LLP, independent certified public accountants, for the years
ended June 30, 1995, 1994, 1993, 1992, and 1991.   The following information
should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of the Company and notes related thereto.

                                                       Fiscal Years Ended June 30,
                                            ------------------------------------------------
(In thousands, except per share amounts)      1995      1994      1993      1992      1991
                                            --------  --------  --------  --------  --------
Statement of Operations Data:
 Net sales................................  $119,438  $105,849  $68,227   $59,857   $55,828
 Cost of goods sold.......................    72,857    59,852   37,387    31,045    25,907
                                            --------  --------  -------   -------   -------

    Gross profit..........................    46,581    45,997   30,840    28,812    29,921
 Expenses:
   Sales and marketing....................    27,091    21,810   19,360    17,450    17,939
   Research and development...............     6,210     3,335    1,890     2,034     2,898
   General and administrative.............    11,552     9,634    8,813     7,795    10,481
                                            --------  --------  -------   -------   -------

    Operating profit (loss)...............     1,728    11,218      777     1,533    (1,397)
 Other expenses (primarily interest)......     1,433     1,160    1,776     1,935     1,547
                                            --------  --------  -------   -------   -------

Earnings (loss) before income taxes
   and cumulative effect of a change in
   accounting principle...................       295    10,058     (999)     (402)   (2,944)
Income tax expense (benefit)..............        89     3,394     (289)     (245)     (800)
                                            --------  --------  -------   -------   -------
Earnings (loss) before cumulative
   effect of a change in accounting
   principle..............................       206     6,664     (710)     (157)   (2,144)
Cumulative effect on prior years
   (to June 30, 1991) of a change in
   accounting principle...................                                    301
                                            --------  --------  -------   -------   -------

   Net earnings (loss)....................  $    206  $  6,664  $  (710)  $   144   $(2,144)
                                            ========  ========  =======   =======   =======

Per common share:
 Earnings (loss) before cumulative
   effect of change in accounting
   principle..............................  $   0.02  $   0.57  $ (0.07)  $ (0.02)  $ (0.24)
 Cumulative effect on prior years
   of a change in accounting principle....                                   0.04
                                            --------  --------  -------   -------   -------
  Net earnings (loss).....................  $   0.02  $   0.57  $ (0.07)  $  0.02   $ (0.24)
                                            ========  ========  =======   =======   =======

 Average common and common equivalent
  shares outstanding......................    12,206    12,189    9,565     9,342     8,989



                                                      Fiscal Years Ended June 30,
                                             ----------------------------------------------
                                              1995      1994     1993      1992      1991
                                             -------   -------  -------   -------   -------
                                                            (In thousands)
Balance Sheet Data:
 Working capital..........................   $13,708   $13,973  $ 5,869   $ 6,135   $ 7,026
 Total assets.............................    59,161    47,401   29,008    31,476    33,717
 Current liabilities......................    30,933    21,042   12,898    14,578    15,342
 Long-term debt, less current maturities..     1,599     1,590    5,743     6,069     8,721
 Stockholders' equity.....................    25,293    23,139    9,817    10,413     9,555


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS FROM OPERATIONS

(Tabular information: dollars in thousands, except per share and percentage amounts)

OVERVIEW

In fiscal 1995, the Company continued to develop, manufacture, market and sell specialty products for professionals in the graphic arts, pre-press and desktop publishing markets. Before fiscal 1995, the Company's primary focus was to create unique software which was then integrated into a standard marking engine purchased from third parties. In fiscal 1995, the Company continued to develop software while beginning the manufacture of its own proprietary print engines. PressMate and DisplayMaker Express were under development during fiscal 1994 and 1995. PressMate began shipping in production volumes in March 1995, and DisplayMaker Express is scheduled to be released in fiscal 1996.

The Company's strategic decision to manufacture its own proprietary engines was made in an effort to distinguish its products from low-cost imitations and generate an eventual stream of revenue from the sale of proprietary consumables. This strategy is intended to protect and enhance both overall revenues of the Company as well as gross profit margins.

In implementing its engine strategy, the Company experienced higher than expected production costs during fiscal 1995 which were associated with the startup of both the PressMate and DisplayMaker Express manufacturing lines. These expenses reduced the Company's overall gross margins approximately 5% from fiscal 1994 to 1995. The release of both new products required a substantial increase in inventory and a corresponding use of working capital compared to one year ago.

PressMate, the Company's new chemical-free filmsetter, began shipping in production quantities in March 1995. Production was temporarily halted in August 1995 to address technical issues remaining in early production units. Production of PressMate resumed in September 1995 after implementation of an engineering change to the product which is intended to broaden the market acceptance of chemical-free filmsetting.

The Company incurred over $6 million in costs associated with entering the business of manufacturing proprietary engines significantly impacting the overall performance of the Company in fiscal 1995. The long-term benefits associated with this strategic decision include providing high technical barriers to entry by competitors, enhancement of overall gross margins and the establishment of a reliable and consistent stream of higher margin revenues from the sale of consumables. In fiscal 1995, the Company sold $12.7 million of Big Color consumables. With the installed base of DisplayMaker Professionals increasing and the release of two new products, PressMate and DisplayMaker Express, the Company believes that revenues from the sale of consumables in fiscal 1996 will increase.

Net sales for fiscal 1995 were $119 million compared to $106 million in fiscal 1994. The Company's revenues from the sale of plain-paper typesetting products decreased from fiscal 1994 to fiscal 1995, but were more than offset by sales of its Big Color products and from its newly introduced PressMate. Gross margin, expressed as a percent of net sales, decreased primarily as a result of increased production costs associated with the manufacture of proprietary engines. Net income for fiscal 1995 was $206,000 or $.02 per share compared to $6.6 million or $.57 per share for fiscal 1994.

RESULTS OF OPERATIONS

The following table sets forth certain items from the Company's Consolidated Statements of Operations expressed as a percentage of net sales:

                                                        Fiscal Years Ended June 30,
                                                       -----------------------------
                                                        1995       1994        1993
                                                       -----       -----       -----

Net Sales............................................  100.0%      100.0%      100.0%
Cost of goods sold...................................   61.0        56.6        54.8
                                                       -----       -----       -----
Gross profit.........................................   39.0        43.4        45.2
Expenses:
   Sales and marketing...............................   22.7        20.6        28.4
   Research and development..........................    5.2         3.1         2.8
   General and administrative........................    9.7         9.1        12.9
                                                       -----       -----       -----

Total operating expenses.............................   37.6        32.8        44.1
                                                       -----       -----       -----
Operating profit.....................................    1.4        10.6         1.1
Other Income(expense):
   Interest expense..................................   (1.1)       (1.2)       (2.7)
   Interest income...................................    0.0         0.1         0.1
   Other.............................................   (0.1)        0.0         0.0
                                                       -----       -----       -----

Income (loss) before income taxes....................    0.2         9.5        (1.5)

Income tax benefit (provision).......................   (0.0)       (3.2)        0.4
                                                       -----       -----       -----

Net income (loss)                                        0.2%        6.3%       (1.1)%
                                                       =====       =====       =====


Net sales increased 14.0% in fiscal 1993, 55.2% in fiscal 1994 and 12.8% in fiscal 1995 over net sales for the respective preceding years. Sales growth from fiscal 1993 to 1994 was primarily attributable to growth in plain-paper typesetting revenues and the introduction of the Big Color products in June 1993. Sales growth from fiscal 1994 to 1995 was primarily attributable to increases in the sales of Big Color products and the introduction of PressMate, offset by a decrease in sales of plain-paper typesetting and WinPrint/OEM products. Sales during the three-year period were impacted by the decline in the WinPrint/OEM/Imaging product line as the Company has de-emphasized these products in favor of more specialized, professional printing products and proprietary printer products. The Company expects revenues from the sale of plain-paper typesetting products to decline with increased competition in this market and the Company's replacement of plain-paper typesetting revenue with PressMate revenue. The Company also expects revenues from WinPrint/OEM/Imaging products to continue to decline with the reduction in research, development, sales and marketing expenditures related to those product lines.

The following table sets forth net sales by product line expressed in thousands and as a percent of net sales:

                                       Fiscal Years Ended June 30,
                           ---------------------------------------------------
NET SALES                        1995             1994              1993
                                 ----             ----              ----

Plain-paper typesetting..  $ 54,955   46.0%  $ 60,994   57.6%  $49,500   72.6%
PressMate................     7,548    6.3          0    0.0         0    0.0
Big Color................    50,656   42.4     33,263   31.4     1,100    1.6
WinPrint/OEM/Imaging.....     6,280    5.3     11,592   11.0    17,600   25.8
                           --------  -----   --------  -----   -------  -----

Total net sales..........  $119,439  100.0%  $105,849  100.0%  $68,200  100.0%
                           ========  ======  ========  ======  =======  ======

International sales increased both as a percentage of total net sales and in dollars from fiscal 1993 to fiscal 1995 as a result of increased penetration of the European and Asian markets. The release in February 1993 of the Unity 1200XL-J supporting Japanese language characters and a Japanese version of the DisplayMaker product in fiscal 1994, generated significant sales in Japan. Increased sales in the European market are attributable to the introduction of the DisplayMaker in fiscal 1994. The following table sets forth international sales expressed as a percent of net sales and in thousands:

                                    Fiscal Years Ended June 30,
                             ------------------------------------------
INTERNATIONAL SALES              1995          1994           1993
                                 ----          ----           ----

Europe.....................  20%  $23,022  17%  $17,666    18%  $12,400
Japan, Asia, Pacific.......  10    12,235  10    10,887     3     2,100
Latin America..............   4     5,118   4     3,878     9     6,100
Canada.....................   2     2,496   3     3,088     3     1,900
                             --   -------  --   -------  ----   -------

Total international sales..  36%  $42,871  34%  $35,519    33%  $22,500
                             ===  =======  ===  =======  =====  =======

Gross margins were 45.2% , 43.4% and 39.0% for fiscal 1993, 1994 and 1995, respectively. The Company's gross margins during all three fiscal years were negatively affected by aggressive pricing of its plain-paper typesetting product line aimed at maintaining market share. In fiscal 1994 and 1995, the Company's gross margins were favorably impacted by increasing sales of the Big Color products which have gross margins in excess of 50%. The Company's overall gross margins have been negatively affected by increased overhead costs associated with the production of proprietary printer engines. Additional overhead costs accounted for a decrease of approximately 5% in gross margin percentage from fiscal 1994 to fiscal 1995.

Sales and marketing expense was $19.4 million, $21.8 million and $27.1 million in fiscal 1993, 1994 and 1995 respectively. The increase in expense of $2.4 million from fiscal 1993 to fiscal 1994 included increased expenses related to sales of $1.4 million, marketing of $748,000 and technical support of $213,000. The increase in expense of $5.3 million from fiscal 1994 to 1995 included sales expenses of $3.0 million, $1.9 million in marketing expense and $400,000 in technical support services. The increase in sales and marketing expense in fiscal 1995 is primarily related to the introduction of the Company's new chemical-free filmsetter, PressMate.

The Company capitalized software development costs of $2.8 million, $3.3 million and $3.5 million in fiscal years 1993, 1994 and 1995, respectively, as required by FASB No. 86. See Note 1 of Notes to Consolidated Financial Statements. Research and development expenditures, including amounts expensed and capitalized, were $4.7 million, $6.7 million and $9.7 million in fiscal years
1993, 1994 and 1995, respectively.   The increase in R&D expenditures from
fiscal 1993 to 1995 is primarily attributable to increased staffing levels and costs associated with the development of proprietary printer engines. Software development costs capitalized during these periods relate primarily to DisplayMaker Professional, DisplayMaker Express, PressMate, Unity, and WinPrint products.

General and administrative expense was $8.8 million, $9.6 million and $11.6 million in fiscal 1993, 1994 and 1995, respectively. Increases during this period of time are primarily attributable to increased staff and facilities required to support increased sales levels and the release of new products.

Interest expense was $1.8 million, $1.3 million and $1.3 million in fiscal years 1993, 1994 and 1995, respectively. The Company's $5.5 million of convertible debentures were converted to common stock in March 1994.

The effective income tax rate was 28.9%, 33.7% and 30.1% in fiscal years 1993, 1994 and 1995, respectively. The difference between the federal statutory rate and the Company's effective tax rate is primarily attributable to the utilization of R&D tax credits and the Company's use of a Foreign Sales Corporation (FSC).


LIQUIDITY AND CAPITAL RESOURCES

Since its inception, the Company has financed its operations, working capital needs and capital expenditures primarily through cash flow from operations, short and long-term borrowing and the sale of Common Stock. In November 1990, the Company issued $10 million of 10% Convertible Subordinated Debentures. These 10% Debentures were initially convertible into Common Stock at $7.50 per share and the Company reset this conversion price, according to the indenture, to $7.2125 in November 1991. In February 1994, the Company called the 10% Debentures for redemption in March 1994. At March 31, 1994, all of the 10% Debentures had been converted into Common Stock.

Operating activities provided $8.6 million, $3.4 million and $4.4 million in fiscal years 1993, 1994 and 1995, respectively. Cash flow from operations was positively affected from fiscal 1993 to 1994 as net income increased and negatively affected from fiscal 1994 to 1995 as net income decreased. The Company used $772,000, $7.3 million and $8.0 million in fiscal 1993, 1994 and 1995, respectively, for the purchase of inventory. Increased levels of inventory in fiscal 1994 and 1995 resulted from the Company commencing production of proprietary printer engines. The Company generated $3.4 million in fiscal 1993 from a reduction in accounts receivable and used $7.5 million and $1.2 million in fiscal 1994 and 1995, respectively. Increases in accounts receivables are tied primarily to increasing sales levels. The Company generated $2.5 million, $4.0 million and $6.2 million in fiscal 1993, 1994 and 1995, respectively, from the increase in accounts payable primarily related to inventory purchases.

Cash used in investing activities was $3.9 million, $7.3 million and $8.0 million for fiscal 1993, 1994 and 1995, respectively. Increased expenditures related to capital equipment purchases are primarily related to increased sales levels. Increased software development expenditures are related to development of proprietary printer engines. Expenditures related to the acquisition and prosecution of intellectual property rights increased during the three-year period from approximately $86,000 in fiscal 1993 to $1.2 million in fiscal 1994 and $1.8 million in fiscal 1995.

LaserMaster Corporation (LMC) maintains a credit facility with a commercial bank providing up to $9.25 million of eligible accounts receivable and inventory financing. The agreement allows LMC, the Company's primary operating subsidiary, to borrow up to 70% of the net eligible accounts receivable and 40% of the net eligible inventory subject to a sublimit of $3.0 million. At September 27, 1995 the outstanding loan balance for this facility was approximately $3.6 million. The loan agreement requires LMC to meet various covenants involving capital expenditure limitations, cash flow leverage, quarterly pre-tax profit and maintenance of a minimum net worth of $10.25 million. Although LMC failed to meet the cash flow and profitability covenants in the March 1995 quarter, it was granted a waiver by the bank. LMC continued to fail to meet the cash flow and profitability covenants during the June 1995 quarter and engaged in negotiations with the bank to waive the covenants and to obtain an additional $1.5 million of short-term financing. The bank proposed terms for such short-term financing that LMC found unacceptable and negotiations were terminated. LMC remains in technical violation of covenants under the credit agreement, but it has commenced negotiations with an alternative lender for receivables and inventory financing that would replace the bank line.

During September 1995, LMC's cash needs exceeded available cash. To cover short-term cash needs, LMC borrowed $1.6 million under a demand note from TimeMasters, Inc. (TMI), a corporation controlled by the Company's Chief Executive Officer, with the understanding that the demand note would be replaced with a term note and consideration in the form of a warrant. The demand note bears interest on substantially the same terms as proposed by the Bank. The number of warrants will be the principal amount of the note divided by the warrant exercise price of $6.35. The exercise price was determined by the net sale price of LMT shares on the date that the commitment to the loan was made.

On September 26, 1995, LMC received a proposal for financing of accounts receivable and inventory from a commercial finance company that would replace the current facility with the commercial bank as well as provide additional working capital going forward. Although negotiations with such finance company are proceeding constructively, there can be no assurances that such negotiations will be successfully completed. If such facilities prove unavailable, LMC may borrow additional funds from TMI, other affiliated or unrelated parties.

LaserMaster Europe, Ltd. maintains a receivable financing arrangement with a Dutch commercial finance company providing up to $2.5 million of eligible net receivables and a note secured by fixed assets with a domestic commercial finance company. During July 1995, the agreement was amended to increase the line of credit from $1.5 million to $2.5 million.

The Company's business plan is contingent on continuing to obtain reasonably priced sources of capital and sales remaining uninterrupted. If sales are less than expected or sources of financing are unavailable, the Company will be required to revise its business plans. The Company does not believe that inflation will have a material effect on the results of operations or its financial condition in fiscal 1996.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See Financial Statements and Supplementary Data attached.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

                                   PART III
                                   --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

THE FOLLOWING TABLE SETS FORTH INFORMATION, AS OF AUGUST 31, 1995, CONCERNING THE DIRECTORS OF THE COMPANY:

                                                                           Year
                                                                         Became
Name, Age, Positions, Principal Occupations, Directorships             Director
-------------------------------------------------------------------------------

                     Directors whose terms expire in 1995

MELVIN L. MASTERS; age 41; Mr. Masters co-founded LaserMaster              1989
in February, 1986 and has been Chairman, Chief Executive Officer and
President of the Company since it acquired LaserMaster in May 1989.
Mr. Masters also owns TimeMasters, Inc., a company established for the purpose of property management which has an investment in the field of wireless voice and data communications.

RALPH D. ROLEN; age 41; Mr. Rolen is Senior Vice President and             1989
Manager of the Retail Credit Division of First Tennessee National Bank of Memphis, Tennessee, a position he has held since January, 1989.

                     Directors whose terms expire in 1996

JOHN H. MEYER; age 43; Founder of Ventura Software, Inc.,                  1990
a developer of desktop publishing software, and President of that Company from 1985 to 1990. From January 1, 1991 to October 1992, Mr. Meyer was an independent consultant. From November 1992 to spring 1993, Mr. Meyer was President of ShareVision Technology. He is currently working as an independent consultant.

W. SCOTT PARR; age 44; Mr. Parr, is an attorney and a member               1989
of the Massachusetts and Arizona bar. Since December 1994, Mr. Parr has been Chief Executive Officer of Allied Logic Corporation. From
February 1990 until December 1994, Mr. Parr was the General Counsel of the Company.

                     Directors whose terms expire in 1997

LAWRENCE J. LUKIS; age 47; Mr. Lukis co-founded LaserMaster in February,   1989
1986 and has been Chief Technical Officer of the Company since May 1989.

JEAN-LOUIS GASSEE; age 51; Since 1990, Mr. Gassee has been Chairman        1990
and Chief Executive Officer of Be, Inc. of Menlo Park, California.
That company is involved in personal computer technology. From August of 1988 until September, 1990, Mr. Gassee was President of the Apple
Products Division of Apple Computer, Inc. Prior to that time he held the offices of Senior Vice President of Research and Development (1987 to
August, 1988) and Vice President of Product Development of Apple
Computer, Inc. from 1985 to 1987. Mr. Gassee is also a director of Electronics for Imaging of San Bruno, California and 3COM, Sunnyvale, California.

The Board of Directors met two times during the fiscal year ended June 30, 1995. All directors attended each meeting. The Board of Directors has;
(i) an Audit Committee composed of Mr. Masters, Mr. Gassee and Mr. Rolen
(ii) a Stock Option Committee composed of Mr. Gassee and Mr. Rolen, and
(iii) a Compensation Committee composed of Mr. Masters, Mr. Gassee and
Mr. Rolen.  The Board of Directors has no standing nominating committee.

THE FOLLOWING TABLE SETS FORTH INFORMATION, AS OF AUGUST 31, 1995, REGARDING THE EXECUTIVE OFFICERS OF THE COMPANY:

Name                  Age      Positions
---------------------------------------------------------------------------------------------

Melvin L. Masters      41      Chief Executive Officer, President and Chairman of the Board
Lawrence J. Lukis      47      Chief Technical Officer
Robert J. Wenzel       44      Chief Operating Officer and President, LaserMaster Corporation
James E. Retterath     34      Secretary and Vice President Research & Development
Randall L. Ruegg       37      Chief Financial Officer
Timothy N. Thurn       39      Treasurer

MR. WENZEL has been Chief Operating Officer of the Company since October 1991 and President of LaserMaster Corporation, the Company's principal operating subsidiary, since October 1989. He joined LaserMaster as General Manager of the PC Division in May 1989 and became Executive Vice President shortly thereafter. Prior to joining LaserMaster, Mr. Wenzel was employed by CPT Corporation, a company specializing in the manufacture and sale of word processing systems, where he served as General Manager of the Compeer Division from January 1988 through April 1989, and in other capacities before that time.

MR. RETTERATH has been Secretary of the Company since March 1994. He joined the Company in June 1990 and has held a variety of management positions in Research and Development most recently serving as Vice President which position he has held since December 1992. From July 1986 to June 1990, Mr. Retterath was a Senior Design Engineer for Printware, Inc. of Mendota Heights, Minnesota.

MR. RUEGG has been Chief Financial Officer since November 17, 1992. He joined LaserMaster Corporation as Controller in March 1991 and became Controller of the Company in 1992. From July of 1987 until joining LaserMaster, Mr. Ruegg was Director of Accounting and Director of Tax and Treasury for Sinclair & Valentine, Ltd., a manufacturer of printing inks. Mr. Ruegg is a Certified Public Accountant (CPA).

MR. THURN has been Treasurer of the Company since June 1989 and of LaserMaster Corporation since March 1987. Mr. Thurn has experience as both a public and private accountant. Mr. Thurn is a Certified Public Accountant (CPA) and Certified Management Accountant (CMA).


Officers of the Company are elected annually by the Board of Directors. All of the current officers are expected to be re-elected to serve in the same positions for the coming year.

ITEM 11.  EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

The following table sets forth the cash and noncash compensation for each of the last three fiscal years awarded to or earned by the Chief Executive Officer of the Company and the four executive officers of the Company whose salary and bonus earned in the fiscal year ended June 30, 1995 exceeded $100,000 for services rendered.

============================================================================================================
                                 Annual compensation            Long term compensation
                            ----------------------------    -------------------------------
                                                                  Awards
                                                 Other      --------------------                   All
                                                 annual     Restricted              Payouts/       other
Name and principal    Year   Salary     Bonus    compen-    stock       Options/    LTIP           compen-
position                      ($)        ($)     sation     award(s)    SARs (#)    payouts        sation
                                                 ($)        ($)                     ($)            ($)
------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------
Melvin Masters        1995  $250,000                                                               $6,016/2/
Chief Executive       1994   250,000                                                               $5,096/2/
Officer               1993   100,000

------------------------------------------------------------------------------------------------------------
Larry Lukis           1995  $250,000                                                               $9,898/2/
Chief Technical       1994   250,000                                                               $7,923/2/
Officer               1993   100,000

------------------------------------------------------------------------------------------------------------
Robert Wenzel         1995  $165,625   $35,000
Chief Operating       1994   150,000     1,000
Officer               1993   120,833     5,000                          50,000/1/

------------------------------------------------------------------------------------------------------------
James E. Retterath    1995  $161,667   $35,000
Secretary             1994   127,500
                      1993         #
------------------------------------------------------------------------------------------------------------
Randall L. Ruegg      1995  $118,167   $25,000
Chief Financial       1994    92,708
Officer               1993    59,687     8,000
============================================================================================================

#Became executive officer during fiscal 1994.
/1/Grants were the result of cancellation of previously granted options and reissuance at the exercise price indicated in the option grant table. /2/Premiums for life insurance where the Company is not the beneficiary.

STOCK OPTIONS

The Company maintains a Stock Option Plan pursuant to which executive officers, other employees and certain non-employees providing services to the Company may receive options to purchase the Company's common stock.

No stock options were granted to executive officers during fiscal 1995.

The following table summarizes exercises of stock options during fiscal 1995 by the Chief Executive Officer and the Executive Officer's named in the Summary Compensation Table.


AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

                                                                          Value of unexercised
                                                           Number of          in-the-money
                                                          unexercised     options/SARs at FY-
                      Shares acquired       Value        options/SARs at  end ($) exercisable/
Name                  on exercise (#)      realized       FY-end (#)        unexercisable (1)
                                             ($)         exercisable/
                                                         unexercisable
----------------------------------------------------------------------------------------------
Melvin L. Masters          -0-              -0-              -0-                  -0-
----------------------------------------------------------------------------------------------
Lawrence J. Lukis          -0-              -0-              -0-                  -0-
----------------------------------------------------------------------------------------------
Robert J. Wenzel          10,000          $152,950      16,250/48,750        $49,900/$177,300
----------------------------------------------------------------------------------------------
James E. Retterath        20,000          $237,500      10,000/80,000        $30,000/$240,000
----------------------------------------------------------------------------------------------
Randall L. Ruegg           -0-              -0-         16,000/54,000        $48,000/$162,000
==============================================================================================

(1) Represents the difference between the closing price of the Company's common stock on June 30, 1995 and the exercise price of the options.

LONG-TERM INCENTIVE PLAN AWARDS

Other than the Stock Option Plan reported on above, the Company does not maintain any long-term incentive plans.

DIRECTOR COMPENSATION

For fiscal year 1995, there was no plan for compensation to non-employee directors. All directors were reimbursed for their expenses incurred in attending meetings. Both Jean-Louis Gassee and John Meyer act as consultants to the Company. An additional $72,000 each of consulting fees was accrued but not paid on behalf of Mr. Meyer and Mr. Gassee during fiscal 1995.

EMPLOYMENT AGREEMENTS

At September 27, 1995, the Company had employment agreements with Messrs. Masters, Lukis, Retterath, Ruegg and Wenzel. Those agreements renew automatically on an annual basis unless terminated by either party by written notice 60 days before the renewal date. The agreements provide for continuation payments upon termination of employment in certain circumstances, including change of control. As of September 30, 1995 minimum salary levels of $250,000 for each Messrs. Masters and Lukis, $175,000 for Mr. Wenzel and Mr. Retterath and $144,000 for Mr. Ruegg were set.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Chief Executive Officer of the Company, Melvin L. Masters, is a member of the Compensation Committee. Mr. Masters' compensation is set by the Board of Directors as a whole with Mr. Masters abstaining.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth, as of August 31, 1995, certain information with respect to beneficial share ownership by the directors, individually; by all persons known to management to own more than 5% of the Company's outstanding Common Stock, individually; and by all executive officers and directors as a group. Except as otherwise indicated, the shareholders listed below have sole investment and voting power with respect to their shares.


                                      Number of
                                  Beneficially Owner       Percent of Shares
Name of Beneficial Owner               Shares                 Outstanding
------------------------          ------------------       -----------------
Melvin L. Masters                     1,283,700                  11.5%
6425 Beach Road
Eden Prairie, MN  55344

Lawrence J. Lukis (1)                 2,199,531                  19.6%
3250 Fox Street
Long Lake, MN  55356

Ralph D. Rolen (2)                      393,561                   3.5%
345 Roseland Place
Memphis, TN  38111

W. Scott Parr (3)                        64,001                     *

John H. Meyer (4)                        55,500                     *

Jean-Louis Gassee (5)                    60,000                     *

Robert J. Wenzel (6)                     39,300                     *

James E. Retterath (7)                   13,750                     *

Randall Ruegg (8)                        16,000                     *

All officers and directors
as a group (10 persons) (9)           4,179,492                  36.5%

*  Less than 1%

(1) Includes shares owned by Donna Lukis, Mr. Lukis' spouse. Includes 183,000 shares held by the Lukis Foundation, of which Mr. Lukis is a director. Mr. Lukis disclaims beneficial ownership both of Ms. Lukis' shares and those held by the Lukis Foundation.

(2) Includes 285,787 shares held as trustee for the Masters Trust I, an irrevocable trust established by Mr. Masters for the benefit of his children.

(3) Includes 63,001 shares issuable to Mr. Parr under options which are exercisable or will become exercisable within 60 days.

(4) Includes 55,000 shares issuable to Mr. Meyer under options which are exercisable.

(5) Includes 60,000 shares issuable to Mr. Gassee under options which are exercisable.

(6) Includes 27,500 shares issuable to Mr. Wenzel under options which are exercisable or will become exercisable within 60 days. Also includes shares held as trustee for four education trusts.

(7)  Includes 13,750 shares issuable to Mr. Retterath under options which are
     exercisable or will   become exercisable within 60 days.

(8)  Includes 16,000 shares issuable to Mr. Ruegg under options which are
     exercisable or will become   exercisable within 60 days.

(9) Includes 246,734 shares issuable under options which are exercisable or will become exercisable within 60 days.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The Company has the following arrangements with certain of its directors, executive officers or five percent shareholders;

(1) The Company has provided key employees, including its directors and officers, with electronic and telecommunications equipment and service allowing them remote access to the Company's network and management information resources.

(2) Under a Use Indemnification Agreement and certain related Board of Director's actions, the Company has the right to sponsor business and business related occasions at facilities owned by Masters Trust I and or Melvin L. Masters and or TimeMasters, Inc. For those occasions, the Company indemnifies the owners against loss or damage, reimburses out-of-pocket expenses and pays a facility charge based on market rates. In the fiscal year ended June 30, 1995 charges totalled $63,128.

(3) The Company is negotiating a new lease for space it currently occupies in Shady View I & II, with the owner of that space, Grandchildren's Realty Alternative Management Partnership I (GRAMPI), a Minnesota limited partnership. The general partner of GRAMPI is TimeMasters, Inc., a Minnesota corporation which is owned by Melvin L. Masters. One of the limited partners of GRAMPI is the Masters Trust I, of which Ralph Rolen, a director of the Company, is Trustee. For these negotiations, the Company has retained the services of an outside law firm as well as an independent commercial real estate brokerage firm. Annual rent, maintenance and taxes for the fiscal year ended June 30, 1995 was $1,125,785 under the old lease and is expected to increase to current market rates under the lease being negotiated.

(4) The Company has currently installed a campus-wide TimeMasters, Inc. wireless voice system in its Eden Prairie facility. There are no monthly call operating charges for unlimited use of that system. The system hardware was acquired for $211,000, based on competitive proposals for two other comparable systems. TimeMasters, Inc. is a Minnesota corporation wholly owned by Melvin L. Masters.

(5) During September 1995, LMC's cash needs exceeded available cash. To cover short-term cash needs, LMC borrowed $1.6 million under a demand note from TimeMasters, Inc. (TMI), a corporation controlled by the Company's Chief Executive Officer, with the understanding that the demand note would be replaced with a term note and consideration in the form of a warrant. The demand note bears interest on substantially the same terms as proposed by the Bank. The number of warrants will be the principal amount of the note divided by the warrant exercise price of $6.35. The exercise price was determined by the net sale price of LMT shares on the date that the commitment to the loan was made.



                                    PART IV

 ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) 1.  Financial Statements
        --------------------

        Consolidated Financial Statements of LaserMaster Technologies, Inc. and
        Subsidiaries:

        Independent Auditors' Report

        Consolidated Balance Sheets as of June 30, 1995 and 1994

        Consolidated Statements of Operations for the fiscal years ended June 30, 1995, 1994 and 1993

        Consolidated Statements of Stockholders' Equity for the fiscal years ended June 30, 1995, 1994 and 1993

        Consolidated Statements of Cash Flows for the fiscal years ended June 30, 1995, 1994 and 1993

        Notes to Consolidated Financial Statements


(a) 2.  Financial Statement Schedules
        -----------------------------

        LaserMaster Technologies, Inc. and Subsidiaries

        Schedule I  --  Condensed Financial Information of the Registrant
        Schedule II  --  Valuation and Qualifying Accounts

        Schedules not listed above have been omitted because they are either not applicable or required information has been given in the consolidated financial statements or notes thereto.

(a) 3.  Listing of Exhibits
        -------------------

Exhibit

Number  Description
------  -----------

3.1 Articles of Incorporation of the Company, as amended, on March 24, 1994 incorporated by reference to Exhibit 3.1 to the Company's annual report on Form 10-K for the year ended June 30, 1994.

3.2 Restated Bylaws of the Company as amended, on March 24, 1994 incorporated by reference to Exhibit 3.2 to the Company's annual report on Form 10-K for the year ended June 30, 1994.

4.1 Sample Certificate of the Company's Common Stock as incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1 (Registration No. 33-36202) (the "Registration Statement").

4.2 Stock Subscription Warrant for 15,000 shares of Common Stock issued to Asset Growth Partners, Inc incorporated by reference to Exhibit 4.2 to the Company's annual report on Form 10-K for the year ended June 30, 1994.

10.1 LaserMaster Technologies, Inc. 1990 Restated Stock Option Plan, as amended as incorporated by reference to Exhibit 10.1 to the Company's report on Form 10-K for the year ended June 30, 1991.

10.2 Employment Agreement with Melvin L. Masters as incorporated by reference to Exhibit 10.1 to the Company's Form 10 Registration.

10.3 Employment Agreement with Lawrence J. Lukis as incorporated by reference to Exhibit 10.2 to the Company's Form 10 Registration.

10.4    Employment Agreement with Robert J. Wenzel.

10.5    Employment Agreement with Randall L. Ruegg.

10.6    Employment Agreement with James E. Retterath.

10.7 Lease Agreement, as amended, between School Employee's Retirement Board of Ohio and LaserMaster Corporation dated April 3, 1989 as incorporated by reference to Exhibit 10.17 to the Registration Statement.

10.8 Amendment to Lease Agreement between School Employee's Retirement Board of Ohio and LaserMaster Corporation, dated May 22, 1991 as incorporated by reference to Exhibit 10.11 to the Company's report on Form 10-K for the year ended June 30, 1991.

10.9 Amendment to Lease Agreement between School Employees' Retirement Board of Ohio and LaserMaster Corporation, signed March 26, 1992 as incorporated by reference to Exhibit 10.1 to the Company's report on Form 10-Q for the period ended March 31, 1992.

10.10 Amendment to Lease Agreement between School Employees' Retirement Board of Ohio and LaserMaster Corporation dated July 15, 1992 as incorporated by reference to Exhibit 10.13 to the Company's report on Form 10-K for the fiscal year ended June 30, 1992.

10.11 Lease Agreement between 745 Property Investments and LaserMaster Corporation dated March 12, 1990 as incorporated by reference to Exhibit
        10.18 to the Registration Statement.

10.12 Lease Agreement between B.V. Amsterdamsche Huizenhandel en Administratienmaatschappij and LaserMaster Ltd. dated March 29, 1991 for commencement December 1, 1991 as incorporated by reference to Exhibit
        10.14 to the Company's report on Form 10-K for the year ended June 30, 1991.

10.13 Assignment of Lease between School Employees Retirement Board of Ohio and LaserMaster Corporation dated May 13, 1991 as incorporated by reference to Exhibit 10.18 to the Company's report on Form 10-K for the year ended June 30, 1991.

10.14 Lease between Schweizerische Lebensversicherung and Rentenversicherung and LaserMaster Europe Ltd. dated May 1, 1992 as incorporated by reference to Exhibit 10.22 to the Company's report on Form 10-K for the fiscal year ended June 30, 1992.

10.15 Lease between St. Martins Property Investments Limited and LaserMaster Europe, Ltd., dated September 1994 as relating to property at Overline House, Crawley, West Sussex as incorporated by reference to Exhibit
        10.22 to the Company's annual report on Form 10-K for the year ended June 30, 1994.

10.16 Lease dated June 29, 1993 between LaserMaster Corporation and St. Paul Properties, Inc. as incorporated by reference to Exhibit 10.1 to the Company's report on Form 10-Q for the period ended September 30, 1993.

10.17 Lease Agreement dated December 20, 1993 between LaserMaster Corporation and St. Paul Companies adding space to previous lease as incorporated by reference to Exhibit 10.3 to the Company's report on Form 10-Q for the period ended December 31, 1993.

10.18 Lease Agreement dated July 13, 1994 between LaserMaster Corporation and St. Paul Companies adding space to the lease incorporated by reference to Exhibit 10.1 to the Company's report on Form 10-Q for the period ended September 30, 1993.

10.19 Lease Agreement between La S.C.I. Aigle, Societe Civil Immobiliere and LaserMaster Ltd. to commence October 1, 1991 as incorporated by reference to Exhibit 10.19 to the Company's report on Form 10-K for the year ended June 30, 1991.

10.20 Copyright License between Adobe Systems Incorporated and LaserMaster Corporation as incorporated by reference to Exhibit 10.24 to the Registration Statement.

10.21 License Agreement between Bitstream Inc. and LaserMaster Corporation as incorporated by reference to Exhibit 10.25 to the Registration Statement.

10.22 License Agreement between International Typeface Corporation and the Company as incorporated by reference to Exhibit 10.27 to the Registration Statement.

10.23 License Agreement for Appletalk Source Code between Apple Computer, Inc. and the Company as incorporated by reference to Exhibit 19.2 to the Company's report on Form 10-Q for the period ended September 30, 1990.

10.24 License Agreement between Microsoft Corporation and the Company dated September 7, 1990 as incorporated by reference to Exhibit 19.4 to the Company's report on Form 10-Q for the period ended September 30, 1990.

10.25 Maintenance Agreement between National Computer Systems, Inc. and LaserMaster Corporation dated June 30, 1993 as incorporated by reference to Exhibit 10.31 to the Company's report on Form 10-K for the year ended June 30, 1993.

10.26 Lease between Northern Telecom Finance Corporation and LaserMaster Corporation dated July 25, 1990 as incorporated by reference to Exhibit
        10.33 to the Company's report on Form 10-K for the year ended June 30, 1991.

10.27 Amendment to Lease between Northern Telecom Finance Corporation and LaserMaster Corporation dated December 5, 1991 as incorporated by reference to Exhibit 10.37 to the Company's report on Form 10-K for the fiscal year ended June 30, 1992.

10.28 Amendment to Lease between Northern Telecom Finance Corporation and LaserMaster Corporation dated August, 1994 as incorporated by reference to Exhibit 10.39 to the Company's annual report on Form 10-K for the year ended June 30, 1994.

10.29 Use Indemnification Agreement dated November 1, 1991 covering property located at 12790 Century Lane, Eden Prairie, MN as incorporated by reference to the Company's report on Form 10-Q for the period ended December 31, 1991.

10.30 Arrangement Letter and Contract dated November 12, 1991 between LaserMaster Ltd. and International Factors Nederland B.V. as incorporated by reference to Exhibit 10.4 to the Company's report on Form 10-Q for the period ended December 31, 1991.

10.31 License Agreement between FontWorks Inc. and LaserMaster Corporation dated June 30, 1992 as incorporated by reference to Exhibit 10.43 to the Company's report on Form 10-K for the fiscal year ended June 30, 1992.

10.32 Credit and Security Agreement dated April 25, 1994 by and between First Bank National Association and LaserMaster Corporation as incorporated by reference to Exhibit 10.1 to the Company's report on Form 10-Q for the period ended March 31, 1994.

10.33 Second Amendment to Credit and Security Agreement dated November 11, 1994 by and between First Bank National Association and LaserMaster Corporation incorporated by reference to Exhibit 10.01 to the Company's report on Form 10-Q for the period ended December 31, 1994.

10.34 Third Amendment to Credit and Security Agreement dated December 16, 1994 by and between First Bank National Association and LaserMaster Corporation incorporated by reference to Exhibit 10.02 to the Company's report on Form 10-Q for the period ended December 31, 1994.

10.35 Security Agreement dated February 1, 1994 between the Company's LaserMaster subsidiary and General Electric Capital Corporation as incorporated by reference to Exhibit 10.1 to the Company's report on Form 10-Q for the period ended December 31, 1993.

10.36 Master Security Agreement dated December 15, 1994 by and between General Electric Capital Corporation and LaserMaster Corporation incorporated by reference to Exhibit 10.03 to the Company's report on Form 10-Q for the period ended December 31, 1994.

10.37 Amendment to Master Security Agreement dated December 30, 1994 by and between General Electric Capital Corporation and LaserMaster Corporation incorporated by reference to Exhibit 10.04 to the Company's report on Form 10-Q for the period ended December 31, 1994.

10.38 Novation Agreement dated March 21, 1994 by and among Toshiba Corporation, Tokyo Electric Co., Ltd., LaserMaster Corporation and Marubeni International Electronics Corporation as incorporated by reference to Exhibit 10.3 to the Company's report on Form 10-Q for the period ended March 31, 1994.

10.39 Purchase Agreement Amendment dated July 1, 1994 among LaserMaster Corporation, Marubeni International Electronics Corporation, Marubeni Corporation and Tokyo Electric Co., Ltd as incorporated by reference to
        Exhibit 10.47 to the Company's annual report on Form 10-K for the year ended June 30, 1994.

10.40 Purchase Agreement dated May 28, 1993 between ENCAD, Inc. and LaserMaster Corporation as incorporated by reference to Exhibit 10.41 to the Company's report on Form 10-K for the year ended June 30, 1993.

10.41   Note to TimeMasters, Inc.

11.1    Per Share Earnings Calculation

22.1    Subsidiaries of the Company

(b)  Reports on Form 8-K:     None

(c) See the Exhibit Index and Exhibits attached as a separate section of this report.

(d) See Financial Statement Schedules attached as a separate section of this report.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: September 28, 1995               LASERMASTER TECHNOLOGIES, INC.


                                       By  /s/Melvin L. Masters
                                           ----------------------
                                           Melvin L. Masters, President,
                                           Chief Executive Officer and
                                           Chairman of the Board


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                  President, Chief Executive Officer
/s/Melvin L. Masters              and Chairman of the Board
---------------------------       (Principal Executive Officer)
Melvin L. Masters

/s/Lawrence J. Lukis              Chief Technical Officer and
---------------------------       Director
Lawrence J. Lukis

/s/W. Scott Parr                  Director
---------------------------
W. Scott Parr

/s/Ralph D. Rolen                 Director
---------------------------
Ralph D. Rolen

/s/Jean-Louis Gassee              Director
---------------------------
Jean-Louis Gassee

/s/John Meyer                     Director
---------------------------
John Meyer

/s/Randall Ruegg                  Chief Financial Officer
---------------------------
Randall Ruegg

INDEPENDENT AUDITORS' REPORT



Board of Directors and Stockholders
LaserMaster Technologies, Inc. and
  Subsidiaries
Eden Prairie, Minnesota

We have audited the consolidated balance sheets of LaserMaster Technologies, Inc. and subsidiaries as of June 30, 1995 and 1994 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 1995 and financial statement schedules listed in the index at Item 14(a)(2). These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of LaserMaster Technologies, Inc. and subsidiaries as of June 30, 1995 and 1994 and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements, taken as a whole, present fairly in all material respects the information therein set forth.



Deloitte & Touche, LLP
Minneapolis, Minnesota
August 9, 1995

LASERMASTER TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
-------------------------------------------------------------------------------

                                                                   June 30, 1995       June 30, 1994
                                                                   -------------       -------------
ASSETS

 CURRENT ASSETS:
  Cash and cash equivalents                                         $   607,223          $ 2,193,673
  Accounts receivable, less allowance for doubtful
   accounts and sales returns of $ 2,051,000 and
   $1,890,000, respectively (Note 5)                                 17,104,353           15,928,666
  Inventory (Notes 3 and 5)                                          21,609,487           13,571,039
  Other current assets                                                2,452,766            1,764,741
  Deferred tax asset (Note 10)                                        2,868,000            1,557,000
                                                                    -----------          -----------
     TOTAL CURRENT ASSETS                                            44,641,829           35,015,119

PROPERTY AND EQUIPMENT, NET
    (Notes 4, 5 and 6)                                                6,323,749            6,023,209

CAPITALIZED SOFTWARE, less accumulated
  amortization of $3,465,724 and $6,698,850,
  respectively                                                        4,991,084            4,580,387

ACQUIRED TECHNOLOGY, PATENTS
  AND LICENSES, less accumulated amortization
    of $967,765 and $632,751, respectively                            3,204,610            1,782,520
                                                                    -----------          -----------
                                                                    $59,161,272          $47,401,235
                                                                    ===========          ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes payable (Note 5)                                            $ 6,462,901          $ 4,452,841
  Accounts payable                                                   18,204,869           12,008,334
  Accrued payroll and payroll taxes                                   2,642,947            2,193,476
  Income taxes payable                                                  201,768              422,679
  Other current liabilities                                           2,410,949            1,150,960
  Current maturities of long-term debt (Note 6)                       1,009,917              813,713
                                                                    -----------          -----------
     TOTAL CURRENT LIABILITIES                                       30,933,351           21,042,003

LONG-TERM DEBT, less current maturities (Note 6)                      1,598,546            1,589,542

DEFERRED INCOME TAXES (Note 10)                                       1,336,000            1,631,000

COMMITMENTS (Note 8)

STOCKHOLDERS' EQUITY: (Note 9)
  Common stock, $.01 par value; authorized
    30,000,000 shares; 11,176,382 and 10,945,916 shares issued
    and outstanding, respectively                                       111,764              109,459
  Preferred stock, $.01 par value; authorized
    5,000,000 shares; no shares issued or outstanding
  Additional paid-in capital                                         16,626,953           14,681,047
  Retained earnings                                                   8,554,658            8,348,184
                                                                    -----------          -----------
     TOTAL STOCKHOLDERS' EQUITY                                      25,293,375           23,138,690
                                                                    -----------          -----------
                                                                    $59,161,272          $47,401,235
                                                                    ===========          ===========

                See notes to consolidated financial statements.

LASERMASTER TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
-------------------------------------------------------------------------------

                                                             Fiscal Years Ended June 30,
                                                      -----------------------------------------
                                                          1995           1994           1993
                                                      ------------   ------------   -----------
NET SALES (Note 11)                                   $119,438,719   $105,849,310   $68,226,649

COSTS OF GOODS SOLD                                     72,857,356     59,852,292    37,386,790
                                                      ------------   ------------   -----------
  GROSS PROFIT                                          46,581,363     45,997,018    30,839,859

OPERATING EXPENSES
 Sales and marketing                                    27,091,414     21,810,013    19,360,052
 Research and development                                6,210,006      3,335,081     1,890,183
 General and administrative                             11,552,092      9,634,228     8,812,410
                                                      ------------   ------------   -----------
                                                        44,853,512     34,779,322    30,062,645
                                                      ------------   ------------   -----------
  OPERATING PROFIT                                       1,727,851     11,217,696       777,214

OTHER INCOME (EXPENSE):
 Interest Expense                                       (1,331,139)    (1,296,810)   (1,818,863)
 Interest Income                                            26,846        102,130        62,198
 Other Income (Expense)                                   (128,084)        34,620       (19,194)
                                                      ------------   ------------   -----------
                                                        (1,432,377)    (1,160,060)   (1,775,859)
                                                      ------------   ------------   -----------

EARNINGS (LOSS) BEFORE INCOME TAXES                        295,474     10,057,636      (998,645)

INCOME TAX (PROVISION) BENEFIT                             (89,000)    (3,394,000)      289,000
                                                      ------------   ------------   -----------

NET EARNINGS (LOSS)                                   $    206,474      6,663,636   $  (709,645)
                                                      ============   ============   ===========

EARNINGS (LOSS) PER COMMON SHARE                      $        .02   $        .57   $      (.07)
                                                      ============   ============   ===========

Average common and common equivalent shares             12,206,280     12,188,896     9,564,815
                                                      ============   ============   ===========


                See notes to consolidated financial statements.

LASERMASTER TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
-------------------------------------------------------------------------------

                                                 Common Stock              Additional
                                          --------------------------        Paid-In           Retained
                                           Shares            Amount         Capital           Earnings         Total
                                          ----------        --------       -----------       ----------      -----------
BALANCES, JUNE 30, 1992                    9,393,265        $ 93,933       $ 7,925,074       $2,394,193      $10,413,200

Issuance of common stock -
   Stock options exercised                   357,891           3,578           109,983                           113,561
 Net loss                                                                                      (709,645)        (709,645)
                                          ----------        --------       -----------       ----------      -----------
BALANCES, JUNE 30, 1993                    9,751,156          97,511         8,035,057        1,684,548        9,817,116

Issuance of common stock -
   Conversion of debentures, less
    issuance costs of $306,334               766,439           7,664         5,214,002                         5,221,666
   Stock options exercised                   428,321           4,284           570,988                           575,272
 Stock option tax benefit                                                      861,000                           861,000
 Net earnings                                                                                 6,663,636        6,663,636
                                          ----------        --------       -----------       ----------      -----------
BALANCES, JUNE 30, 1994                   10,945,916         109,459        14,681,047        8,348,184       23,138,690

Issuance of common stock -
   Stock options exercised                   230,466           2,305           410,906                           413,211
Stock option tax benefit                                                     1,535,000                         1,535,000
Net earnings                                                                                    206,474          206,474
                                          ----------        --------       -----------       ----------      -----------
BALANCES, JUNE 30, 1995                   11,176,382        $111,764       $16,626,953       $8,554,658      $25,293,375
                                          ==========        ========       ===========       ==========      ===========



                See notes to consolidated financial statements.

LASERMASTER TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (NOTE 12)
-------------------------------------------------------------------------------

                                                                               Fiscal Years Ended June 30,
                                                                          ---------------------------------------
                                                                              1995         1994          1993
                                                                          -----------   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings (loss)                                                    $   206,474   $ 6,663,636   $  (709,645)
   Adjustments to reconcile net earnings (loss) to net
       cash provided by operating activities:
      Depreciation and amortization                                         6,302,444     4,950,886     4,348,285
      Amortization of deferred financing costs                                 96,127       193,672       232,969
      Loss on sale of property and equipment                                  131,113        12,048         5,349
      Deferred income taxes                                                (1,606,000)      927,000      (457,000)
      Stock option tax benefit                                              1,535,000       861,000
   Change in current assets and current liabilities:
     (Increase) decrease in:
      Accounts receivable                                                  (1,175,687)   (7,524,524)    3,426,244
      Inventory                                                            (8,038,448)   (7,293,941)     (772,259)
      Other current assets                                                   (784,152)     (734,788)      159,781
      Income tax receivable                                                                                59,653
    Increase (decrease) in:
     Accounts payable                                                       6,196,535     4,045,051     2,502,899
     Accrued payroll and payroll taxes                                        449,471       667,345      (130,746)
     Other current liabilities                                              1,259,989       265,215      (125,287)
     Income taxes payable                                                    (220,911)      345,153        77,526
                                                                          -----------   -----------   -----------
NET CASH PROVIDED BY OPERATING  ACTIVITIES                                  4,351,955     3,377,753     8,617,769

CASH FLOWS FROM  INVESTING ACTIVITIES:
   Additions to property and equipment                                     (2,654,705)   (2,831,073)   (1,060,654)
   Additions to capitalized software costs                                 (3,535,312)   (3,328,224)   (2,783,777)
   Proceeds from sale of property and equipment                                16,363        52,950        33,075
   Additions to patents and other assets                                   (1,793,993)   (1,172,678)      (86,241)
                                                                          -----------   -----------   -----------
NET CASH USED IN INVESTING ACTIVITIES                                      (7,967,647)   (7,279,025)   (3,897,597)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowing under revolving credit lines                               2,010,060     2,959,216
   Net repayments under revolving credit lines                                                         (3,220,797)
   Repayments of notes payable                                                             (620,000)     (180,000)
   Additions to long-term debt                                                470,938     2,187,000
   Payments on long-term debt                                                (864,966)     (525,981)     (938,541)
   Issuance of common stock                                                   413,210       575,273       113,561
                                                                          -----------   -----------   -----------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                         2,029,242     4,575,508    (4,225,777)
                                                                          -----------   -----------   -----------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                           (1,586,450)      674,236       494,395

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                              2,193,673     1,519,437     1,025,042
                                                                          -----------   -----------   -----------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                  $   607,223   $ 2,193,673   $ 1,519,437
                                                                          ===========   ===========   ===========


                See notes to consolidated financial statements.

LASERMASTER TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL  STATEMENTS

1. BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

   BUSINESS
   LaserMaster Technologies, Inc. (the Company) designs, manufactures, markets and sells wide-format color, chemical-free filmsetting, plain-paper typesetting, and specialized Windows printing systems for graphic arts, pre-press and desktop publishing professionals.

   CREDIT RISK
   The Company sells its products on a prepaid basis, on a COD basis, through nonrecourse third-party leasing arrangements and by extending credit in the normal course of business. Its customer base is comprised primarily of resellers and end users in the graphic arts, pre-press and desk-top publishing industries. Credit risk is spread across a significant number of customers and no material credit risk resides with one or a small number of customers. The Company performs on-going credit evaluations of its customers' financial condition and generally requires no collateral.

   CONSOLIDATION
   The consolidated financial statements include the accounts of LaserMaster Technologies, Inc. and its subsidiaries, Digital Typeface Corporation (DTC) and LaserMaster Corporation (LMC) and LMC's subsidiaries, LaserMaster Export Corporation, LaserMaster Europe, Ltd. (LME), LaserMaster Asia/Pacific (LMA) and ColorMasters, Inc. (CMI). All significant intercompany balances and transactions have been eliminated.

   REVENUE RECOGNITION AND WARRANTIES
   Product sales are recorded on shipment. Reserves are established for anticipated returns of product and bad debts. The Company offers extended maintenance agreements; revenue from these agreements is recognized ratably over the contract period. The Company provides a warranty for labor and materials on certain products sold. No other stock balancing programs or product rebate programs exist outside of the terms of the limited warranty. The estimated warranty liability and deferred revenue are included in other current liabilities in the consolidated balance sheet.

   INVENTORIES
   Inventories are stated at the lower of cost or market, with cost determined using the first-in, first-out (FIFO) basis.

   PROPERTY AND EQUIPMENT
   Property and equipment are recorded at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets of two to seven years.

   CAPITALIZED SOFTWARE
   Software development costs incurred subsequent to establishment of the software's technological feasibility are capitalized. Capitalization ceases when the software is available for general release to customers. The recoverability of capitalized software costs is continually evaluated, and provisions for estimated losses are recorded in the period such losses are determined. Amortization of capitalized software costs is provided at the greater of the amount computed using (a) the ratio of current gross revenues from a product to the total of current and anticipated future gross revenues from the product or (b) the straight-line method over the remaining estimated economic life of the product. Generally, an original estimated economic life of three years is assigned to capitalized software development costs. Amortization of capitalized software costs, included in cost of goods sold, aggregated $3,124,616, $2,409,307, and $1,853,462 for the fiscal years ended June 30, 1995, 1994, and 1993, respectively.

   ACQUIRED TECHNOLOGY, PATENTS, AND LICENSES
   Acquired technology, patents, and licenses are amortized using the straight-line method over the estimated useful lives of the assets, generally from three to ten years. The recoverability of these assets is continually evaluated by comparing the remaining unamortized cost to the estimated future revenue of the associated assets. Provisions for estimated losses are recorded in the period such losses are determined.

   INCOME TAXES
   The Company utilizes the liability method of accounting for income taxes as set forth in Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." Under the liability method, deferred taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect.

   RESEARCH AND DEVELOPMENT
   The Company is involved in the development of new products and improvement of existing products. Research and development costs are charged to expense as incurred.

   EARNINGS (LOSS) PER SHARE
   Earnings (loss) per common share is based on the weighted average number of common and common equivalent shares outstanding during fiscal 1995. Common stock equivalents reflect the dilutive effect of outstanding stock options. Common stock equivalents have been excluded from the computation for the fiscal year ended June 30, 1993 as the effect was antidilutive.

   CASH EQUIVALENTS
   All highly liquid cash investments with a maturity of three months or less at the date of purchase are considered to be cash equivalents.

2. ADVERTISING

   The American Institute of Certified Public Accountants issued Statement of Position No. 93-7, "Reporting on Advertising Costs", in December 1993. The Company adopted the provisions of this statement effective for the Company's 1995 fiscal year.

   The Company expenses the costs of advertising the first time the advertising takes place, except for direct-response advertising, which is capitalized and amortized over its expected period of future benefits. Direct-response advertising consists of printing, postage, and mailing list costs relating to direct mail advertising. The capitalized costs of the advertising are amortized over the period during which the benefits of the mailings are expected, up to two months following the mailing date.

   The effect of this accounting change was to increase fiscal 1995 earnings before income taxes, net income, and earnings per share by $412,000, $289,000, and $0.02, respectively.

   At June 30, 1995, $412,000 of advertising was included in other current assets. Advertising expense was $9,519,000, $7,470,000, and $7,235,000 for the fiscal years ended June 30, 1995, 1994, and 1993, respectively.

3. INVENTORY

   Inventory consists of the following:

                                      June 30, 1995  June 30, 1994
                                      -------------  -------------

   Raw materials
       Purchased printer engines       $   796,940    $ 1,854,714
       Completed subassemblies           5,419,774      3,564,896
       Raw materials                     9,397,341      3,255,224
   Work in process                         987,009        521,205
   Finished goods                        5,008,423      4,375,000
                                       -----------    -----------
                                       $21,609,487    $13,571,039
                                       ===========    ===========

   Certain prior year inventory amounts have been reclassified to conform to June 30, 1995 presentation. Such reclassification had no impact on net income and stockholders' equity.

4.  PROPERTY AND EQUIPMENT

    Property and equipment consists of the following:


                                                 Life Used
                                              for Depreciation  June 30, 1995  June 30, 1994
                                              ----------------  -------------  -------------

    Computer equipment                             2 - 5 years    $10,088,455    $ 8,738,935
    Trade show computer equipment                  2 - 5 years        424,410        209,669
    Capitalized tooling                                3 years        202,913
    Furniture and fixtures                         5 - 7 years      4,241,649      3,580,427
    Purchased software                                 3 years        764,351        717,711
    Vehicles                                           5 years        505,490        503,025
    Leasehold improvements                             5 years      2,282,348      1,871,867
                                                                  -----------    -----------
                                                                   18,509,616     15,621,634
    Accumulated depreciation and amortization                      12,185,867      9,598,425
                                                                  -----------    -----------
                                                                  $ 6,323,749    $ 6,023,209
                                                                  ===========    ===========


    Property and equipment includes assets
    under capital leases as follows:


                                                 June 30, 1995  June 30, 1994
                                                 -------------  -------------

    Computer equipment and purchased software       $   31,810
    Furniture and fixtures                           1,301,995     $  962,133
    Vehicles                                            49,109        127,657
                                                    ----------     ----------
                                                     1,382,914      1,089,790
    Accumulated amortization                           558,905        571,543
                                                    ----------     ----------
                                                    $  824,009     $  518,247
                                                    ==========     ==========


5.  SHORT-TERM FINANCING

    Notes payable consists of the following:


                                                 June 30, 1995  June 30, 1994
                                                 -------------  -------------

    Note payable under $9,250,000 revolving
    line of credit (1)                              $4,961,468     $3,684,184

    Note payable under $1,500,000 revolving
    line of credit, due on demand (2)                1,459,947        735,087


    Other                                               41,486         33,570
                                                    ----------     ----------

                                                    $6,462,901     $4,452,841
                                                    ==========     ==========

    Weighted average interest rate                       9.78%          8.73%
                                                    ==========     ==========

    (1) On April 25, 1994, the Company's subsidiary (LMC) established an operating line of credit with a commercial bank which allowed LMC to borrow up to $5,000,000 of eligible accounts receivable. On November 11, 1994 and December 16, 1994, the agreement was amended to increase the line of credit from $5,000,000 to $9,250,000 of eligible accounts receivable and inventory, the amended agreement allows LMC to borrow up to 70% of the net eligible accounts receivable and 40% of the net eligible inventory subject to a sublimit of $3,000,000. Borrowing are secured by eligible accounts receivable and inventory and bear interest at a defined bank Reference Rate (prime) plus 1.75% (10.75% at June 30, 1995) with a 0.5% unused line fee. At June 30, 1995 approximately $2,802,000 was unused under this credit line. The term of the agreement expires April 25, 1996. The loan agreement requires LMC to meet various covenants involving capital expenditure limitations, cash flow leverage, quarterly pre-tax profit and maintain a minimum net worth of $10,250,000. LMC was in violation of the cash flow leverage and quarterly pre-tax profit covenants at June 30, 1995. Management believes it has adequate sources of financing to meet its short-term borrowing needs. The Company is currently negotiating with several commercial lenders.

    (2) LME, a subsidiary of the Company's LMC subsidiary, maintains a receivables financing arrangement which has no term with a commercial finance company whereby LME may borrow up to 70 percent of eligible accounts receivable, with a maximum advance of $1,500,000. At June 30, 1995, approximately $40,000 was unused under this credit line. Borrowing is due in Dutch Guilders on demand and bear interest at the Promissory Note Discount Rate of the Dutch Central Bank plus 2.5% (6.50% at June 30, 1995). Borrowing in U.S. Dollars are due on demand and bear interest at a rate that fluctuates with the market (no U.S. Dollars were borrowed at June 30, 1995). During July 1995, the agreement was amended to increase the line of credit from $1,500,000 to $2,500,000.


6.  LONG-TERM DEBT

    Long-term debt consists of the following:


                                                                June 30, 1995  June 30, 1994
                                                                -------------  -------------

    Note payable to a finance company,
    payments, including principal and interest at 8.53%, of
    $59,000 due monthly through August 1997,
    secured by certain domestic fixed assets                       $1,405,777     $1,982,850

    Note payable to a finance company, with monthly
    payments through January 1998, including interest
    at the "One-Month" Commercial Paper rate plus
    4.0% (10.06% at June 30, 1995), secured by certain
    domestic fixed assets.                                            235,527

    Note payable to a finance company, with monthly
    payments through January 1998, including interest
    at the "One-Month" Commercial Paper rate plus
    4.0% (10.06% at June 30, 1995), secured by certain
    domestic fixed assets.                                            176,494

    Note payable to bank, with interest at Prime
    plus .5% (9.50%  at June 30, 1995),  final
    payment due January, 1998                                          13,374         17,945

    Note payable paid in fiscal 1995                                                     935

    Obligations under capital leases for equipment,
    payable in monthly installments (Note 8)                          777,291        401,525
                                                                   ----------     ----------
                                                                    2,608,463      2,403,255

    Less current maturities                                         1,009,917        813,713
                                                                   ----------     ----------
                                                                   $1,598,546     $1,589,542
                                                                   ==========     ==========


    Maturities of long-term debt at June 30, 1995, excluding capital lease obligations, are as follows:


    Fiscal year ending June 30:


    1996         $  775,470
    1997            835,491
    1998            220,211
                 ----------
                 $1,831,172
                 ==========


7. CONVERTIBLE SUBORDINATED DEBENTURES

   In February 1994, the Company notified the holders of its subordinated debentures that the Company was exercising its option to redeem the remaining debentures, which had a face value of $5,528,000. The debentures, originally issued in 1990 and bearing interest at 10 percent, were due in November 1997. By March 21, 1994, all of the holders had elected to convert their debentures into common stock of the Company. The Company issued 766,439 additional shares as a result of the conversion.

   The Company incurred a total of $1,099,030 of costs to complete the original $10,000,000 offering. The costs were being amortized on a straight-line basis over the life of the debentures. A summary of the transactions associated with the debentures follows:


                                            Years Ended June 30,
                                           ----------------------
                                              1994         1993
                                           ----------     -------
   Debentures converted                    $5,528,000

   Unamortized offering costs
   charged to additional
   paid-in capital                         $  306,334

   Amortization of offering
   costs included in interest
   expense                                 $   58,583     $82,622

   Shares of common stock
   issued as a result of
   conversion                                 766,439


8. COMMITMENTS

   LEASES
   The Company leases certain equipment under leases which meet the criteria for capital lease classification. These agreements have been capitalized at the lesser of fair market value of the equipment or the present value of the future minimum lease payments. The Company leases its office and warehouse facilities under operating leases which expire at various dates through September 2002. The leases require payments of property taxes, insurance, and maintenance costs in addition to basic rent and contain renewal options for periods ranging from one to three years. Rent expense under operating leases was approximately $2,194,000, $1,882,000, and $1,849,000, for the fiscal years ended June 30, 1995, 1994, and 1993, respectively.

   Future minimum lease payments under capital and operating leases in effect at June 30, 1995 are as follows:

                                                  Capital   Operating
   Fiscal year ending June 30:                     Leases     Leases
                                                  --------  ----------
   1996                                           $307,912  $2,459,000
   1997                                            283,557   2,014,000
   1998                                            245,805     767,000
   1999                                             84,145     734,000
   2000                                                        667,000
   Thereafter                                                   50,000
                                                  --------  ----------
                                                   921,419  $6,691,000
                                                            ==========
   Less interest                                   144,128
                                                  --------
   Present value of net minimum lease payments    $777,291
                                                  ========

Future minimum operating lease payments are net of $612,000 of sublease rentals to be received by the Company due ratably through January 1997. LMC leases certain office space from a related party. The amount paid in fiscal 1995 was $198,224.

EMPLOYMENT AGREEMENTS

The Company has employment agreements with three of its officers which extend to December 31, 1995. The agreements renew automatically for additional one-year periods thereafter unless terminated by either party by written notice sixty days before the renewal date. The agreements provide awards based on the Company's performance. In the event of termination, as defined, the Company is required to make monthly severance payments for three years for two of the officers (one year for the other officer) after termination in consideration for the employee's agreement not to compete with the Company. The employees have the option to terminate the non-compete clause by electing to forego the payments one year after termination date. As of June 30, 1995, the minimum salary levels set for the three executive officers was, in aggregate, $675,000.

OTHER
At June 30, 1995, the Company had outstanding letters of credit totaling $200,000, all of which are secured by certificates of deposit.

During fiscal 1994, in connection with the development and purchase of components for certain of the Company's planned products, the Company obtained the rights to secure certain supplemental manufacturing and preferential purchasing and marketing rights. Should the Company exercise all such rights, payments of $250,000, aggregating up to $3,250,000, would be required. The payments began in the first quarter of fiscal 1995 and could continue through the second quarter of fiscal 1997. Payments of $1,500,000 have been made through June 30, 1995.

 9.  STOCK OPTIONS

     During fiscal 1991, the stockholders amended and restated three stock option plans as the 1990 Restated Stock Option Plan. Under the plan, incentive stock options and non-statutory stock options may be granted to key employees, directors, and consultants of the Company at exercise prices not less than 100 percent of the fair market value of the common stock at the date of grant and 110 percent for incentive stock options granted to individuals owning 10 percent or more of the Company's common stock. The total number of shares authorized under the plan is 3,513,309. The plan is administered by a Stock Option Committee appointed by the Board of Directors. The committee establishes all terms and conditions of each grant, except that, in the case of incentive options, the term may not exceed 10 years.

     Activity under the plan is summarized as follows:

                                                     Average
                                      Options     Option Price
                                    Outstanding     Per Share
                                    ------------  -------------

     Balance June 30, 1992           2,282,792         $ 3.13
     Granted                           726,000           2.42
     Exercised                        (357,891)           .32
     Forfeited                        (299,722)          2.91
     Repriced*                                          (2.82)
                                     ---------

     Balance, June 30, 1993          2,351,179           2.08
     Granted                           339,000           6.06
     Exercised                        (428,321)          1.34
     Forfeited                        (151,289)          3.19
                                     ---------

     Balance, June 30, 1994          2,110,569           2.78
     Granted                           544,000           6.04
     Exercised                        (230,466)          1.81
     Forfeited                        (268,417)          5.06
                                     ---------         ------
     Balance, June 30, 1995          2,155,686         $ 3.39
                                     ---------

     Exercisable, June 30, 1995        767,714
                                     ---------



    *On April 5, 1993, the Company's Board of Directors approved the repricing of 886,204 incentive stock options to the closing Nasdaq price on that date ($2.25 per share). These options had original exercise prices ranging from $3.33 to $6.25 per share with an average exercise price of $5.15 per share. On May 3, 1993, the Company's Board of Directors approved the repricing of 120,000 incentive stock options to the closing Nasdaq price on that date ($2.65 per share). These options had original exercise prices of $5.25 per share.

10. INCOME TAXES

    The provision (benefit) for income taxes consists of the following:

                                          Fiscal Years Ended June 30,
                                     -----------------------------------
                                        1995          1994       1993
                                     -----------   ----------  ---------
    Current:
       Federal                       $ 1,626,000   $2,349,000  $ 163,000
       State                              69,000      118,000      5,000
                                     -----------   ----------  ---------
                                       1,695,000    2,467,000    168,000
    Deferred, primarily federal       (1,606,000)     927,000   (457,000)
                                     -----------   ----------  ---------
                                     $    89,000   $3,394,000  $(289,000)
                                     ===========   ==========  =========


A reconciliation of the expected federal income tax provision (benefit) at the statutory rates with the provision (benefit) for income taxes is as follows:

                                    Fiscal Years Ended June 30,
                                 ---------------------------------
                                   1995        1994        1993
                                 --------   ----------   ---------

Tax provision (benefit)
 computed at statutory rates     $103,000   $3,520,000   $(340,000)
State income tax, net of
 federal benefit                    6,000      201,000      (8,000)
Graduated tax bracket
 provision (benefit)               (5,000)    (101,000)
Research and development
 activities                                    (48,000)    (33,000)
Foreign Sales Corporation                     (218,000)
Other                             (15,000)      40,000      92,000
                                 --------   ----------   ---------
                                 $ 89,000   $3,394,000   $(289,000)
                                 ========   ==========   =========

Under SFAS No. 109 deferred tax assets and liabilities are classified as current and noncurrent on the basis of the classification of the related asset or liability for financial reporting. Deferred taxes are recorded for temporary differences between the bases of assets and liabilities for financial reporting purposes and tax purposes. Temporary differences comprising the net deferred taxes shown on the consolidated balance sheets are as follows:

                                                     June 30, 1995               June 30, 1994
                                        --------------------------------------   -------------
                                          Assets     Liabilities      Total          Total
                                        ----------   -----------   -----------   -------------

Allowance for doubtful
  accounts and sales returns            $  718,000                 $   718,000    $   662,000
Inventory costs                          1,831,000                   1,831,000        754,000
Accrued vacation                           267,000                     267,000        191,000
Other                                      177,000   $  (125,000)       52,000        (50,000)
                                        ----------   -----------   -----------    -----------
     Current                             2,993,000      (125,000)    2,868,000      1,557,000

Research and development costs                        (1,747,000)   (1,747,000)    (1,603,000)
Excess of tax over book depreciation       104,000                     104,000       (222,000)
Excess of tax over book
  amortization of intangibles                            (25,000)      (25,000)       (25,000)
Alternative minimum tax credits            181,000                     181,000        219,000
Other                                      224,000       (73,000)      151,000
                                        ----------   -----------   -----------    -----------
     Noncurrent                            509,000    (1,845,000)   (1,336,000)    (1,631,000)
                                        ----------   -----------   -----------    -----------
          Total                         $3,502,000   $(1,970,000)  $(1,532,000)   $   (74,000)
                                        ==========   ===========   ===========    ===========

The Company's alternative minimum tax credits are available to offset future income and can be carried forward indefinitely.

11.  INTERNATIONAL OPERATIONS

     EXPORT REVENUES
     Sales to unaffiliated customers by geographic location were as follows:

                                          Fiscal Years Ended June 30,
                                   -----------------------------------------
                                       1995           1994           1993
                                   ------------   ------------   -----------

     North America and other       $ 84,181,438   $ 77,296,161   $53,767,613
     Europe                          23,021,944     17,666,149    12,359,036
     Japan, Asia, Pacific            12,235,337     10,887,000     2,100,000
                                   ------------   ------------   -----------
     Total sales                   $119,438,719   $105,849,310   $68,226,649
                                   ============   ============   ===========

     Operating profit (loss):
     North America and other       $ (1,963,763)  $  8,504,516   $ 1,786,340
     Europe                             303,028       (302,820)   (1,591,126)
     Japan, Asia, Pacific             3,388,586      3,016,000       582,000
                                   ------------   ------------   -----------
                                      1,727,851     11,217,696       777,214
     Interest expense and other       1,432,377      1,160,060     1,775,859
                                   ------------   ------------   -----------

     Earnings (loss) before
     income taxes                  $    295,474   $ 10,057,636   $  (998,645)
                                   ============   ============   ===========

     Assets:
     North America                 $ 49,641,247   $ 39,118,472   $24,330,822
     Europe                           7,901,241      6,029,118     3,910,250
     Japan, Asia, Pacific             1,618,784      2,253,645       766,454
                                   ------------   ------------   -----------
     Total assets                  $ 59,161,272   $ 47,401,235   $29,007,526
                                   ============   ============   ===========

12. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION AND NON-CASH FINANCING ACTIVITIES

     The Company paid and received cash for the following items:

                             Fiscal Years Ended June 30,
                          ----------------------------------
                             1995        1994        1993
                          ----------  ----------  ----------

     Interest paid        $1,243,051  $1,175,794  $1,599,252
     Income tax paid         380,911   1,260,846      30,821
     Interest received        28,431     102,003      72,636

     Financing transactions not affecting cash during the fiscal years ended June 30, 1995, 1994, and 1993 were:

     Debentures totaling $5,528,000 were converted into 766,439 shares of common stock during the year ended June 30, 1994. Upon conversion, a pro-rata allocation of costs associated with the original issuance of debentures reduced additional paid-in capital by $306,334 during the year ended June 30, 1994.

     Capital lease obligations of $599,236, $195,136, and $9,755 were incurred during the fiscal years ended June 30, 1995, 1994, and 1993, respectively.

13.  QUARTERLY RESULTS OF OPERATIONS
     (UNAUDITED) (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                Quarter Ended
                                   --------------------------------------    Fiscal
                                   Sept. 30   Dec. 31   Mar. 31   June 30     Year
                                   --------   -------   -------   -------   --------
     1995:
     Net sales                      $30,263   $28,484   $30,979   $29,713   $119,439
     Gross profit                    13,178    11,851    11,511    10,041     46,581
     Net earnings (loss)              1,499        54      (289)   (1,058)       206
     Net earnings (loss) per share     0.12      0.00     (0.02)    (0.09)      0.02

     1994:
     Net sales                      $20,133   $26,158   $28,198   $31,360   $105,849
     Gross profit                     8,371    11,207    12,694    13,725     45,997
     Net earnings                       740     1,812     2,024     2,088      6,664
     Net earnings per share            0.07      0.16      0.17      0.17       0.57

     1993:
     Net sales                      $14,396   $17,511   $16,617   $19,703   $ 68,227
     Gross profit                     6,454     7,890     7,813     8,683     30,840
     Net earnings (loss)               (967)     (719)      153       823       (710)
     Net earnings (loss) per share    (0.10)    (0.08)     0.02      0.08      (0.07)

                                                                     Schedule I

LASERMASTER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT (PARENT)

CONDENSED BALANCE SHEETS
-------------------------------------------------------------------------------
                                         June 30,      June 30,
                                           1995          1994
ASSETS                                  -----------   -----------

CURRENT ASSETS:
  Cash and cash equivalents             $    71,484   $    66,589
  Accounts receivable                         4,010       159,432
  Receivable from subsidiary             10,173,716     9,738,773
  Prepaid expenses                          115,248        94,835
                                        -----------   -----------
       TOTAL CURRENT ASSETS              10,364,458    10,059,629

PROPERTY AND EQUIPMENT, NET               1,003,734     1,144,474

INVESTMENT IN SUBSIDIARIES               14,870,493    12,888,530
                                        -----------   -----------

                                        $26,238,685   $24,092,633
                                        ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes payable                         $    41,486   $    33,570
  Accounts payable                          500,790       309,240
  Accrued payroll                           151,841       135,693
  Accrued expenses                           36,051        34,816
  Income taxes payable                      201,768       422,679
  Current maturities of long-term debt        4,943         4,779
                                        -----------   -----------
       TOTAL CURRENT LIABILITIES            936,879       940,777


LONG-TERM DEBT, less current maturities       8,431        13,166

STOCKHOLDERS' EQUITY:
  Common stock                              111,764       109,459
  Additional paid-in capital             16,626,953    14,681,047
  Retained earnings                       8,554,658     8,348,184
                                        -----------   -----------
       TOTAL STOCKHOLDERS' EQUITY        25,293,375    23,138,690
                                        -----------   -----------
                                        $26,238,685   $24,092,633
                                        ===========   ===========

See notes to condensed financial information of registrant on page F-18.

LASERMASTER TECHNOLOGIES, INC. AND SUBSIDIARIES                     Schedule I
                                                                    (Continued)
CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT (PARENT)

STATEMENT OF OPERATIONS AND RETAINED EARNINGS
-------------------------------------------------------------------------------

                                                 Fiscal years ended June 30,
                                               1995         1994          1993
                                            ----------   ----------   -----------
REVENUES                                    $4,200,000   $4,200,000   $ 4,350,000

OPERATING EXPENSES                           4,547,489    4,284,055     3,685,923
                                            ----------   ----------   -----------

(LOSS) EARNINGS BEFORE INCOME TAXES AND
 EQUITY IN EARNINGS (LOSS) OF SUBSIDIARIES    (347,489)     (84,055)      664,077

EQUITY IN EARNINGS (LOSS) OF SUBSIDIARIES      449,963    6,719,691    (1,181,722)

INCOME TAX (EXPENSE) BENEFIT                   104,000       28,000      (192,000)
                                            ----------   ----------   -----------

NET EARNINGS (LOSS)                            206,474    6,663,636      (709,645)

RETAINED EARNINGS AT BEGINNING OF YEAR       8,348,184    1,684,548     2,394,193
                                            ----------   ----------   -----------

RETAINED EARNINGS AT END OF YEAR            $8,554,658   $8,348,184   $ 1,684,548
                                            ==========   ==========   ===========

See notes to condensed financial information of registrant on page F-18.

LASERMASTER TECHNOLOGIES, INC. AND SUBSIDIARIES                      Schedule I
                                                                    (Continued)
CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT (PARENT)

CONDENSED STATEMENTS OF CASH FLOWS
----------------------------------------------------------------------------

                                                                                          Fiscal Years Ended June 30,
                                                                                        1995          1994         1993
                                                                                     -----------   -----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings (loss)                                                                $   206,474   $ 6,663,636   $ (709,645)
  Equity in (earnings) loss of subsidiaries                                             (449,963)   (6,719,691)   1,181,722
  Adjustments to reconcile net earnings (loss) to net
       cash provided by (used in) operating activities:
    Depreciation and amortization                                                        504,519       393,563      368,606
    Amortization of deferred financing costs                                                            58,582       82,622
    Stock Option Tax Benefit                                                           1,535,000       861,000
    (Gain) Loss on sale of property and equipment                                           (186)          (89)         333
    Net change in operating current assets and liabilities                            (1,843,912)   (1,241,340)    (557,563)
                                                                                     -----------   -----------   ----------
        NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                              (48,068)       15,661      366,075

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                                                   (366,221)     (738,789)    (163,372)
  Proceeds from sale of property and equipment                                             2,629         5,690        2,550
  Repayments of note receivable                                                                                      58,451
                                                                                     -----------   -----------   ----------
      NET CASH USED IN INVESTING ACTIVITIES                                             (363,592)     (733,099)    (102,371)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock                                                               413,210       575,273      113,561
  Payments on long-term debt                                                              (4,571)      (41,909)    (558,078)
  Net borrowing under short-term debt                                                      7,916        16,954          185
  Additions to long term debt                                                                           21,000
                                                                                     -----------   -----------   ----------
  NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                    416,555       571,318     (444,332)
                                                                                     -----------   -----------   ----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                           4,895      (146,120)    (180,628)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                            66,589       212,709      393,337
                                                                                     -----------   -----------   ----------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                             $    71,484   $    66,589   $  212,709
                                                                                     ===========   ===========   ==========

NOTES: See consolidated financial statements for details of and changes in stockholders' equity. See Note 7 to consolidated financial statements for information regarding the convertible subordinated debentures.

        No capital lease obligations were incurred during the fiscal years ended June 30, 1995, 1994, and 1993, respectively.

        During the year ended June 30, 1994, the Company exercised its option to redeem the remaining Debentures which had a face value of $5,528,000. These Debentures were converted into 766,439 shares of common stock. Upon conversion, all remaining costs associated with the original issuance of Debentures reduced additional paid-in capital by $306,334 during the year ended June 30, 1994.

        No cash dividends have been paid to LaserMaster Technologies, Inc. by the subsidiaries.


LASERMASTER TECHNOLOGIES, INC. AND SUBSIDIARIES                           Schedule II

VALUATION AND QUALIFYING ACCOUNTS
FOR THE FISCAL YEARS ENDED JUNE 30, 1995, 1994, AND 1993
-------------------------------------------------------------------------------------
                                    Balance        Charged                  Balance
                                   beginning      to costs     Accounts        at
                                      of            and        written       end of
Description                         period        expenses       off         period
-----------                        -----------    ----------   --------    ----------
1995:
Allowance for doubtful accounts
  and sales returns                 $1,890,000    $  636,207   $474,722    $2,051,485


1994:
Allowance for doubtful accounts
  and sales returns                 $1,945,000    $  744,930   $799,930    $1,890,000



1993:
Allowance for doubtful accounts
  and sales returns                 $1,467,000    $1,435,690   $957,690    $1,945,000

                               INDEX TO EXHIBITS
                               -----------------

Exhibit
Number    Description                                                               Page
------    -----------                                                               ----

3.1 Articles of Incorporation of the Company, as amended, on March 24, 1994 incorporated by reference to Exhibit 3.1 to the Company's annual report on Form 10-K for the year ended June 30, 1994.

3.2 Restated Bylaws of the Company as amended, on March 24, 1994 incorporated by reference to Exhibit 3.2 to the Company's annual report on Form 10-K for the year ended June 30, 1994.

4.1 Sample Certificate of the Company's Common Stock is incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1 (Registration No. 33-36202)
          (the "Registration Statement").

4.2 Stock Subscription Warrant for 15,000 shares of Common Stock issued to Asset Growth Partners, Inc. incorporated by reference to exhibit 4.2 to the Company's annual report on Form 10-K for the year ended June 30, 1994.

10.1      LaserMaster Technologies, Inc. 1990 Restated Stock Option
          Plan, as amended is incorporated by reference to Exhibit 10.1 to the Company's report on Form 10-K for the year ended June 30, 1991.

10.2 Employment Agreement with Melvin L. Masters as incorporated by reference to Exhibit 10.1 to the Company's Form 10 Registration.

10.3 Employment Agreement with Lawrence J. Lukis as incorporated by reference to Exhibit 10.2 to the Company's Form 10 Registration.

*10.4    Employment Agreement with Robert J. Wenzel.                                   1

*10.5    Employment Agreement with Randall L. Ruegg.                                   7

*10.6    Employment Agreement with Jamie E. Retterath.                                13

10.7      Lease Agreement, as amended, between School Employee's
          Retirement Board of Ohio and LaserMaster Corporation dated April 3, 1989 as incorporated by reference to
          Exhibit 10.17 to the Registration Statement.

10.8      Amendment to Lease Agreement between School Employee's
          Retirement Board of Ohio and LaserMaster Corporation, dated May 22, 1991 as incorporated by reference to Exhibit
          10.11 to the Company's report on Form 10-K for the year ended June 30, 1991.

Exhibit
Number    Description                                                               Page
------    -----------                                                               ----

10.9      Amendment to Lease Agreement between School Employees'
          Retirement Board of Ohio and LaserMaster Corporation, signed March 26, 1992 as incorporated by reference to Exhibit 10.1 to the Company's report on Form 10-Q for the period ended
          March 31, 1992.

10.10     Amendment to Lease Agreement between School Employees'
          Retirement Board of Ohio and LaserMaster Corporation dated July 15, 1992 as incorporated by reference to Exhibit 10.13 to the Company's report on Form 10-K for the fiscal year ended
          June 30, 1992.

10.11     Lease Agreement between 745 Property Investments and
          LaserMaster Corporation dated March 12, 1990 as incorporated by reference to Exhibit 10.18 to the Registration Statement.

10.12     Lease Agreement between B.V. Amsterdamsche Huizenhandel en
          Administratienmaatschappij and LaserMaster Ltd.
          dated March 29, 1991 for commencement December 1, 1991 as incorporated by reference to Exhibit 10.14 to the Company's report on Form 10-K for the year ended June 30, 1991.

10.13     Assignment of Lease between School Employees Retirement
          Board of Ohio and LaserMaster Corporation dated
          May 13, 1991 as incorporated by reference to Exhibit 10.18 to the Company's report on Form 10-K for the year ended
          June 30, 1991.

10.14 Lease between Schweizerische Lebensversicherung and Rentenversicherung and LaserMaster Europe Ltd.
          dated May 1, 1992 as incorporated by reference to Exhibit 10.22 to the Company's report on Form 10-K for the fiscal year ended June 30, 1992.

10.15     Lease between St. Martins Property Investments Limited and
          LaserMaster Europe, Ltd., dated September 1994 as relating to property at Overline House, Crawley, West Sussex as incorporated by reference to Exhibit 10.33 to the Company's annual report on Form 10-K for the year ended June 30, 1994.

10.16 Lease dated June 29, 1993 between LaserMaster Corporation and St. Paul Properties, Inc. as incorporated by reference to Exhibit 10.1 to the Company's report on Form 10-Q for the period ended September 30, 1993.

10.17     Lease Agreement dated December 20, 1993 between
          LaserMaster Corporation and St. Paul Companies adding space to previous lease as incorporated by reference to
          Exhibit 10.3 to the Company's report on Form 10-Q for the period ended December 31, 1993.

Exhibit
Number    Description                                                               Page
------    -----------                                                               ----

10.18     Lease Agreement dated July 13, 1994 between
          LaserMaster Corporation and St. Paul Companies adding space to the lease incorporated by reference to Exhibit 10.1 to the Company's report on Form 10-Q for the period ended September 30, 1993.

10.19     Lease Agreement between La S.C.I. Aigle, Societe
          Civil Immobiliere and LaserMaster Ltd. to commence October 1, 1991 as incorporated by reference to Exhibit 10.19 to the Company's report on Form 10-K for the year ended June 30, 1991.

10.20 Copyright License between Adobe Systems Incorporated and LaserMaster Corporation as incorporated by reference to Exhibit 10.24 to the Registration Statement.

10.21     License Agreement between Bitstream Inc. and
          LaserMaster Corporation as incorporated by reference to Exhibit 10.25 to the Registration Statement.

10.22     License Agreement between International Typeface
          Corporation and the Company as incorporated by reference to Exhibit 10.27 to the Registration Statement.

10.23 License Agreement for Appletalk Source Code between Apple Computer, Inc. and the Company as incorporated by reference to Exhibit 19.2 to the Company's report on Form 10-Q for the period ended September 30, 1990.

10.24     License Agreement between Microsoft Corporation and the
          Company dated September 7, 1990 as incorporated by reference to Exhibit 19.4 to the Company's report on Form 10-Q for the period ended September 30, 1990.

10.25     Maintenance Agreement between National Computer
          Systems, Inc. and LaserMaster Corporation dated
          June 30, 1993 as incorporated by reference to Exhibit
          10.31 to the Company's report on Form 10-K for the year ended June 30, 1993.

10.26 Lease between Northern Telecom Finance Corporation and LaserMaster Corporation dated July 25, 1990 as incorporated by reference to Exhibit 10.33 to the Company's report on Form 10-K for the year ended
          June 30, 1991.

10.27     Amendment to Lease between Northern Telecom
          Finance Corporation and LaserMaster Corporation dated December 5, 1991 as incorporated by reference to
          Exhibit 10.37 to the Company's report on Form 10-K for the fiscal year ended June 30, 1992.

Exhibit
Number    Description                                                               Page
------    -----------                                                               ----

10.28     Amendment to Lease between Northern Telecom
          Finance Corporation and LaserMaster Corporation dated
          August, 1994 as incorporated by reference to Exhibit 10.39 to the Company's annual report on Form 10-K for the year ended June 30, 1994.

10.29 Use Indemnification Agreement dated November 1, 1991 covering property located at 12790 Century Lane, Eden Prairie, MN as incorporated by reference to the Company's report on Form 10-Q for the period ended
          December 31, 1991.

10.30 Arrangement Letter and Contract dated November 12, 1991 between LaserMaster Ltd. and International Factors Nederland
          B.V. as incorporated by reference to Exhibit 10.4 to the Company's report on Form 10-Q for the period ended
          December 31, 1991.

10.31     License Agreement between FontWorks Inc. and
          LaserMaster Corporation dated June 30, 1992 as incorporated by reference to Exhibit 10.43 to the Company's report on Form 10-K for the fiscal year ended
          June 30, 1992.

10.32 Credit and Security Agreement dated April 25, 1994 by and between First Bank National Association and
          LaserMaster Corporation as incorporated by reference to Exhibit 10.1 to the Company's report on Form 10-Q for the period ended March 31, 1994.

10.33 Second Amendment to Credit and Security Agreement dated November 11, 1994 by and between First Bank
          National Association and LaserMaster Corporation by reference to Exhibit 10.01 to the Company's report on Form 10-Q for the period ended December 31, 1994.

10.34 Third Amendment to Credit and Security Agreement dated December 16, 1994 by and between First Bank
          National Association and LaserMaster Corporation incorporated by reference to Exhibit 10.02 to the Company's report on Form 10-Q for the period ended December 31, 1994.

10.35 Security Agreement dated February 1, 1994 between the Company's LaserMaster subsidiary and General
          Electric Capital Corporation as incorporated by reference to Exhibit 10.1 to the Company's report on Form 10-Q for the period ended December 31, 1993.

Exhibit
Number    Description                                                               Page
------    -----------                                                               ----

10.36 Master Security Agreement dated December 15, 1994 by and between General Electric Capital Corporation and
          LaserMaster Corporation incorporated by reference to
          Exhibit 10.03 to the Company's report on Form 10-Q for the period ended December 31, 1994.

10.37     Amendment to Master Security Agreement dated December
          30, 1994 by and between General Electric Capital Corporation and LaserMaster Corporation incorporated by reference to
          Exhibit 10.04 to the Company's report on Form 10-Q for the period ended December 31, 1994.

10.38 Novation Agreement dated March 21, 1994 by and among Toshiba Corporation, Tokyo Electric Co., Ltd.,
          LaserMaster Corporation and Marubeni International
          Electronics Corporation as incorporated by reference to
          Exhibit 10.3 to the Company's report on From 10-Q for the period ended March 31, 1994.

10.39 Purchase Agreement Amendment dated July 1, 1994 among LaserMaster Corporation, Marubeni International
          Electronics Corporation, Marubeni Corporation and
          Electric Co., Ltd as incorporated by reference to
          Exhibit 10.47 to the Company's annual report on Form
          10-K for the year ended June 30, 1994.

10.40     Purchase Agreement dated May 28, 1993 between
          ENCAD, Inc. and LaserMaster Corporation as incorporated by reference to Exhibit 10.41 to the Company's report on Form 10-K for the year ended June 30, 1993.

*10.41    Note to TimeMasters, Inc.                                                   19

*11.1     Per Share Earnings Calculation                                              20

*22.1     Subsidiaries of the Company                                                 21

(b)       Reports on Form 8-K:     None

(c)       See the Exhibit Index and Exhibits attached as a separate section of this report.

(d)       See Financial Statement Schedules attached as a separate section of this report.
--------------------

*Documents which are included