Form 10-Q
period 1995-09-30
LASERMASTER TECHNOLOGIES INC
filed 1995-11-14
CIK 857470

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 1995
                      ------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from___________________to___________________

Commission File No.: 0-18114
                     -------

LASERMASTER TECHNOLOGIES, INC.
--------------------------------------------------------------------------------
               (Exact name of registrant as specified in charter)

Minnesota                                                       41-1612861
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or              (IRS Employer
organization)                                               Identification No.)

7156 Shady Oak Road, Eden Prairie, Minnesota          55344
--------------------------------------------------------------------------------
(Address of principal executive offices)            (zip code)

                                 (612) 941-8687
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.                       Yes           No
                                                -----       -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class                                    Outstanding at 9/30/95
-----                                    ----------------------

Common Stock, $.01 par value                   11,245,902

                         PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                LASERMASTER TECHNOLOGIES, INC. AND SUBSIDIARIES
                -----------------------------------------------
                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                    ---------------------------------------

                                     ASSETS
                                     ------

                                                  September 30,   June 30,
                                                  -------------  -----------
                                                      1995          1995
                                                  -------------  -----------
CURRENT ASSETS:
  Cash and cash equivalents                         $   230,564  $   607,223
  Accounts receivable, less allowance for
    doubtful accounts and sales returns of
    $2,012,000 and $2,051,000, respectively          13,844,394   17,104,353
  Inventory                                          20,631,120   21,609,487
  Income tax receivable                                  98,732
  Other current assets                                2,729,566    2,452,766
  Deferred tax asset                                  2,868,000    2,868,000
                                                    -----------  -----------
       TOTAL CURRENT ASSETS                          40,402,376   44,641,829

PROPERTY AND EQUIPMENT, net                           6,053,017    6,323,749

CAPITALIZED SOFTWARE, less accumulated
  amortization of $4,102,174 and $3,465,724
  respectively                                        5,113,117    4,991,084

ACQUIRED TECHNOLOGY, PATENTS
AND LICENSES, less accumulated amortization
of $1,103,519 and $967,765, respectively              3,392,428    3,204,610
                                                    -----------  -----------
                                                    $54,960,938  $59,161,272
                                                    ===========  ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
  Notes payable                                     $ 4,803,513  $ 6,462,901
  Notes payable-related parties                       2,965,000
  Accounts payable                                   14,252,719   18,204,869
  Accrued payroll and payroll taxes                   1,985,168    2,642,947
  Income Taxes Payable                                               201,768
  Other current liabilities                           2,567,954    2,410,949
  Current maturities of long-term debt                1,069,453    1,009,917
                                                    -----------  -----------
       TOTAL CURRENT LIABILITIES                     27,643,807   30,933,351

LONG-TERM DEBT, less current maturities               1,448,316    1,598,546

DEFERRED INCOME TAXES                                 1,336,000    1,336,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value; authorized
    30,000,000 shares; 11,245,902 and 11,176,382
    shares issued and outstanding, respectively         112,459      111,764
  Preferred stock, $.01 par value; authorized
    5,000,000 shares; no shares issued or
    outstanding
  Additional paid-in capital                         16,786,233   16,626,953
  Retained earnings                                   7,634,123    8,554,658
                                                    -----------  -----------
       TOTAL STOCKHOLDERS' EQUITY                    24,532,815   25,293,375
                                                    -----------  -----------
                                                    $54,960,938  $59,161,272
                                                    ===========  ===========

                See notes to consolidated financial statements.

                LASERMASTER TECHNOLOGIES, INC. AND SUBSIDIARIES
                -----------------------------------------------
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
               -------------------------------------------------

                                                        Three Months Ended
                                                           September 30,
                                                    --------------------------
                                                        1995          1994
                                                    ------------  ------------

NET SALES                                           $21,265,871   $30,262,723

COST OF GOODS SOLD                                   12,727,157    17,085,041
                                                    -----------   -----------
       GROSS PROFIT                                   8,538,714    13,177,682

OPERATING EXPENSES:
  Sales and Marketing                                 5,401,481     6,616,536
  Research and Development                            1,296,651     1,286,902
  General and Administrative                          2,874,061     2,938,043
                                                    -----------   -----------
                                                      9,572,193    10,841,481
                                                    -----------   -----------
       OPERATING (LOSS) PROFIT                       (1,033,479)    2,336,201

OTHER INCOME (EXPENSE):
  Interest expense                                     (340,449)     (228,323)
  Interest income                                         4,479         9,193
  Other income                                           54,914        24,368
                                                    -----------   -----------
                                                       (281,056)     (194,762)
                                                    -----------   -----------

(LOSS) EARNINGS BEFORE INCOME TAXES                  (1,314,535)    2,141,439
INCOME TAX BENEFIT (PROVISION)                          394,000      (642,000)
                                                    -----------   -----------

NET (LOSS) EARNINGS                                 $  (920,535)  $ 1,499,439
                                                    ===========   ===========

PER COMMON SHARE:
   Net (Loss) Earnings                              $      (.08)  $       .12

Average common and common
equivalent shares outstanding                        12,125,312    12,428,764

                See notes to consolidated financial statements.

                LASERMASTER TECHNOLOGIES, INC. AND SUBSIDIARIES
                -----------------------------------------------
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
               --------------------------------------------------

                                                                  Three Months Ended
                                                                     September 30,
                                                               ------------------------
                                                                  1995           1994
                                                               -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (Loss) Earnings                                          $  (920,535)  $ 1,499,439
  Adjustments to reconcile net (loss) earnings to net
    cash (used in) provided by operating activities:
     Depreciation and amortization                               1,400,463     1,442,180
     Amortization of deferred financing costs                       30,320        20,180
     Loss on sale of property and equipment                          7,908           189

  Change in current assets and current liabilities:
    (Increase) decrease in:
      Accounts receivable                                        3,259,959        91,667
      Inventory                                                    978,367    (3,604,557)
      Other current assets                                        (307,127)      (61,465)
      Income tax receivable                                        (98,732)
     Increase (decrease) in:
      Accounts payable                                          (3,952,150)    2,169,837
      Accrued payroll and payroll taxes                           (657,779)     (288,509)
      Other current liabilities                                    157,001       188,649
       Income taxes payable                                       (201,768)      372,870
                                                               -----------   -----------
NET CASH (USED IN) PROVIDED BY
  OPERATING ACTIVITIES                                            (304,073)    1,830,480

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                             (376,742)     (743,124)
  Additions to capitalized software costs                         (758,483)     (906,434)
  Proceeds from sale of property and equipment                      11,318         1,565
  Additions to patents and other assets                           (323,572)     (787,782)
                                                               -----------   -----------
NET CASH USED IN INVESTING ACTIVITIES                           (1,447,479)   (2,435,775)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of Common Stock                                         159,975       153,723
  Net (repayments) borrowing under revolving credit lines       (1,659,388)       39,817
  Net borrowing from related parties                             2,965,000
  Additions to long-term debt                                      159,003
  Payments on long-term debt                                      (249,697)     (199,942)
                                                               -----------   -----------
NET CASH PROVIDED BY (USED IN) FINANCING
  ACTIVITIES                                                     1,374,893        (6,402)
                                                               -----------   -----------

DECREASE IN CASH AND CASH EQUIVALENTS                             (376,659)     (611,697)

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                                        607,223     2,193,673
                                                               -----------   -----------

CASH AND CASH EQUIVALENTS AT END
  OF PERIOD                                                    $   230,564   $ 1,581,976
                                                               ===========   ===========

                See notes to consolidated financial statements.

                LASERMASTER TECHNOLOGIES, INC. AND SUBSIDIARIES
                -----------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


1.  Basis of presentation -

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Annual Report on Form 10-K of LaserMaster Technologies, Inc. and subsidiaries (the "Company") for the year ended June 30, 1995. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ending June 30, 1996.

2.  Inventory -

    Inventory consists of the following:

                                             September 30,     June 30,
                                                 1995            1995
                                             -------------   -----------
    Raw materials
      Purchased printer engines               $   708,509    $   796,940
      Completed subassemblies                   5,999,208      5,419,774
      Raw materials                             8,121,254      9,397,341
    Work in process                               735,240        987,009
    Finished goods                              5,066,909      5,008,423
                                              -----------    -----------
                                              $20,631,120    $21,609,487
                                              ===========    ===========

3.  Short-term financing -

    On April 25, 1994 the Company's subsidiary, LaserMaster Corporation (LMC), established an operating line of credit with a commercial bank which allowed LMC to borrow up to $5,000,000 of eligible accounts receivable. On November 11, 1994 and December 16, 1994, the agreement was amended to increase the line of credit from $5,000,000 to $9,250,000 of eligible accounts receivable and inventory. The amended agreement allows LMC to borrow up to 70% of the net eligible accounts receivable and 40% of the net eligible inventory subject to a sublimit of $3,000,000. Borrowing is secured by eligible accounts receivable and inventory and bears interest at a defined bank Reference Rate (prime) plus 1.75% (10.50% at September 30, 1995) with a 0.5% unused line fee. At September 30, 1995 approximately $1,585,000 was unused under this credit line. The term of the agreement expires April 25, 1996. The loan agreement requires LMC to meet various covenants involving capital expenditure limitations, cash flow leverage, quarterly pre-tax profit and maintain a minimum net worth of $10,250,000. LMC was in violation of the quarterly pre-tax profit covenant at September 30, 1995.

    LaserMaster Europe, Ltd. (LME), a subsidiary of the Company's LaserMaster Corporation subsidiary, maintains a receivables financing arrangement with a Dutch commercial finance company whereby LME may borrow up to 70% of its eligible accounts receivable, with a maximum advance that was increased from $1,500,000 to $2,500,000 in July 1995. At September 30, 1995 approximately $593,000 was unused under this credit line. Borrowings are available in U.S. Dollars and Dutch Guilders. Borrowings in Dutch Guilders are due on demand and bear interest at the Promissory Note Discount Rate of the Dutch Central Bank plus 2.5% (6.25% at September 30, 1995). Borrowings in U.S. Dollars are due on demand and bear interest at a rate that fluctuates with the market (no U.S. Dollars were borrowed at September 30, 1995). Other fees include a cash advance commission of 0.1% per month on the highest monthly loan balance and a commission equal to 0.1% of all accounts financed, with an annual minimum charge of $10,000.

    During September 1995, LaserMaster Corporation borrowed $1,565,000 under a demand note from TimeMasters, Inc., a corporation controlled by the Company's Chief Executive Officer. The note bears interest at a defined bank Reference Rate (prime) plus 1.75% (10.50% at September 30, 1995). As of October 11, 1995, an additional $200,000 was added to the existing note bringing the total amount owed to TMI to $1,765,000 plus accrued interest.

    On September 29, 1995, LaserMaster Technologies, Inc. borrowed $1,400,000 from the Company's Chief Executive Officer. As of October 11, 1995, this amount was repaid in full.


4.  Long-term debt -

    LaserMaster Corporation maintains the following notes payable to a commercial finance company, each of which is secured by certain domestic fixed assets:


                                                      September 30, 1995
                                                  ---------------------------
                                                  Interest Rate     Balance
                                                  --------------  -----------

        Note with monthly payments through
        August 1997 of $59,427.                        8.53%       $1,254,779

        Note with monthly payments through
        January 1998 of $8,342. (1)                    9.87%       $  214,580

        Note with monthly payments through
        January 1998 of $6,404. (1)                    9.87%       $  161,148

        Note with monthly payments through
        September 1998 of $5,121. (1)                  9.87%       $  159,003

    (1) The interest rate is equal to the "One-Month" Commercial Paper rate plus 4.0%.


5. Supplemental disclosure of cash flow information and non-cash financing activities -

    The Company paid and received cash for the following items:

                                        Three months ended
                                          September 30,
                                       --------------------
                                         1995        1994
                                       --------    --------
    Interest paid                      $423,831    $208,142
    Income tax (received) paid          (93,500)    269,130
    Interest received                     5,362      11,295

    No capital lease obligations were incurred during the three months ended September 30, 1995. Capital lease obligations of $91,087 were incurred during the three months ended September 30, 1994.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Net sales for the three months ended September 30, 1995 were $21.3 million compared to $30.3 million for the same period one year ago. Net loss for the three months ended September 30, 1995 was $921,000 or $.08 per share compared to net income of $1.5 million or $.12 per share for the three months ended September 30, 1994.

The decrease in net sales for the quarter, compared to one year ago, was primarily attributable to decreases in the sales of plain-paper typesetting and WinPrint(R)/OEM products. Decreases in the sale of these products are the result of increased competition and changing market conditions. The Company shipped 245 Big Color(R) DisplayMaker(TM) Professional units and 46 PressMate(TM) units during the quarter. In August 1995, shipments of PressMate were temporarily suspended to allow an engineering change to be implemented. This change addressed registration issues experienced when producing four-color separation films. In late September 1995, the Company resumed PressMate shipments, and yet ended the month with a $1.1 million backlog of PressMates and related products. The Company believes it has resolved the remaining technical issues necessary to build high-quality PressMate units in volume.

The Company's goal is to maintain and enhance its position as a leading provider of affordable, high-quality products and consumables to the digital pre-press and wide-format color printing markets. The Company's strategy is to (1) develop and produce proprietary print engines, hardware and value-added software, (2) continue to emphasize domestic telemarketing to targeted professional markets as a direct sales approach, (3) increase consumable revenue and (4) increase international sales through a network of Value Added Distributors (VADs).


RESULTS OF OPERATIONS

The following table sets forth certain items from the Company's Consolidated Statements of Operations expressed as a percentage of net sales:

                                                Three months ended
                                                ------------------
                                                   September 30,
                                                ------------------
                                                 1995        1994
                                                ------      ------
       Net Sales..............................  100.0%      100.0%
       Cost of goods sold.....................   59.9        56.5
                                                -----       -----
        Gross profit..........................   40.1        43.5
       Expenses:
          Sales and marketing.................   25.4        21.8
          Research and development............    6.1         4.3
          General and administrative..........   13.5         9.7
                                                -----       -----
        Total operating expenses..............   45.0        35.8
                                                -----       -----
       Operating (loss) profit................   (4.9)        7.7
       Other income (expense):
          Interest expense....................   (1.6)       (0.7)
          Interest income.....................    0.0         0.0
          Other...............................    0.3         0.1
                                                -----       -----
       (Loss) Earnings before income taxes....   (6.2)        7.1
       Income tax benefit (provision).........    1.9        (2.1)
                                                -----       -----
       Net (Loss) Earnings....................  (4.3)%        5.0%
                                                =====       =====

Net Sales. The following table sets forth net sales by product line expressed in thousands and as a percentage of net sales:

                                    Three months ended September 30,
                                    --------------------------------
                                         1995             1994
                                    ---------------  ---------------
         Plain-paper typesetting..  $ 8,142   38.3%  $16,537   54.6%
         PressMate(TM)............    1,211    5.7         0    0.0
         Big Color(R).............   11,356   53.4    11,623   38.4
         WinPrint/OEM/Imaging(R)..      557    2.6     2,103    7.0
                                    -------  -----   -------  -----
         Total net sales..........  $21,266  100.0%  $30,263  100.0%
                                    =======  =====   =======  =====

Net sales of plain-paper typesetters for the three months ended September 30, 1995 decreased 51% from the same period one year ago. The Company believes that the decrease in plain-paper typesetting sales is primarily attributable to changing market demands and increased competition. Customers who have traditionally purchased plain-paper typesetters are more frequently considering devices which image directly on film. With the introduction of PressMate and recent general price decreases in the typesetting market, plain-paper typesetting customers now have reasonably priced options to access entry level pre-press needs. The Company has experienced increased competition for plain-paper typesetting sales from several systems integrators who sell at lower prices. The Company expects revenues from the sale of plain-paper typesetting products to continue to decline as it shifts its emphasis to the Company's PressMate chemical-free Filmsetter.

During the three months ended September 30, 1995, the Company shipped 46 PressMate units and $277,000 in related consumables. During August 1995, the Company temporarily suspended shipments of PressMate units to allow for a material engineering change. This change addressed registration issues experienced when creating four-color separations. In late September 1995, the Company resumed production and shipment of PressMate units, and yet on September 30, 1995 the Company still had a backlog of 47 PressMates and related products totalling $1.1 million.

Big Color product sales for the three months ended September 30, 1995 included sales of DisplayMaker Professional units of $2.7 million, ColorMark Pro 1000 color servers of $3.8 million, consumables of $3.3 million, Halon color laser copier interfaces of $523,000 and miscellaneous of $732,000. For the three months ended September 30, 1995 and 1994, the Company sold 245 and 297 DisplayMaker units, respectively. During the September 1995 quarter, the Company initiated marketing for the DisplayMaker Express, its new 54-inch wide high-speed, inkjet printer. With initial shipments anticipated for December 1995, the $74,000 DisplayMaker Express will supplement Big Color revenues in future quarters. The Company currently has prospective orders for more than 50 DisplayMaker Express units which will require confirmation before shipment and may require one or more quarters to ship. The DisplayMaker Express utilizes a ColorMark Pro 1000 color print server and an array of LaserMaster proprietary consumables.

Net sales of WinPrint and OEM software products declined primarily because of changing markets and decreased sales and marketing expenditures for such products.

International Sales. The decrease in European and Asian sales is primarily a result of decreased sales of plain-paper typesetting products. The following table sets forth international sales by region expressed in thousands and as a percentage of net sales:

                                       Three months ended September 30,
                                       --------------------------------
                                           1995              1994
                                       -------------     --------------
         Europe......................  $4,014  18.9%     $ 5,020  16.6%
         Japan, Asia, Pacific........   2,631  12.4        3,811  12.6
         Latin America...............     916   4.3        1,082   3.6
         Canada......................     754   3.5          629   2.0
                                       ------  ----      -------  ----
         Total international sales...  $8,315  39.1%     $10,542  34.8%
                                       ======  ====      =======  ====

Gross Profit. The Company's gross profit margin for the three months ended September 30, 1995 was $8.5 million or 40.1% of net sales compared to $13.2 million or 43.5% of net sales for the same period one year ago. Gross profit for the three months ended June 30, 1995 was $10.0 million or 33.8% of net sales. Decreases in gross margin percentage from the first quarter of fiscal 1995 to the first quarter of fiscal 1996 were primarily a result of increased overhead expense associated with the commencement of manufacturing proprietary print engines. The increase in gross profit percentage from the fourth quarter of fiscal 1995 to the first quarter of fiscal 1996 is primarily attributable to increases in average prices of plain-paper typesetting and Big Color products, decreases in overhead costs and a more favorable sales mix of high versus low margin products.

Expenses. Sales and marketing expense for the three months ended September 30, 1995 decreased $1.2 million to $5.4 million, compared to $6.6 million for the same period one year ago. The reduction in sales and marketing expense included decreases in sales related expenses of $359,000 and decreases in marketing related expenses of $866,000.

Research and development expenditures, including amounts expensed and capitalized, were $2.1 million in the three months ended September 30, 1995, compared to $2.2 million for the same period one year ago. Research and development expenditures capitalized for the three months ended September 30, 1995 were $758,000 compared to $906,000 for the three months ended September 30, 1994.

General and administrative expense for the three months ended September 30, 1995 and 1994 was $2.9 million.

Interest expense was $340,000 and $228,000 for the three months ended September 30, 1995 and 1994, respectively. Average debt levels and interest rates have increased slightly for the first quarter of fiscal 1996 compared to the same period one year ago.

The Company's effective income tax rate for the three months ended September 30, 1995 and 1994 was 30%.

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities during the three months ended September 30, 1995 was $304,000 compared to net cash provided by operating activities of $1.8 million for the same period one year ago. The Company's cash-flow was affected by a net loss for the September 1995 quarter of $921,000 compared to net earnings of $1.5 million for the September 1994 quarter. The Company decreased inventory by $978,000 during the three months ended September 30, 1995 compared to increasing inventory by $3.6 million for the same period one year ago. Accounts receivable decreased $3.3 million during the September 1995 quarter compared to a decrease of $92,000 for the September 1994 quarter. Accounts payable decreased $4.0 million for the three months ended September 30, 1995 compared to increasing $2.2 million for the same period one year ago.

Net cash used in investing activities was $1.4 million for the three months ended September 30, 1995 compared to $2.4 million for the same period one year ago. Investment in capital equipment was $377,000 for the September 1995 quarter compared to $743,000 for the September 1994 quarter. Investment in intellectual property was $324,000 for the three months ended September 30, 1995 compared to $788,000 during the same period one year ago.

The Company maintains a credit facility with a commercial bank which allows for borrowing of up to $9.25 million of eligible accounts receivable and inventory. The agreement allows LMC, the Company's primary operating subsidiary, to borrow up to 70% of the net eligible accounts receivable and 40% of the net eligible inventory subject to a sublimit of $3.0 million. The loan agreement requires LMC to meet various covenants involving capital expenditure limitations, cash flow leverage, quarterly pre-tax profit and maintenance of a minimum net worth of $10.25 million. LMC failed to meet the quarterly pre-tax profit covenant for the September 1995 quarter and has been notified by the bank that LMC is in technical default under the terms of the credit agreement. The bank has taken no action to demand or accelerate repayment of the amounts owed under the existing facility. LME maintains a receivable financing arrangement with a Dutch commercial finance company providing up to $2.5 million of eligible net receivables.

During September 1995, LMC's cash needs exceeded available cash. To cover short-term cash needs, LMC borrowed $1.565 million under a demand note from TimeMasters, Inc. (TMI), a corporation controlled by Mr. Mel Masters, the Company's Chief Executive Officer, with the understanding that the demand note be replaced with a term note and consideration in the form of a warrant. The demand note bears interest on substantially the same terms as proposed by LMC's current lender. The number of warrants would be the principal amount of the note divided by the exercise price of $6.35. The exercise price was determined by the net sales price of the Company's shares on the date that the commitment to the loan was made. In October 1995, an additional $200,000 was added to the existing demand note bringing the total amount owed to TMI to $1.765 million plus accrued interest as of the date of this filing.

In September 1995 the Company borrowed $1.4 million from Mr. Masters which was repaid in full as of October 11, 1995.

On September 26, 1995, LMC received a proposal for financing of accounts receivable and inventory from a commercial finance company that would both replace the current facility with the commercial bank and provide additional working capital. The lender has indicated that it intends to go forward with the transition and that it will be submitting loan documentation to the Company within the next week to ten days. Although negotiations with such finance company are proceeding constructively, there can be no assurances that such negotiations will be successfully completed. If such facilities prove unavailable, LMC may borrow additional funds from TMI, other affiliated parties or unrelated parties.

The Company's business plan is contingent on continuing to obtain reasonably priced sources of capital and sales remaining uninterrupted. If sales are less than expected or sources of financing are unavailable, the Company will be required to revise its business plans. The Company does not believe that inflation will have a material effect on the results from operations or its financial condition in fiscal 1996.

                           PART II. OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

On October 16, 1995, the Company became aware that John D. Becker, a shareholder, had filed an action in the United States District Court for the District of Minnesota, Fourth Division and that Becker proposes to represent a class of similarly situated shareholders. The suit names as defendants the Company, Melvin L. Masters, Ralph D. Rolen, Robert J. Wenzel, and Lawrence J. Lukis. The individual defendants are officers or directors of the Company. The action alleges violations of the Securities Exchange Act of 1934. The amount of damages prayed for has not been specified. While the Company believes there is no truth to the allegations, the Company will accrue legal costs related to the action.

On October 24, 1995, LaserMaster Corporation filed an action in the United States District Court for the District of Minnesota, Fourth Division, against Sentinel Imaging, a division of Sentinel Business Systems, Inc. The complaint alleges, among other things, patent infringement, trademark infringement, Lanham Act violations, misappropriation of trade secrets, and interference with contractual relationships. This action is related to LaserMaster's Big Color product line generally and, in particular, LaserMaster's Big Ink(TM) delivery system and ColorMark(TM) color management system.


ITEM 2:  CHANGES IN SECURITIES

Nothing to report.


ITEM 3:  DEFAULTS UPON SENIOR SECURITIES

For the quarter ended September 30, 1995, the Company's subsidiary, LaserMaster Corporation, failed to meet the quarterly pre-tax profit covenant required by its credit agreement with a commercial bank. LMC has made all payments required by that credit agreement. LMC has been notified by the bank that it is in technical default under the terms of the credit agreement. The bank has taken no action to demand or accelerate repayment of the amounts owed under the existing facility. LMC continues to operate under the terms of the existing credit agreement while it negotiates a new credit facility with a commercial finance company.


ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Nothing to report.


ITEM 5:  OTHER INFORMATION

Nothing to report.


ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Listing of Exhibits
         -------------------

         None.

(b)      Reports on Form 8-K
         -------------------

         None.

                                   SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


LASERMASTER TECHNOLOGIES, INC.



/s/Melvin L. Masters
--------------------
Melvin L. Masters
Chief Executive Officer



/s/Randall L. Ruegg
-------------------
Randall L. Ruegg
Chief Financial Officer



Dated: November 14, 1995