Form 10-Q
period 1995-12-31
LASERMASTER TECHNOLOGIES INC
filed 1996-02-12
CIK 857470

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended December 31, 1995
                      ----------------------------------------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
                              -------------------  ---------------------

Commission File No.: 0-18114
                     -----------------------------------------------------

LASERMASTER TECHNOLOGIES, INC.
--------------------------------------------------------------------------------
               (Exact name of registrant as specified in charter)

Minnesota                                                        41-1612861
---------------------------------                            -------------------
(State or other jurisdiction                                    (IRS Employer
of incorporation or organization)                            Identification No.)

7156 Shady Oak Road, Eden Prairie, Minnesota      55344
--------------------------------------------      -----
(Address of principal executive offices)        (zip code)

                                 (612) 941-8687
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

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

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes _____     No _____

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class                                    Outstanding at 12/31/95
-----                                    -----------------------

Common Stock, $.01 par value                   11,314,633

                         PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                LASERMASTER TECHNOLOGIES, INC. AND SUBSIDIARIES
                -----------------------------------------------
                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                    ---------------------------------------

                                     ASSETS
                                     ------

                                                   December 31,   June 30,
                                                   ------------  -----------
                                                       1995         1995
                                                   ------------  -----------
CURRENT ASSETS:
  Cash and cash equivalents                         $   720,355  $   607,223
  Accounts receivable, less allowance for
    doubtful accounts and sales returns of
    $2,017,000 and $2,051,000, respectively          14,900,418   17,104,353
  Inventory                                          20,918,345   21,609,487
  Income tax receivable                                  67,232
  Other current assets                                3,054,421    2,452,766
  Deferred tax asset                                  2,868,000    2,868,000
                                                    -----------  -----------
       TOTAL CURRENT ASSETS                          42,528,771   44,641,829

PROPERTY AND EQUIPMENT, net                           6,202,448    6,323,749

CAPITALIZED SOFTWARE, less accumulated
  amortization of $4,798,267 and $3,465,724
  respectively                                        5,145,364    4,991,084

ACQUIRED TECHNOLOGY, PATENTS
AND LICENSES, less accumulated amortization
of $1,246,480 and $967,765, respectively              3,611,902    3,204,610
                                                    -----------  -----------
                                                    $57,488,485  $59,161,272
                                                    ===========  ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
  Notes payable                                     $ 7,082,973  $ 6,462,901
  Notes payable-related parties                       1,765,000
  Accounts payable                                   14,842,523   18,204,869
  Accrued payroll and payroll taxes                   2,238,981    2,642,947
  Income taxes payable                                               201,768
  Other current liabilities                           3,025,337    2,410,949
  Current maturities of long-term debt                1,126,842    1,009,917
                                                    -----------  -----------
       TOTAL CURRENT LIABILITIES                     30,081,656   30,933,351

LONG-TERM DEBT, less current maturities               1,283,786    1,598,546

DEFERRED INCOME TAXES                                 1,336,000    1,336,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value; authorized
    30,000,000 shares; 11,314,633 and 11,176,382
    shares issued and outstanding, respectively         113,146      111,764
  Preferred stock, $.01 par value; authorized
    5,000,000 shares; no shares issued or
    outstanding
  Additional paid-in capital                         16,960,516   16,626,953
  Retained earnings                                   7,713,381    8,554,658
                                                    -----------  -----------
       TOTAL STOCKHOLDERS' EQUITY                    24,787,043   25,293,375
                                                    -----------  -----------
                                                    $57,488,485  $59,161,272
                                                    ===========  ===========

                See notes to consolidated financial statements.

                LASERMASTER TECHNOLOGIES, INC. AND SUBSIDIARIES
                -----------------------------------------------
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
               -------------------------------------------------



                                                             Three Months Ended             Six Months Ended
                                                                 December 31,                  December 31,
                                                          --------------------------    --------------------------
                                                              1995           1994           1995           1994
                                                          -----------    -----------    -----------     -----------

NET SALES                                                 $25,340,000    $28,484,651    $46,605,871     $58,747,374

COST OF GOODS SOLD                                         15,441,860     16,633,223     28,169,017      33,718,264
                                                          -----------    -----------    -----------     -----------
      GROSS PROFIT                                          9,898,140     11,851,428     18,436,854      25,029,110

OPERATING EXPENSES:
  Sales and Marketing                                       5,065,279      7,345,747     10,466,760      13,962,283
  Research and Development                                  1,624,430      1,512,651      2,921,081       2,799,553
  General and Administrative                                2,610,273      2,596,538      5,484,334       5,534,581
                                                          -----------    -----------    -----------     -----------
                                                            9,299,982     11,454,936     18,872,175      22,296,417
                                                          -----------    -----------    -----------     -----------
       OPERATING PROFIT (LOSS)                                598,158        396,492       (435,321)      2,732,693

OTHER INCOME (EXPENSE):
  Interest expense                                           (445,103)      (269,255)      (785,552)       (497,578)
  Interest income                                               4,428          6,118          8,907          15,311
  Other expense                                               (45,225)       (55,700)         9,689         (31,332)
                                                          -----------    -----------    -----------     -----------
                                                             (485,900)      (318,837)      (766,956)       (513,599)
                                                          -----------    -----------    -----------     -----------

EARNINGS (LOSS) BEFORE INCOME TAXES                           112,258         77,655     (1,202,277)      2,219,094
INCOME TAX (PROVISION) BENEFIT                                (33,000)       (24,000)       361,000        (666,000)
                                                          -----------    -----------    -----------     -----------

NET EARNINGS (LOSS)                                       $    79,258    $    53,655    $  (841,277)    $ 1,553,094
                                                          ===========    ===========    ===========     ===========

PER COMMON SHARE:
  Net Earnings (Loss)                                     $       .01    $       .00    $      (.07)    $       .12

Average common and common
equivalent shares outstanding                              12,181,825     12,472,940     12,133,851      12,518,292


                See notes to consolidated financial statements.

                LASERMASTER TECHNOLOGIES, INC. AND SUBSIDIARIES
                -----------------------------------------------
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
               --------------------------------------------------

                                                              Six Months Ended
                                                                December 31,
                                                         --------------------------
                                                             1995          1994
                                                         ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (Loss) Earnings                                     $  (841,277)  $ 1,553,094
  Adjustments to reconcile net (loss) earnings to net
    cash provided by operating activities:
     Depreciation and amortization                          2,860,056     2,996,664
     Amortization of deferred financing costs                  63,141        40,361
     Loss on sale of property and equipment                    46,915        11,935
  Change in current assets and current liabilities:
    (Increase) decrease in:
      Accounts receivable                                   2,203,935     1,000,867
      Inventory                                               691,142    (6,339,742)
      Other current assets                                  ( 664,797)     (332,164)
      Income tax receivable                                   (67,232)
     Increase (decrease) in:
      Accounts payable                                     (3,362,346)    1,671,754
      Accrued payroll and payroll taxes                      (403,966)       89,031
      Other current liabilities                               614,386       377,225
       Income taxes payable                                  (201,768)      188,845
                                                          -----------   -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                     938,189     1,257,870

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                     ( 1,048,992)   (1,380,346)
  Additions to capitalized software costs                  (1,486,823)   (1,882,618)
  Proceeds from sale of property and equipment                 26,988         3,083
  Additions to patents and other assets                      (686,007)   (1,215,265)
                                                          -----------   -----------
NET CASH USED IN INVESTING ACTIVITIES                      (3,194,834)   (4,475,146)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of Common Stock                                    334,945       386,333
  Net borrowing under revolving credit lines                  620,072     3,229,649
  Net borrowing from related parties                        1,765,000
  Proceeds from long-term debt                                159,003       470,938
  Payments on long-term debt                                 (509,243)     (383,302)
                                                          -----------   -----------
NET CASH PROVIDED BY FINANCING
  ACTIVITIES                                                2,369,777     3,703,618
                                                          -----------   -----------

INCREASE IN CASH AND CASH EQUIVALENTS                         113,132       486,342

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                                   607,223     2,193,673
                                                          -----------   -----------

CASH AND CASH EQUIVALENTS AT END
  OF PERIOD                                               $   720,355   $ 2,680,015
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

                LASERMASTER TECHNOLOGIES, INC. AND SUBSIDIARIES
                -----------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


1.  Basis of presentation -

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Annual Report on Form 10-K of LaserMaster Technologies, Inc. and subsidiaries (the "Company") for the year ended June 30, 1995. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended December 31, 1995 are not necessarily indicative of the results that may be expected for the year ending June 30, 1996.

2.  Inventory -

    Inventory consists of the following:

                                          December 31,     June 30,
                                              1995           1995
                                          -----------    -----------
 Raw materials
  Purchased printer engines               $ 1,606,353    $   796,940
  Completed subassemblies                   5,982,970      5,419,774
  Raw materials                             7,344,206      9,397,341
 Work in process                              711,460        987,009
 Finished goods                             5,273,356      5,008,423
                                          -----------    -----------
                                          $20,918,345    $21,609,487
                                          ===========    ===========


3.  Short-term financing -

    On April 25, 1994 the Company's subsidiary, LaserMaster Corporation (LMC), established an operating line of credit with a commercial bank which allowed LMC to borrow up to $5,000,000 of eligible accounts receivable. On November 11, 1994 and December 16, 1994, the agreement was amended to increase the line of credit from $5,000,000 to $9,250,000 of eligible accounts receivable and inventory. The amended agreement allowed LMC to borrow up to 70% of the net eligible accounts receivable and 40% of the net eligible inventory subject to a sublimit of $3,000,000. Borrowing was secured by eligible accounts receivable and inventory and carried interest at a defined bank Reference Rate (prime) plus 1.75% (10.25% at December 31, 1995) with a 0.5% unused line fee. At December 31, 1995 approximately $2,203,000 was unused under this credit line. The term of the agreement was to expire April 25, 1996. The loan agreement required LMC to meet various covenants involving capital expenditure limitations, cash flow leverage, quarterly pre-tax profit and maintain a minimum net worth of $10,250,000. LMC was in violation of the quarterly pre-tax profit covenant at December 31, 1995.

    On January 17, 1996 LMC replaced the operating line of credit described above with a new credit agreement with a commercial finance company. The new agreement allows LMC to borrow up to $10,000,000 based on availability equal to 60% of the net eligible accounts receivable and 25% of the net eligible inventory. Borrowing is secured by inventory, accounts receivable, and general intangibles and bears interest at a defined bank Reference Rate (prime) plus 2.0% with a 0.5% unused line fee. The term of the agreement expires January 17, 1999. The agreement requires the borrower to meet various financial covenants involving capital expenditures, additions to capitalized software and intellectual property, minimum debt service coverage ratio, and maintenance of a minimum net worth of $13,000,000. The agreement also requires LMC to meet various non-financial covenants.

    LaserMaster Europe, Ltd. (LME), a subsidiary of LMC, maintains a receivables financing arrangement with a Dutch commercial finance company whereby LME may borrow up to 70% of its eligible accounts receivable, with a maximum advance that was increased from $1,500,000 to $2,500,000 in July 1995. At December 31, 1995 approximately $325,000 was unused under this credit line. Borrowings are available in U.S. Dollars and Dutch Guilders. Borrowings in Dutch Guilders are due on demand and bear interest at the Promissory Note Discount Rate of the Dutch Central Bank plus 2.5% (5.75% at December 31,
    1995). Borrowings in U.S. Dollars are due on demand and bear interest at a rate that fluctuates with the market (no U.S. Dollars were borrowed at December 31, 1995). Other fees include a cash advance commission of 0.1% per month on the highest monthly loan balance and a commission equal to 0.1% of all accounts financed, with an annual minimum charge of $10,000.

    During September 1995, LaserMaster Corporation borrowed $1,565,000 under a demand note from TimeMasters, Inc., a corporation controlled by the Company's Chief Executive Officer. The note bears interest at a defined bank Reference Rate (prime) plus 1.75% (10.25% at December 31, 1995). As of October 11, 1995, an additional $200,000 was added to the existing note bringing the total amount owed to TMI to $1,765,000 plus accrued interest. Repayment of the note is restricted pursuant to the terms of a subordination and forbearance agreement between LMC, TMI and LMC's senior lender. In consideration for providing financing to LMC and executing the subordination and forbearance agreement, TMI was issued a warrant for the purchase of 277,953 shares of the Company's common stock at an exercise price of $6.35 per share, TMI has the right to convert up to $1.0 million dollars of the debt into shares of the Company's common stock at the lower of $5.875 per share or market price at the time of the conversion, and TMI was granted a second secured interest in receivables, inventory, and general intangibles of LMC.

    On November 29, 1995 LaserMaster Corporation converted $859,516 of accounts payable into a promissory note. The note is payable to a trading partner that supplies inventory to LMC and bears interest at 10%. Principal in the amount of $429,758 shall be due on March 29, 1996 with the final payment of the remaining principal and interest due on May 29, 1996. In addition, the trading partner was granted a warrant for the purchase of 68,596 shares of the Company's common stock at an exercise price of $5.875 per share.


4.  Long-term debt -

    LaserMaster Corporation maintains the following notes payable to a commercial finance company, each of which is secured by certain domestic fixed assets:

                                                   December 31, 1995
                                              ---------------------------
                                              Interest Rate     Balance
                                              --------------  -----------

    Note with monthly payments through
    August 1997 of $59,427.                        8.53%       $1,104,278

    Note with monthly payments through
    January 1998 of $8,342. (1)                    9.81%       $  193,256

    Note with monthly payments through
    January 1998 of $6,404. (1)                    9.81%       $  145,454

    Note with monthly payments through
    September 1998 of $5,121. (1)                  9.81%       $  147,470

       (1) The interest rate is equal to the "One-Month" Commercial Paper rate plus 4.0%.

5. Supplemental disclosure of cash flow information and non-cash financing activities -

    The Company paid and received cash for the following items:


                                   Six months ended
                                      December 31,
                                  ------------------
                                    1995      1994
                                  --------  --------
    Interest paid                 $877,845  $477,217
    Income tax (received) paid     (92,000)  477,156
    Interest received                8,665    17,415

Capital lease obligations of $152,405 and $103,790 were incurred during the six months ended December 31, 1995, and 1994, respectively.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY

Net sales for the three months ended December 31, 1995 were $25.3 million
compared to $28.5 million for the same period one year ago.   Net income for the
three months ended December 31, 1995 was $79,000 or $0.01 per share compared to $54,000 or $0.0 per share for the three months ended December 31, 1994. Net sales for the six months ended December 31, 1995 were $46.6 million compared to $58.7 million for the same period one year ago. Net loss for the six months ended December 31, 1995 was $841,000 or $.07 per share compared to net income of $1.6 million or $0.12 per share for the six months ended December 31, 1994.

The decrease in net sales for the three and six months was primarily attributable to a decrease in sales of the Company's plain-paper typesetting and WinPrint/OEM products which was partially offset by an increase in the sale of PressMate products and the December 1995 introduction of a new product, DisplayMaker Express (DME). DME, a 54-inch high-speed inkjet color printer, is the Company's second print engine which it designed and manufactures on a proprietary basis. DME uses a phase-change inkjet technology which can be applied to a variety of media. DME has a suggested U.S. retail price of $74,000
($90,000 including the Company's ColorMark Pro 1600 print server).   Decreases
in sales of the Company's plain-paper typesetting products are a result of competitive pressure and market changes. During the three months ended December 31, 1995 the Company sold $4.8 million in proprietary consumables compared to $2.6 million for the same period one year ago.

In January 1996, the Company's primary operating subsidiary, LaserMaster Corporation (LMC), signed a new credit agreement with a commercial finance company providing up to $10 million in revolving credit. Loan availability under the facility is based upon the Company's receivables and inventory and is secured by various assets of the Company. This agreement has a three-year term and replaces an existing revolving line of credit with a commercial bank.

RESULTS OF OPERATIONS

The following table sets forth certain items from the Company's Consolidated Statements of Operations expressed as a percentage of net sales:

                                       Three months ended       Six months ended
                                       -------------------      -----------------
                                          December 31,            December 31,
                                       -------------------      ------------------
                                        1995         1994        1995        1994
                                       ------       ------      ------      ------
Net sales............................   100.0%       100.0%      100.0%      100.0%
Cost of goods sold...................    60.9         58.4        60.4        57.4
                                        -----        -----       -----       -----
 Gross profit........................    39.1         41.6        39.6        42.6
Operating expenses:
  Sales and marketing................    20.0         25.8        22.4        23.8
  Research and development...........     6.4          5.3         6.3         4.8
  General and administrative.........    10.3          9.1        11.8         9.4
                                        -----        -----       -----       -----
  Total operating expenses...........    36.7         40.2        40.5        38.0
                                        -----        -----       -----       -----
Operating profit (loss)..............     2.4          1.4        (0.9)        4.6
Other income (expense):
  Interest expense...................    (1.8)        (0.9)       (1.7)       (0.8)
  Interest income....................     0.0          0.0         0.0         0.0
  Other..............................    (0.2)        (0.2)       (0.0)       (0.1)
                                        -----        -----       -----       -----
Earnings (loss) before income taxes..     0.4          0.3        (2.6)        3.7
Income tax (provision) benefit.......    (0.1)        (0.1)        0.8        (1.1)
                                        -----        -----       -----       -----
Net earnings (loss)..................     0.3%         0.2%       (1.8)%       2.6%
                                        =====        =====       =====       =====

Net Sales. The following table sets forth net sales by product line expressed in thousands and as a percentage of net sales:



                                  Three months ended December 31,       Six months ended December 31,
                                 --------------------------------     ---------------------------------
                                      1995              1994               1995               1994
                                 --------------    --------------     --------------     --------------
 Big Color...................... $12,749   50.3%   $11,362   39.9%    $24,105   51.7%    $22,984   39.1%
 DisplayMaker Express...........   1,030    4.1          0    0.0       1,030    2.2           0    0.0
 Plain-paper typesetting........   8,224   32.5     14,902   52.3      16,366   35.1      31,439   53.5
 PressMate......................   3,071   12.1        229    0.8       4,282    9.2         229    0.4
 WinPrint/OEM/Imaging...........     266    1.0      1,992    7.0         823    1.8       4,095    7.0
                                 -------   ----    -------   ----     -------   ----     -------   ----

 Total net sales................ $25,340  100.0%   $28,485  100.0%    $46,606  100.0%    $58,747  100.0%
                                 =======  =====    =======  =====     =======  =====     =======  =====


The Company sold $4.2 million in Big Color consumable products and $8.5 million in Big Color hardware for a total of $12.7 of Big Color products for the three months ended December 31, 1995. Three hundred seventeen DisplayMaker Professional, 36-inch wide color printers were sold during the second quarter of fiscal 1996. In the same period one year ago, the Company sold 265 DisplayMaker Professionals along with $2.6 million in related consumables for a total of $11.4 million in Big Color sales.

The Company released a new wide-format color printer in December 1995, DisplayMaker Express (DME), selling 17 units during the month of December together with $52,000 in consumables for a total of $1.0 million in DME sales. DME is a 54-inch wide, color inkjet printer and is the second proprietary printer designed and manufactured by the Company. DME is capable of printing an "E" size print in approximately six minutes by using a phase-change ink technology which allows printing on a variety of media. The DME has a suggested U.S. retail price of $74,000 ($90,000 including the Company's ColorMark Pro 1600 print server).

Plain-paper typesetting sales for the three months ended December 31, 1995 decreased 45% from sales in the same period one year ago. The decrease in sales is primarily a result of increased competition in the form of low-priced plain-paper devices as well as the increasing performance of laser printers marketed by major manufacturers for the office automation market. The Company expects revenues from the sale of plain-paper typesetters to continue to decline.

During the three months ended December 31, 1995, the Company sold 200 PressMate chemical-free filmsetters and accepted returns of 64 versions of earlier models for net sales of 136 units. PressMate uses thermal technology to image film directly, in contrast to imaging onto plain-paper which then must be photographed to transfer an image to film. During the second quarter of fiscal 1995, $472,000 of PressMate-related consumables were sold. PressMate is the first proprietary printer designed and manufactured by the Company. PressMate was released late in the second quarter of fiscal 1995 with 14 units sold to "technology partners" in that quarter.

International Sales. Revenues from foreign sources during the three months ended December 31, 1995 were comparable to the same period one year ago. The increases in revenues as a percent of net sales is a result of reductions in overall revenues from U.S. sources. The following table sets forth international sales by region expressed in thousands and as a percentage of net sales:


                            Three months ended December 31,     Six months ended December 31,
                            -------------------------------     -----------------------------
                                 1995              1994              1995           1994
                            -------------     -------------     -------------  --------------
Europe..................... $ 5,172  20.4%    $ 5,381  18.9%    $ 9,186  19.7% $10,401   17.7%
Japan, Asia, Pacific.......   3,093  12.2       3,067  10.8       5,724  12.3    6,878   11.7
Latin America..............   1,287   5.1       1,007   3.5       2,203   4.7    2,089    3.6
Canada.....................     849   3.4         635   2.2       1,603   3.4    1,264    2.1
                            -------  ----     -------  ----     -------  ----  -------   ----
Total international sales.. $10,401  41.1%    $10,090  35.4%    $18,716  40.1% $20,632   35.1%
                            =======  ====     =======  ====     =======  ====  =======   ====


Gross Profit. The Company's gross profit margin for the three and six months ended December 31, 1995 was 39.1% and 39.6%, respectively, compared to 41.6% and 42.6% for the same periods one year ago. Gross margins of plain-paper typesetters, expressed as a percent of net sales, remained steady in the range of 33% to 36% in the three months ended December 31, 1995. Gross margins of Big Color products in the second quarter of fiscal 1996 were approximately 45%, decreasing from 54% in the preceding quarter. The decrease in Big Color margins is attributable to lower average selling prices experienced as a result of increased competition. DisplayMaker Express gross margins were approximately 45% for initial shipments since early units were shipped to participants in the technology partner program at significant discounts. Several of the units replaced units which had been in the field for up to 6 months. PressMate gross margins were approximately 18% and were lower than previous quarters as a result
of special promotional programs executed during the quarter.   The Company's
consolidated gross margins for the quarter have been favorably impacted by sales of high-margin Big Color and DisplayMaker Express products increasing as a percent of overall net sales.

Expenses. Sales and marketing expenses for the three months ended December 31, 1995 decreased $2.2 million to $5.1 million, compared to $7.3 million for the
same period one year ago.   Sales and marketing expense decreases included
reductions in sales related expenses of $1.0 million and marketing related expenses of $1.2 million. Research and development expenditures, including amounts expensed and capitalized, were $2.4 million in the three months ended December 31, 1995, a decrease of $100,000 in expenditures compared to the same period one year ago. Research and development expenditures capitalized for the three months ended December 31, 1995 were $728,000 compared to $976,000 for the three months ended December 31, 1994. General and administrative expenses were $2.6 million for the three months ended December 31, 1995 and 1994, respectively. Overall operating expenses for the three months ended December 31, 1995 decreased to $9.3 million compared to $11.5 million for the same period one year ago.

Interest expense was $445,000 and $786,000 for the three and six months ended December 31, 1995, respectively, compared to $269,000 and $498,000 in the same periods one year ago. The increase in interest expense is attributable to an overall increase in average debt levels.

The Company's effective income tax rate for the three and six months ended December 31, 1995, was 30% compared to a rate of 31% and 30%, respectively, for the same periods one year ago.

Foreign Currency. The Company purchases certain raw materials, primarily from Japan, which are subject to currency fluctuations. It also sells finished goods, extends credit, and maintains accounts receivable and payable in five major European denominations. The impact of currency fluctuations on these activities to date is immaterial to the financial statements taken as a whole. The Company has some contractual protection against currency fluctuations (primarily the Japanese yen) with regard to purchases of raw printer engines and memory. The Company does not consider its exposure with regard to European currencies to be material and has not entered into any substantial currency hedging transactions as they relate to these currencies.


LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $938,000 and $1.3 million for the six months ended December 31, 1995 and 1994, respectively. The Company decreased accounts receivable, providing cash of $2.2 million and $1.0 million for the six months ended December 31, 1995 and 1994, respectively. During the six months ended December 31, 1995 the Company decreased inventory providing cash of $691,000 compared to increasing inventory and using cash of $6.3 million in the same period one year ago. The increase in inventory in fiscal 1995 was primarily a result of entering the business of manufacturing print engines which requires higher levels of raw material. The Company decreased accounts payable, using cash of $3.4 million in the six months ended December 31, 1995 compared to increasing accounts payable, generating cash of $1.7 million, in the same period one year ago.

Net cash used in investing activities was $3.2 million and $4.5 million for the six months ended December 31, 1995 and 1994, respectively. The Company added fixed assets of $1.0 million in fiscal 1996, a decrease of $331,000 from $1.4 million in fiscal 1995. During the six months ended December 31, 1995, the Company invested $1.5 million in the development of software which was capitalized, compared to $1.9 million for the same period one year ago. The Company invested $686,000 in intellectual property in the six months ended December 31, 1995, a decrease of $529,000 from $1.2 million in the same period one year ago.

During the six months ended December 31, 1995, LaserMaster Corporation (LMC) borrowed $1.765 million from TimeMasters, Inc. (TMI), a related party, which amount remains outstanding at December 31, 1995. In January 1996, the amount borrowed from TMI was converted from a demand note to a promissory note payable on demand. Repayment of the note is restricted pursuant to the terms of a subordination and forebearance agreement between LMC, TMI and LMC's senior lender. In consideration for providing financing to LMC and executing the subordination and forbearance agreement, TMI was issued a warrant for the purchase of 277,953 shares of the Company's common stock at an exercise price of $6.35 per share, TMI has the right to convert up to $1.0 million dollars of the debt into shares of the Company's common stock at the lower of $5.875 per share or market price at the time of conversion, and TMI was granted a second secured interest in accounts receivable, inventory and general intangibles of LMC.

On January 17, 1996, LMC entered into a three-year agreement with a commercial finance company providing up to $10 million of revolving credit replacing the Company's existing credit facility with a commercial bank (see Note 3 to the Financial Statements). The agreement allows LMC to borrow up to 60% of eligible accounts receivable and 25% of eligible inventory at an interest rate equal to the prime lending rate plus two percent. The agreement requires LMC to meet various covenants.

On November 29, 1995, LMT signed a promissory note for $859,516 with a trading partner who provided interim financing and logistical support to LMC in its purchases of standard print engines used in the Company's plain-paper typesetting product line. In addition to a promissory note, LMT gave the trading partner a warrant for the purchase of 68,596 shares of LMT common stock at an exercise price of $5.875 per share. The promissory note is due in two installments of $430,000 on March 29, 1996 and $430,000 plus accrued interest on May 29, 1996.

In December 1995, LMC executed a 15-year commercial lease at market rates with Grandchildren's Realty Alternative Management Program I ("GRAMPI"), a Minnesota limited partnership controlled by the Company's Chief Executive Officer for space it currently occupies in Shady View I & II. The Shady View space is approximately 50% of all space leased by the Company. GRAMPI purchased the real estate in April 1995, after the Company's Board of Directors declined to do so. The Company's Board of Directors retained services of an outside commercial real estate brokerage firm and outside legal counsel to negotiate the lease with the landlord's outside legal counsel.

The Company's business plan is contingent on continuing to obtain reasonably priced sources of capital and sales remaining uninterrupted. If sales are less than expected or sources of financing are unavailable, the Company will be required to revise its business plans. The Company does not believe that inflation will have a material affect on the results from operations or its financial condition in fiscal 1996.



                           PART II. OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

Nothing to report.


ITEM 2:  CHANGES IN SECURITIES

Nothing to report.


ITEM 3:  DEFAULTS UPON SENIOR SECURITIES

Nothing to report


ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Nothing to report.


ITEM 5:  OTHER INFORMATION

Nothing to report.


ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

(a)    Listing of Exhibits
       -------------------

       10.01 Credit Agreement dated January 17, 1996 between LaserMaster Corporation and General Electric Capital Corporation.

       10.02 Repayment, Subordination and Intercreditor Agreement dated January 17, 1996 among TimeMasters, Inc., LaserMaster Corporation and General Electric Capital Corporation.

       10.03 Lease for property in Shady View I & II dated December, 1995 between LaserMaster Corporation and GRAMPI.

       10.04 Promissory Note dated January 17, 1996 by LaserMaster Corporation to TimeMasters, Inc.

       10.05 Note dated November 29, 1996 by LaserMaster Corporation to Marubeni International Electronics Corporation.

       10.06 Warrants for the purchase of common stock of LaserMaster Technologies, Inc. issued to TimeMasters, Inc. dated January 17, 1996.

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



Dated: February 12, 1996