Form 10-Q
period 1996-03-31
LASERMASTER TECHNOLOGIES INC
filed 1996-05-15
CIK 857470

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q
(Mark One)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 1996

                                       or

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from ________________________to_______________________

Commission File No.: 0-18114 ___________________________________________________

LASERMASTER TECHNOLOGIES, INC.
- --------------------------------------------------------------------------------
              (Exact name of registrant as specified in charter)

Minnesota                                                        41-1612861
- --------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)  (IRS Employer
                                                             Identification No.)

7090 Shady Oak Road, Eden Prairie, Minnesota                         55344
- --------------------------------------------------------------------------------
(Address of principal executive offices)                          (zip code)

                                (612) 941-8687
- --------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

- --------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.                 Yes   X      No _____
                                                              -----

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class                                    Outstanding at 3/31/96
- -----                                    ----------------------

Common Stock, $.01 par value                   11,390,634

                         PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                LASERMASTER TECHNOLOGIES, INC. AND SUBSIDIARIES
                -----------------------------------------------
                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                    ---------------------------------------

                                    ASSETS
                                    ------
                                                   March 31,    June 30,
                                                  -----------  -----------
                                                     1996         1995
                                                  -----------  -----------
CURRENT ASSETS:
  Cash and cash equivalents                       $   157,531  $   607,223
  Accounts receivable, less allowance for
    doubtful accounts and sales returns of
    $1,592,000 and $2,051,000, respectively        13,695,597   17,104,353
  Inventory                                        18,339,042   21,609,487
  Income tax receivable                               413,390
  Other current assets                              3,680,375    2,452,766
  Deferred income taxes                             2,004,000    2,868,000
                                                  -----------  -----------
       TOTAL CURRENT ASSETS                        38,289,935   44,641,829

PROPERTY AND EQUIPMENT, net                         5,753,787    6,323,749

CAPITALIZED SOFTWARE, less accumulated
  amortization of $5,562,684 and $3,465,724
  respectively                                      5,039,061    4,991,084
DEFERRED INCOME TAXES                                 519,000
ACQUIRED TECHNOLOGY, PATENTS
  AND LICENSES, less accumulated amortization
  of $1,451,943 and $967,765, respectively          3,768,896    3,204,610
                                                  -----------  -----------
                                                  $53,370,679  $59,161,272
                                                  ===========  ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

CURRENT LIABILITIES:
  Notes payable                                   $ 5,795,919  $ 6,462,901
  Notes payable-related parties                     1,765,000
  Accounts payable                                 15,424,071   18,204,869
  Accrued payroll and payroll taxes                 2,270,242    2,642,947
  Income taxes payable                                             201,768
  Other current liabilities                         3,035,719    2,410,949
  Current maturities of long-term debt              1,150,284    1,009,917
                                                  -----------  -----------
       TOTAL CURRENT LIABILITIES                   29,441,235   30,933,351

LONG-TERM DEBT, less current maturities               988,987    1,598,546

DEFERRED INCOME TAXES                                            1,336,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value; authorized
    30,000,000 shares; 11,390,634 and 11,176,382
    shares issued and outstanding, respectively       113,906      111,764
  Preferred stock, $.01 par value; authorized
    5,000,000 shares; no shares issued or
    outstanding
  Additional paid-in capital                       17,343,535   16,626,953
  Retained earnings                                 5,483,016    8,554,658
                                                  -----------  -----------
       TOTAL STOCKHOLDERS' EQUITY                  22,940,457   25,293,375
                                                  -----------  -----------
                                                  $53,370,679  $59,161,272
                                                  ===========  ===========

                See notes to consolidated financial statements.

                LASERMASTER TECHNOLOGIES, INC. AND SUBSIDIARIES
                -----------------------------------------------
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
               -------------------------------------------------

                                          Three Months Ended           Nine Months Ended
                                               March 31,                   March 31,
                                       ------------------------    -------------------------
                                           1996         1995          1996          1995
                                       -----------   -----------   -----------   -----------
NET SALES                              $23,227,012   $30,978,737   $69,832,883   $89,726,111
COST OF GOODS SOLD                      15,800,516    19,467,341    43,969,533    53,185,605
                                       -----------   -----------   -----------   -----------
      GROSS PROFIT                       7,426,496    11,511,396    25,863,350    36,540,506
OPERATING EXPENSES:
  Sales and Marketing                    5,307,727     6,852,431    15,774,487    20,814,714
  Research and Development               1,926,550     1,813,033     4,847,631     4,612,586
  General and Administrative             2,960,760     2,828,359     8,445,094     8,362,940
                                       -----------   -----------   -----------   -----------
                                        10,195,037    11,493,823    29,067,212    33,790,240
                                       -----------   -----------   -----------   -----------
       OPERATING PROFIT (LOSS)          (2,768,541)       17,573    (3,203,862)    2,750,266
OTHER INCOME (EXPENSE):
  Interest expense                        (540,114)     (309,865)   (1,325,666)     (807,443)
  Interest income                            2,476         5,707        11,383        21,018
  Other expense                            (23,186)     (126,159)      (13,497)     (157,491)
                                       -----------   -----------   -----------   -----------
                                          (560,824)     (430,317)   (1,327,780)     (943,916)
                                       -----------   -----------   -----------   -----------
EARNINGS (LOSS) BEFORE INCOME TAXES     (3,329,365)     (412,744)   (4,531,642)    1,806,350
INCOME TAX BENEFIT (PROVISION)           1,099,000       124,000     1,460,000      (542,000)
                                       -----------   -----------   -----------   -----------
NET EARNINGS (LOSS)                    $(2,230,365)  $  (288,744)  $(3,071,642)  $ 1,264,350
                                       ===========   ===========   ===========   ===========

PER COMMON SHARE:
  Net Earnings (Loss)                  $      (.18)  $      (.02)  $      (.25)  $       .10


Average common and common
equivalent shares outstanding           12,141,231    12,099,081    12,149,456    12,265,318



                See notes to consolidated financial statements.

                LASERMASTER TECHNOLOGIES, INC. AND SUBSIDIARIES
                -----------------------------------------------
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
               -------------------------------------------------

                                                                  Nine Months Ended
                                                                      March 31,
                                                             ---------------------------
                                                                 1996           1995
                                                             ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Earnings (Loss)                                        $(3,071,642)   $ 1,264,350
  Adjustments to reconcile net earnings (loss) to net
    cash provided by operating activities:
     Depreciation and amortization                             4,457,016      4,590,423
     Amortization of deferred financing costs                    188,954         66,400
     Loss on sale of property and equipment                       46,520         32,616
     Deferred income taxes                                      (991,000)        74,000
 Stock option tax benefit                                        226,000
 Change in current assets and current liabilities:
    (Increase) decrease in:
      Accounts receivable                                      3,408,756     (1,221,059)
      Inventory                                                3,270,445     (6,067,266)
      Other current assets                                    (1,416,563)      (536,346)
      Income tax receivable                                     (413,390)
     Increase (decrease) in:
      Accounts payable                                        (1,921,282)     2,743,192
      Accrued payroll and payroll taxes                         (372,705)       464,590
      Other current liabilities                                  624,770        881,490
       Income taxes payable                                     (201,768)       (35,550)
                                                             -----------    -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                      3,834,111      2,256,840

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                         (1,234,205)    (2,185,833)
  Additions to capitalized software costs                     (2,144,937)    (2,766,292)
  Proceeds from sale of property and equipment                    34,173         16,640
  Additions to patents and other assets                       (1,048,464)    (1,440,911)
                                                             -----------    -----------
NET CASH USED IN INVESTING ACTIVITIES                         (4,393,433)    (6,376,396)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of Common Stock                                       492,725        407,708
  Net borrowing (repayments) under revolving credit lines     (1,526,498)     3,093,929
  Net borrowing from related parties                           1,765,000
  Proceeds from long-term debt                                   159,003        470,938
  Payments on long-term debt                                    (780,600)      (605,206)
                                                             -----------    -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                        109,630      3,367,369
                                                             -----------    -----------
DECREASE IN CASH AND CASH EQUIVALENTS                           (449,692)      (752,187)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                 607,223      2,193,673
                                                             -----------    -----------
CASH AND CASH EQUIVALENTS AT END
  OF PERIOD                                                  $   157,531    $ 1,441,486
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

                LASERMASTER TECHNOLOGIES, INC. AND SUBSIDIARIES
                -----------------------------------------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------


1.  Basis of presentation -

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Annual Report on Form 10-K of LaserMaster Technologies, Inc. and subsidiaries (the "Company") for the year ended June 30, 1995. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending June 30, 1996.


2.  Inventory -

    Inventory consists of the following:

                                             March 31,      June 30,
                                               1996           1995
                                            -----------   -----------
    Raw materials
     Purchased printer engines              $   644,775   $   796,940
     Completed subassemblies                  4,894,444     5,419,774
     Raw materials                            7,446,760     9,397,341
    Work in process                             302,027       987,009
    Finished goods                            5,051,036     5,008,423
                                            -----------   -----------
                                            $18,339,042   $21,609,487
                                            ===========   ===========

3.  Short-term financing -

    On January 17, 1996 LMC replaced the operating line of credit that it had maintained with a commercial bank with a new credit agreement with a commercial finance company. The new agreement allows LMC to borrow up to $10,000,000 based on availability equal to 60% of the net eligible accounts receivable and 25% of the net eligible inventory. Borrowing is secured by inventory, accounts receivable, and general intangibles and bears interest at a defined bank Reference Rate (prime) plus 2.0% (10.25% at March 31,
    1996) with a 0.5% unused line fee. At March 31, 1996 approximately $1,396,000 of eligible financing was unused under this credit line. The agreement expires January 17, 1999. The agreement requires the borrower to meet various financial covenants involving capital expenditures, additions to capitalized software and intellectual property, minimum debt service coverage ratio, and maintenance of a minimum net worth. The agreement also requires LMC to meet various non-financial covenants.

    During September 1995, LaserMaster Corporation borrowed $1,565,000 under a demand note from TimeMasters, Inc., a corporation controlled by the Company's Chief Executive Officer. The note bears interest at a defined bank Reference Rate (prime) plus 1.75% (10% at March 31, 1996). On October 11, 1995, an additional $200,000 was added to the existing note bringing the total amount owed to TMI, as of March 31, 1996, to $1,765,000 plus accrued interest. LaserMaster(R) also agreed to issue TimeMasters(R) a warrant if the demand note was required to become a longer term obligation. In January 1996, LaserMaster completed negotiation of a new credit agreement with a commercial finance company that refused to allow any proceeds from the credit line to be applied to reduction of the indebtedness to TimeMasters and, in addition, required that the indebtedness to TimeMasters be subordinated to the line of credit and not be repaid unless certain financial covenants were achieved. In return for such subordination and for the significant restrictions on repayment, the Company issued to TimeMasters a warrant to purchase common stock and a new promissory note, a portion of which was convertible into common stock of the Company. In February 1996, Nasdaq notified the Company that it believed that the issuance of the warrants and the conversion right were not in compliance with Nasdaq Non-Quantitative Listing Standards. To satisfy Nasdaq's concerns, the Company and TimeMasters agreed to rescind the warrants and the conversion right and to submit the transaction to shareholders for approval at the Company's annual meeting on May 23, 1996.

    On November 29, 1995 LaserMaster Corporation converted $859,516 of accounts payable into a promissory note. The note is payable to a trading partner that supplies inventory to LMC and bears interest at 10%. The note is due in two installments of $429,758 on March 29, 1996 and the remaining principal plus accrued interest on May 29, 1996. In addition, the trading partner was granted a warrant for the purchase of 68,596 shares of the Company's common stock at an exercise price of $5.875 per share. LaserMaster Corporation and the trading partner are currently discussing new payment terms as the principal payment that was originally due on March 29, 1996 has not yet been made due to cash flow constraints of LMC and product quality issues associated with the inventory supplied by the trading partner.


4. Supplemental disclosure of cash flow information and non-cash financing activities -

    The Company paid and received cash for the following items:


                                        Nine months ended
                                            March 31,
                                     -----------------------
                                        1996         1995
                                     ----------   ----------
    Interest paid                    $1,584,389   $  782,293
    Income tax (received) paid          (79,842)     577,550

Capital lease obligations of $152,405 and $356,615 were incurred during the nine months ended March 31, 1996, and 1995, respectively.

Accounts payable totaling $859,516 were converted to a note payable during the nine months ended March 31, 1996


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY

This Management's Discussion and Analysis contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). Refer to Exhibit 99 of this Form 10-Q for certain important cautionary factors, risks and uncertainties related to forward-looking statements.

Net sales for the three months ended March 31, 1996 were $23.2 million compared to $31.0 million for the same period one year ago. Net loss for the three months ended March 31, 1996 was $2.2 million or $0.18 per share compared to a net loss of $289,000 or $0.02 per share for the three months ended March 31, 1995. Net sales for the nine months ended March 31, 1996 were $69.8 million compared to $89.7 million for the same period one year ago. Net loss for the nine months ended March 31, 1996 was $3.1 million or $.25 per share compared to net income of $1.3 million or $0.10 per share for the nine months ended March 31, 1995.

The decrease in net sales for the three and nine months ended March 31, 1996 compared to the same periods one year ago, was attributable to the continued decrease in sales of the Company's plain-paper typesetting and WinPrint(R)/OEM products, recent increased competition in the aqueous inkjet sector of the market, and decreased sales of PressMate/TM/ caused by lack of confidence in earlier PressMate models. Decreases in sales of the Company's plain-paper typesetting products are primarily a result of increased competition in the form of low-priced, plain-paper devices as well as the increasing performance of laser printers marketed by major manufacturers for the office automation market. Decreases were partially offset by sales of DisplayMaker(R) Express and by increased sales of the Company's proprietary consumables.


RESULTS OF OPERATIONS

The following table sets forth certain items from the Company's Consolidated Statements of Operations expressed as a percentage of net sales:

                                       Three months ended     Nine months ended
                                       ------------------    -------------------
                                            March 31,              March 31,
                                        -----------------     -----------------
                                         1996       1995       1996       1995
                                        ------     ------     ------     ------
Net sales............................   100.0%     100.0%     100.0%     100.0%
Cost of goods sold...................    68.0       62.8       63.0       59.3
                                        ------     ------     ------     ------
 Gross profit........................    32.0       37.2       37.0       40.7
Operating expenses:
  Sales and marketing................    22.9       22.1       22.6       23.2
  Research and development...........     8.3        5.9        6.9        5.1
  General and administrative.........    12.7        9.1       12.1        9.3
                                        ------     ------     ------     ------
  Total operating expenses...........    43.9       37.1       41.6       37.6
                                        ------     ------     ------     ------
Operating profit (loss)..............   (11.9)       0.1       (4.6)       3.1
Other income (expense):
  Interest expense...................    (2.3)      (1.0)      (1.9)      (0.9)
  Interest income....................     0.0        0.0        0.0        0.0
  Other..............................    (0.1)      (0.4)      (0.0)      (0.2)
                                        ------     ------     ------     ------
Earnings (loss) before income taxes..    (14.3)     (1.3)      (6.5)       2.0
Income tax (provision) benefit.......      4.7       0.4        2.1       (0.6)
                                        ------     ------     ------     ------
Net earnings (loss)..................     (9.6)%    (0.9)%     (4.4)%      1.4%
                                        ======     ======     ======     ======

Net Sales. The following table sets forth net sales by product line expressed in thousands and as a percentage of net sales:


                                   Three months ended March 31,             Nine months ended March 31,
                               -----------------------------------    -------------------------------------
                                     1996               1995              1996                1995
                               ----------------   ----------------   ---------------    ----------------
 Big Color(R)................  $ 5,964    25.7%   $ 9,466    30.6%   $22,490    32.2%   $27,575    30.8%
    Big Color Consumables....    3,930    16.9      3,663    11.8     11,509    16.5      8,539     9.5
 DisplayMaker Express........    3,879    16.7          0     0.0      4,846     6.9          0     0.0
    DME Consumables..........      525     2.3          0     0.0        588     0.9          0     0.0
 PressMate...................      570     2.4      4,472    14.4      4,176     6.0      4,701     5.2
    PressMate Consumables....      361     1.6         52     0.2      1,037     1.5         52     0.1
 Plain-paper typesetting.....    4,930    21.2      9,840    31.8     16,493    23.6     37,148    41.4
    Typesetting Consumables..    2,739    11.8      2,337     7.5      7,542    10.8      6,467     7.2
 WinPrint/OEM/Imaging........      329     1.4      1,149     3.7      1,152     1.6      5,244     5.8
                               -------   ------   -------   ------   -------   ------   -------   ------
 Total net sales.............  $23,227   100.0%   $30,979   100.0%   $69,833   100.0%   $89,726   100.0%
                               =======   ======   =======   ======   =======   ======   =======   ======

The Company sold $3.9 million in Big Color consumable products and $6.0 million in Big Color hardware for the three months ended March 31, 1996 compared to sales of $3.7 million and $9.5 million for the three months ended March 31, 1995. The Company sold 264 DisplayMaker Professional 36-inch wide color printers during the third quarter of fiscal 1996. This compares to 317 units for the preceding fiscal quarter and 293 units in the March 1995 quarter.

Several factors have caused the drop in Big Color revenue noted above. The Company has discontinued reselling computer equipment and peripherals. Previously, as a courtesy to its customers, the Company would source and resell all of the equipment and peripherals necessary to provide a complete solution to each of its customers. Falling prices, low margins and wide-spread availability of these products caused the Company to discontinue the sale of these items early in fiscal 1996. The Company is experiencing increased competition from its engine supplier which has introduced a low-cost, 50-inch, wide-format NovaJet 50 during the quarter and from an increased number of resellers handling the supplier's NovaJet 36-inch wide-format printer. This competition has impacted Big Color revenues by lowering unit volumes by 10% and average selling price by 11% when compared with the same period one year ago. The Company expects to meet this challenge with the introduction of a new product offering at a competitive price point within the next several quarters

During the third fiscal quarter of 1996, the Company shipped 107 new PressMate-FS/TM/ revenue units compared to 200 older model units for the preceding quarter. During the third fiscal quarter of 1996, 8 PressMate-FS units were returned for credit along with 61 older model PressMate units compared to 64 older model units returned for credit in the preceding quarter. The Company also replaced 100 older model units with new PressMate-FS units during the March quarter at no charge to the customer. Over the past two quarters, the Company has embarked on an aggressive repositioning, repricing and exchange campaign to update or replace older models in the field with the new PressMate-FS which it expects to continue at least through the next quarter. During the third quarter of fiscal 1996, $361,000 of PressMate-related consumables were sold compared to $472,000 in the second quarter ended December 31, 1995. This decrease was caused by fewer PressMate units producing output during the exchange process coupled with the fact that the Company provided some customers with film at no charge to facilitate the upgrade. In addition to the efforts described above, the Company is considering a "rent-to-buy" program to increase confidence in the new PressMate-FS and increase PressMate consumables revenue. PressMate was the first proprietary printer designed and manufactured by the Company.

The Company released a new wide-format color printer in December 1995, DisplayMaker Express (DME), selling 64 units during the fiscal quarter ended March 31, 1996 together with $525,000 in consumables for a total of $4.4 million in DME sales. DME is a 54-inch wide, color inkjet printer and is capable of printing an "E" size print in approximately six minutes by using a phase-change ink technology which allows printing on a variety of media. DME is the Company's second proprietary engine. DME has had a significantly lower return rate during introduction than PressMate. As of March 31, 1996, only 2 DME's have been returned for credit.

Plain-paper typesetting sales for the three months ended March 31, 1996 decreased 45% from sales in the same period one year ago. The decrease in sales of the Company's plain-paper typesetting products are a result of competitive pressure and market changes. The Company expects revenues from the sale of plain-paper typesetters to continue to experience significant declines and ultimately to be phased out entirely.

International Sales. Revenues from foreign sources during the three months ended March 31, 1996 were comparable to the same period one year ago. The increase in revenues as a percent of net sales is the result of reductions in overall revenues from U.S. sources. International sales as a whole have decreased as a result of the same competitive pressures noted in the United States. The following table sets forth international sales by region expressed in thousands and as a percentage of total net sales:

                           Three months ended March 31,      Nine months ended March 31,
                           ------------------------------   -----------------------------
                                 1996            1995            1996           1995
                           ----------------  -------------  -------------    ------------
Europe.....................  $ 5,120  22.0%  $ 5,757  18.6%  $14,306  20.5%  $16,158  18.0%
Japan, Asia, Pacific.......    3,377  14.6     2,678   8.6     9,101  13.0     9,556  10.7
Latin America..............    1,243   5.4     1,537   5.0     3,446   4.9     3,626   4.0
Canada.....................      684   2.9       463   1.5     2,287   3.3     1,727   1.9
                             -------  ----   -------  ----   -------  ----   -------  ----
Total international sales..  $10,424  44.9%  $10,435  33.7%  $29,140  41.7%  $31,067  34.6%
                             =======  ====   =======  ====   =======  ====   =======  ====

Gross Profit. The Company's gross profit margin for the three and nine months ended March 31, 1996 was 32% and 37%, respectively, compared to 37% and 41% for the same periods one year ago. Gross margins on plain-paper typesetters, expressed as a percent of net sales, remained steady in the three months ended March 31, 1996 compared to the previous quarter. Gross margins on Big Color products in the third quarter of fiscal 1996 decreased from the previous quarter due in part to the introduction of a new entry-level version of the DisplayMaker Professional and increased competition. Big Color product margins may continue to decline as a result of such factors and as a result of pricing on the next generation of inkjet print engines that will be purchased by the Company for use in the Company's non-proprietary Big Color printers. See "Exhibit 99-Dependence on Component Availability and Costs." With current PressMate volumes and the repositioning, repricing and exchange programs executed during the quarter, gross margins on this product were also lower than anticipated. Overhead expenses for the three months ended March 31, 1996 were $6.1 million compared to $4.7 million for the quarter ended December 31, 1995 and $4.5 million for the quarter ended September 30, 1995. Increasing DME production from 17 units in the December quarter to 64 units in the March quarter, and costs associated with reworking product returns, caused the Company to experience higher than expected levels of scrap, rework and obsolescence. Reducing scrap, rework and obsolescence is a major part of the Company's ongoing efforts to increase efficiencies in operations. The Company's consolidated gross margins for the quarter have been favorably impacted by increasing sales of high-margin, proprietary consumables and DisplayMaker Express products as a percent of overall net sales. For the three months ended March 31, 1996, 37% of total Company sales were for spare parts, maintenance contracts and consumables related to DisplayMaker Express, DisplayMaker Pro, PressMate-FS, and plain-paper typesetting, compared to 23% for the same period one year ago. The Company expects the revenues from spare parts, maintenance contracts and consumables to continue to be a significant portion of total revenues as the installed base of printer engines increases.

Operating Expenses. Sales and marketing expenses for the three months ended March 31, 1996 decreased $1.6 million to $5.3 million, compared to $6.9 million for the same period one year ago as a result of evolving and consolidating the
sales structure.   Sales and marketing expense decreases included reductions in sales related expenses of $1.2 million and marketing related expenses of
$400,000.   Research and development expenditures, including amounts expensed and capitalized, were $2.6 million in the three months ended March 31, 1996, a decrease of $100,000 in expenditures compared to the same period one year ago. Research and development expenditures capitalized for the three months ended March 31, 1996 were $658,000 compared to $884,000 for the three months ended March 31, 1995. General and administrative expenses were $3.0 million and $2.8 million for the three months ended March 31, 1996 and 1995, respectively. General and administrative expense increased due in part to higher than normal bad debt expense. Overall operating expenses for the three months ended March 31, 1996 decreased to $10.2 million compared to $11.5 million for the same period one year ago.

Interest expense was $540,000 and $1.3 million for the three and nine months ended March 31, 1996, respectively, compared to $310,000 and $807,000 in the same periods one year ago. The increase in interest expense is attributable to an overall increase in average debt levels.

The Company's effective income tax rate for the three and nine months ended March 31, 1996, was 33% and 32%, respectively compared to a rate of 30% for the same periods one year ago.

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $3.8 million and $2.3 million for the nine months ended March 31, 1996 and 1995, respectively. Accounts receivable decreased by $3.4 million for the nine months ended March 31, 1996 compared to an increase of $1.2 million for the same period one year ago. During the nine months ended March 31, 1996 inventory decreased by $3.3 million compared to an increase of $6.1 million in the same period one year ago. The decrease in inventory in fiscal 1996 is primarily attributable to the strengthening of internal controls and procedures related to the purchasing and inventory control functions as an engine manufacturer. The increase in inventory in fiscal 1995 was a result of entering the business of manufacturing print engines which requires higher levels of raw material. Accounts payable decreased by $1.9 million in the nine months ended March 31, 1996 compared to an increase of $2.7 million in the same period one year ago.

Net cash used in investing activities was $4.4 million and $6.4 million for the nine months ended March 31, 1996 and 1995, respectively. The Company acquired fixed assets totaling $1.2 million in fiscal 1996, a decrease of $1.0 million from $2.2 million in fiscal 1995. During the nine months ended March 31, 1996, the Company invested $2.1 million in the development of software which was capitalized, compared to $2.8 million for the same period one year ago. The Company invested $1.0 million in intellectual property in the nine months ended March 31, 1996, a decrease of $400,000 from $1.4 million in the same period one year ago.

During the nine months ended March 31, 1996, LaserMaster Corporation (LMC) borrowed $1.765 million from TimeMasters, Inc. (TMI), a related party, which remains outstanding at March 31, 1996. In January 1996, the amount borrowed from TMI was converted from a demand note to a promissory note payable. Repayment of the note is restricted pursuant to the terms of a subordination and forbearance agreement between LMC, TMI and LMC's senior lender. In consideration for providing financing to LMC and executing the subordination and forbearance agreement, TMI was issued a warrant for the purchase of 277,953 shares of the Company's common stock at an exercise price of $6.35 per share, and the right to convert up to $1.0 million of the debt into shares of the Company's common stock upon the occurrence of certain events, at the lower of $5.875 per share or market price at the time of conversion. In addition, TMI was granted a second, secured interest in accounts receivable, inventory and general intangibles of LMC. In February 1996, Nasdaq notified the Company that it believed that the issuance of the warrants and the conversion right were not in compliance with Nasdaq Non-Quantitative Listing Standards. To satisfy Nasdaq's concerns, the Company and TMI agreed to rescind the warrants and the conversion right and to submit the transaction to the shareholders for approval at the Company's annual meeting on May 23, 1996.

On January 17, 1996, LMC entered into a three-year agreement with a commercial finance company providing up to $10 million of revolving credit replacing the Company's existing credit facility with a commercial bank. The agreement allows LMC to borrow up to 60% of eligible accounts receivable and 25% of eligible inventory at an interest rate equal to the prime lending rate plus two percent. The agreement requires LMC to meet various financial and non-financial covenants. At March 31, 1996 approximately $1,396,000 of eligible financing was unused under this credit line. In addition, LaserMaster Europe, Ltd., a subsidiary of LMC, maintains a receivables financing arrangement with a Dutch commercial finance company whereby LME may borrow up to 70% of its eligible accounts receivable, with a maximum advance of $2,500,000. At March 31, 1996 approximately $773,000 of eligible financing was unused under this credit line. Availability under both agreements varies daily with fluctuations in accounts receivable and inventory.

On November 29, 1995, LMT signed a promissory note for $859,516 with a trading partner who provided interim financing and logistical support to LMC in its purchases of standard print engines used in the Company's plain-paper typesetting product line. In addition to a promissory note, LMT granted the trading partner a warrant for the purchase of 68,596 shares of LMT common stock at an exercise price of $5.875 per share. The promissory note is due in two installments of $429,758 on March 29, 1996 and the remaining principal balance plus accrued interest on May 29, 1996. LMC and the trading partner are currently discussing alternative payment terms as the principal payment originally due on March 29, 1996 has not yet been made due to cash flow constraints of LMC and product quality issues associated with the inventory supplied by the trading partner. In addition, the Company is engaged in discussions with the trading partner and its Japanese supplier of laser marking engines regarding availability and quality consistency of spare parts, process units and other consumables supplied by the manufacturer. The Company believes that a continued supply of these components is important to the installed base of Unity(TM) plain-paper typesetting customers. Failure to reach an agreement with the trading partner and/or the engine supplier could result in costly litigation.

During the past two years, the Company has invested heavily in research and development and in fixturing for the manufacture of its "proprietary engine" product lines. (Introduced to date--PressMate and DisplayMaker Express with others to follow.) Although the Company has generally financed such expenditures with cash flow from operations, declines in sales of its plain-paper typesetter products combined with unanticipated delays in the introduction of, and unexpected rework costs on, new products have caused the Company's cash needs to exceed cash provided from operations and required special credit arrangements during the past nine months. The Company has actively taken steps to reduce expenses via work-force reductions both domestically and internationally and to implement tighter budgeting controls on an ongoing basis. In addition, the Company intends to aggressively pursue an OEM engine sales effort and is currently reviewing several other options in its efforts to return to profitability. The Company is working closely with its senior lender as it pursues a plan to improve its working capital position.

The Company's business plan is contingent on continuing to obtain reasonably priced sources of capital and sales remaining uninterrupted. There can be no assurances that availability under the Company's credit line will be adequate, or that other sources of financing would be available to the Company on favorable terms, or at all, if the Company's operations are further affected by declining revenues. The Company does not believe that inflation will have a material affect on the results from operations or its financial condition in fiscal 1996.



                           PART II. OTHER INFORMATION


ITEM 1:   LEGAL PROCEEDINGS

In the Company's report on form 10-Q for the quarter ended September 30, 1995, the Company reported a lawsuit filed by John D. Becker (the "Becker" lawsuit). On December 5, 1995 and December 13, 1995 suits were filed by McQuinn and Nielsen respectively on the same theory as the Becker lawsuit. On February 29, 1996, director Ralph D. Rolen, who had been a defendant, was dismissed from the case without prejudice. Subsequently, the Becker, McQuinn, and Nielsen lawsuits have been consolidated.

In the Company's report on form 10-Q for the quarter ended September 30, 1995, the Company reported it filed a lawsuit against Sentinel Imaging. Sentinel has since counterclaimed for false advertising, patent misuse and unfair competition by LaserMaster. In press releases and other media, Sentinel has alleged that LaserMaster's approach to selling ink for its Big Color products violates antitrust law. Although Sentinel has not asserted a claim on this basis, LaserMaster has learned that Sentinel is publishing its allegations. The Company has also learned that these activities have contributed to one customer's decision to complain that LaserMaster's practices related to sales of proprietary ink and its ColorMark color management system violates various trade laws. LaserMaster does not believe that any of its practices or licenses related to the ColorMark(R) color management system violate any applicable U.S. laws or regulations.


ITEM 2:   CHANGES IN SECURITIES

Nothing to report.


ITEM 3:   DEFAULTS UPON SENIOR SECURITIES

Nothing to report



ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Nothing to report.


ITEM 5:   OTHER INFORMATION

Effective May 1, 1996, Randall Ruegg, formerly the Chief Financial Officer, is no longer employed by the Company.


ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K

(a)    Listing of Exhibits
       -------------------

       99. Cautionary Factors Under Private Securities Litigation Reform Act of 1995.

(b)    Reports on Form 8-K
       -------------------

       None.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


LASERMASTER TECHNOLOGIES, INC.



/s/Melvin L. Masters
- --------------------
Melvin L. Masters
Chief Executive Officer


/s/Timothy N. Thurn
- -------------------
Timothy N. Thurn
Treasurer



Dated: May 15, 1996