Form 10-K
period 1996-06-30
LASERMASTER TECHNOLOGIES INC
filed 1996-09-30
CIK 857470

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended June 30, 1996

                                       or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to
                               -----------    ----------------------------

Commission file number   0-18114
                         -------
                         LASERMASTER TECHNOLOGIES, INC.
                         ------------------------------
             (Exact name of registrant as specified in its charter)

     MINNESOTA                                           41-1612861
- --------------------------------------------------------------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)

     7090 Shady Oak Road
     Eden Prairie, Minnesota                                55344
- --------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code        (612) 941-8687
                                                   -----------------------
Securities registered pursuant to Section 12(b) of the Act:
     Title of each class      Name of each exchange on which registered
         None
- ------------------------      --------------------------------------------

- ------------------------      --------------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.01 per share
- --------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

                              [COVER PAGE 1 OF 2]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of August 31, 1996 was $37,407,400 based on the last sale price for the common stock as recorded by the National Association of Securities Dealers on that date.

As of August 31, 1996, there were 11,458,634 shares of the registrant's common stock outstanding.


DOCUMENTS INCORPORATED BY REFERENCE:

LaserMaster Technologies, Inc. 1996 Stock Incentive Plan filed on Form S-8 on August 30, 1996



                              [COVER PAGE 2 OF 2]

                                    PART I
                                    ------

ITEM 1.  BUSINESS.

GENERAL

LaserMaster Technologies, Inc. (the "Company")/1/ designs, develops, manufactures and markets wide-format (up to 54") digital color printers and chemical-free filmsetters for professional printing applications. In addition, it sells all related consumables for its installed base of printing products, consisting primarily of ink, media, film, process units and toner. The Company's products combine advanced computer technology with the Company's own sophisticated software, hardware and proprietary print engines to produce professional-quality printed output at an affordable cost. The Company's DisplayMaker/(R)/ Professional, DesignWinder/(TM)/ and DisplayMaker Express Big Color/(R)/ wide-format digital inkjet color printers are designed to be cost-effective solutions for the short-run digital printing of photo-realistic, wide-format color output. The Company's Halon/(TM)/ product provides users with an interface from their print server to various color laser copiers including those produced by Canon, Kodak and Xerox. The PressMate/(TM)/-FS proprietary desktop chemical-free FilmSetter/(TM)/ is capable of dry film output with effective resolution of 2400 dots per inch. The ColorMark/(R)/ Pro 1600 Print Server is a raster image processor which is capable of supporting a combination of DisplayMaker Professional, DesignWinder and DisplayMaker Express printers, PressMate-FS Personal FilmSetters/(TM)/, and Halon color laser copier interfaces simultaneously as well as offering time saving features specifically designed for high-volume, production environments. The RIPStation/(TM)/ is an entry-level print server which is capable of supporting one DisplayMaker Professional, one DesignWinder or one PressMate-FS.

The primary users of the Company's products are commercial printers reprographic service bureaus, photo labs, quick printers, exhibit builders, in-house print shops, printers, publishers, government and educational facilities and corporate marketing departments. Applications include point of purchase signs, trade show exhibit graphics, banners, billboards, courtroom graphics, pre-press proofing (proofs or other quick output to demonstrate concepts for advertising or graphics layouts), digital photo imaging and lighted signage.

The Company's products are primarily sold through the Company's direct telemarketing sales force, supplemented by a network of dealers and value-added distributors in certain geographic markets throughout the world. The Company's sales efforts are supported by a direct mail marketing program designed to achieve frequent contact with its potential customers. The Company complements its direct mail efforts by advertising in trade journals and by exhibiting regularly at industry trade shows.

The Company's domestic offices are in Eden Prairie, Minnesota. The Company's European sales subsidiary is headquartered in Amsterdam, The Netherlands.

MARKET

According to a market survey conducted by IT Strategies, the Large-Format Digital Printing market for hardware and consumables is projected to grow from annual sales of approximately $319 million in 1995 to approximately $1.9 billion in 1998. The rapid growth in this market is being driven primarily by the

- -------------------

/1/ LaserMaster Technologies, Inc. (the "Company") was incorporated under the laws of Minnesota as Acquerre Corporation in April 1988. LaserMaster Corporation ("LaserMaster"), the Company's primary operating subsidiary, was incorporated under the laws of the State of Minnesota in February 1986. European operations are carried on by LaserMaster Europe Ltd., a Delaware corporation, that is a wholly-owned subsidiary of LaserMaster. Asian and Pacific operations are carried on by LaserMaster Asia/Pacific, Ltd., a Minnesota corporation that is a wholly-owned subsidiary of LaserMaster. LaserMaster Export Corporation, a Virgin Island corporation, is used by LaserMaster as a Foreign Sales Corporation ("FSC"). Unless the context otherwise indicates, all references to the "Company" refer to LaserMaster Technologies, Inc. and its subsidiaries.

increasing desire and need for customized, large-format color graphics, as well as significant advances in short-run printing and desktop publishing technologies. Traditional graphics printing methods, consisting of photographic, screen and offset printing, do not meet the requirements for production of short-run print jobs due to the time consuming, multi-step processes and set-up costs involved. As a result, digital printing has developed to fulfill the unmet demand of short-run users by allowing graphics to be printed directly from desktop publishing systems with dynamic interchange of data print to print onto a variety of media.

There are a number of digital printing technologies, including inkjet, pen, electrostatic and thermal, that allow users to produce large-format output. Each of these technologies has specific qualities that can be critical to any given application, including resolution, speed, accuracy, color fill capability, the ability to render a three-dimensional image, reliability and cost.

A combination of characteristics has made inkjet the fastest growing technology in the large-format printer market. The characteristics of large-format inkjet printers include relatively low cost, higher resolution, faster speed and the ability to print high-quality color. Inkjet printers typically form images, lines and other characters by placing very small dots of ink as the print head moves horizontally, called a raster scan, while the media is typically scrolled vertically. Because inkjet print heads move above the media and do not actually make contact with the media, there is less mechanical wear and tear than experienced with other types of devices. Most inkjet printers can print on a wide variety of media or substrates.

Electrostatic printers generally are more expensive than inkjet printers and require special plotting paper. They offer certain advantages to users requiring low cost per square foot and high speed printing characteristics. Thermal printer/plotters are similar to electrostatic printers in that they require special paper, but also require ink ribbons to take advantage of the thermal print head. Thermal printers are typically more costly than comparable-format inkjet printers.

Other technologies that can be adapted to wide-format use include photographic output, electrophotographic output and dot matrix printers. These printers have disadvantages including high costs and relatively poor resolution when compared to inkjet technology.

STRATEGY

The key elements of LaserMaster's strategy are:

To maintain and enhance its position as a leading provider of affordable, high quality, proprietary products and consumables supplies to the professional printing market. A growing portion of LaserMaster products are proprietary printer architectures designed, developed and manufactured by the Company. PressMate-FS, DisplayMaker Express and the Company's third proprietary designed and manufactured printer, DesignWinder, introduced in September 1996, are the first of many proprietary architectures which the Company expects to develop. The Company's family of products is expected to grow with the changing marketplace while meeting the needs of professional printing applications.

To develop and produce value-added software which distinguish its printer solutions. LaserMaster has consistently taken market standards to a higher level of performance. The Company has been committed to continually enhancing its products by adding features and options to its current family of devices through software enhancements. These enhancements continually evolve with products over their lives through increasing print speeds, allowing use of additional media and inks for various applications, improving color matching and print quality and continuing compatibility with other vendor's software and operating systems.

To continue to emphasize telemarketing as a direct sales approach. LaserMaster has been very successful developing its targeted markets through direct mail and telemarketing efforts. The Company intends to continue to enhance its global third party distribution channels simultaneously while continuing to focus on its core direct marketing approach in North America.

To develop additional media, ink and film for use with the Company's proprietary print engines to enhance printing applications and market expansion. Fiscal 1996 was a successful year for LaserMaster-branded consumables sales expansion. The release of larger capacity ink delivery systems, pigmented outdoor inks, new phase change inks, and the announcement of plans for the sale of 3M Matched Component System (MCS(/TM)/) outdoor inks and media which carry a written, one-year guarantee backed by 3M, opened doors to new markets for inkjet users by expanding the uses and potential applications of their DisplayMaker printers. In addition, introductions of media such as WaterFast/(TM)/ vinyl, Tyvek/(R)/
(a DuPont product) and canvas should add enhanced profit potential for the outdoor sector of the inkjet market. In September 1996, the Company entered into a strategic alliance with Sihl-Zurich Paper Mill on Sihl AG, a leading European manufacturer of specialty paper and related media, to enhance the development of unique and high- quality media for use with the Company's print engines.

To increase international sales. International sales has been a growing percentage of LaserMaster's core business. The Company is committed to increasing its market share in Europe, Asia, Africa, Central and South America through its physical presence in Europe as well as by building ongoing relationships with resellers and dealers throughout the world. The Company may also choose to increase its global presence by working more closely with one or more of its international trading partners based in Japan.

To develop original equipment manufacturing (OEM) customers for the Company's proprietary products. The Company is actively exploring relationships which would result in OEM customers for its various product offerings. Augmenting the Company's existing distribution channels with high-quality OEM's could help gain market acceptance of the Company's products and expand its customer base for after-market consumables sales.

LASERMASTER PRODUCTS

LaserMaster's three wide-format color inkjet printers, the DisplayMaker Professional (initial shipments in June 1993), DisplayMaker Express (initial shipments in December 1995), and DesignWinder (introduced in September 1996), provide wide-format photo-realistic digital color output. These products are designed to be cost-effective solutions for short-run digital printing of photo-realistic wide-format color output. The printers work with most commercially available desktop digital color manipulation and composition software applications. Using third-party graphics and page-layout software applications that allow printed pages to be "tiled", the DisplayMaker products can be used to create virtually unlimited image sizes. The Company's Big Color products incorporate a number of proprietary software advances, including ColorMark and SmoothTone/(TM/) technologies. ColorMark is the Company's color management system that ensures accurate and consistent color from print to print. This technology allows the user to print multiple copies of the same file and achieve near perfect matching of colors, even after changing ink and media. SmoothTone is an image-enhancement technology that significantly boosts the apparent resolution of the printing engine to provide output with near continuous-tone quality.

The Company's ThermalRes/(R)/ technology, for which a United States patent has issued with additional U.S. and foreign patents pending, accomplishes an even higher degree of resolution enhancement for text and line art in monochrome and four-color pre-press printing applications. ThermalRes technology is used in the Company's chemical-free filmsetter product, PressMate-FS.

DisplayMaker Professional. The Company's first "Big Color" product is a 36-inch wide, photo-realistic, roll-fed, color inkjet printer capable of printing poster-size images up to 36 inches wide and, depending on the software application, up to 50 feet long. The DisplayMaker Professional includes a third-party-supplied inkjet marking engine and the Company's patented Big Ink/(TM)/ Delivery System. The ColorMark color management system incorporated into the ColorMark print server also ensures consistent color quality from print to print.

DisplayMaker Express. The Company's second proprietary printer is a 54-inch wide, photo-realistic, high-speed, roll-fed, color inkjet printer which utilizes phase-change inks together with printhead technologies for which the Company has reasonably exclusive rights for wide-format applications. The DisplayMaker Express prints over 100 square feet per hour, or an E-size print in approximately six minutes. DisplayMaker Express is capable of producing prints 54 inches wide and in excess of 150 feet in length. The DisplayMaker Express uses specially formulated ColorMark solid pigmented ink pucks, rather than dye-based aqueous inks used by other inkjet printers, which provides improved UV stability and water resistance. The DisplayMaker Express requires the use of ColorMark qualified or certified media, which ensures proper print functionality and quality.

DesignWinder. LaserMaster's third proprietary printer is a 36-inch wide, drum-based, wide-format, sheet-fed, color inkjet printer which utilizes a revolutionary eight printhead station design to produce high-quality signs, photos and digital art and sets a new five minute benchmark for producing E-size prints. DesignWinder is capable of producing apparent 1200 dpi resolution E-size prints utilizing its patent-pending ColorSpan Wide Gamut(TM) printing technique. The high-precision, drum-based design provides superior dot placement accuracy and repeatability, setting a new standard in Big Color print quality, unattainable in traditional inkjet plotter devices.

PressMate-FS. In March 1995, the Company began shipping production quantities of its PressMate desktop chemical-free filmsetter. PressMate, the Company's first proprietary printer engine, is a desktop device that uses a dry process to produce specially designed films necessary for making the printing plates used in offset printing. Traditionally, these films were produced by photographic (or wet process) type imagesetters or cameras, using chemicals to develop the image to be reproduced. PressMate permits printing of text and line art in black and white, and of cyan, magenta, yellow and black (CMYK) layers used for four-color separations, at resolutions considered by the Company to be equivalent to 2400 dots per inch using a heat-sensitive, chemical-free film. This fidelity was previously unavailable in a plain-paper or thermal printing device. PressMate shipments were suspended in August 1995 to improve registration tolerance across multiple layers of film required for the highest quality four-color separations desired by the Company's customers. In December 1995, the Company began shipping production quantities of PressMate-FS, which incorporated these technical improvements. The PressMate-FS is a desktop unit that is easily integrated into just about any office or computer network environment.

Halon. The Halon Color Laser Copier interface provides users of the ColorMark Pro 1600 color print server the option of printing their digital files to any one of a variety of color laser copiers.

ColorMark Pro 1600. The DesignWinder printer, DisplayMaker printers, PressMate filmsetter and Halon color laser copier interface are all served by the Company's ColorMark Pro 1600 print server, a raster image processor that is based on a 166 MHz, 32-bit microprocessor. The ColorMark Pro 1600 features advanced file spooling for multiple users, "RIP Saver(TM)" (which stores processed files to avoid redundant rasterization), job management and logging features that track ink and paper consumption for job-costing, work-flow planning and other purposes. This device has connectivity capacity to handle up to seven devices simultaneously including one DesignWinder, up to two DisplayMaker Professionals, one DisplayMaker Express, up to two PressMate-FS's and up to three Halon interfaces.

RIPStation. The RIPStation is an entry-level color server alternative. It is based on a 133 MHz, 32-bit microprocessor. It functions similarly to the ColorMark Pro 1600 without the added advanced or multiple connectivity features offered by the ColorMark Pro 1600.

Consumables. Color printing consumes significant quantities of inks and media. LaserMaster products include a range of consumables, such as specialized dye-based inks for indoor use and pigmented inks for outdoor use. In addition, the Company has recently signed a supply agreement with 3M Commercial Graphics Division to market its Matched Component System (MCS) inks, media and laminates that carry a written guarantee backed by 3M for one year outdoor use. The Company performs qualification testing on these consumables before releasing them for customer shipment. The specialized inks are created specifically for LaserMaster products to optimize image quality and printer performance. The Company currently offers a variety of media for its wide-format inkjet printers that include recent introductions such as WaterFast(TM) vinyl for outdoor use, canvas, paper and polyester-based substrates.

The Company sells the consumables (inks, media and film) required for optimum use of the printing products it sells. The Company offers various ColorMark consumables for its Big Color printers, including cyan, magenta, yellow and black(R) 500 ml Big Ink packs for use with the DisplayMaker Professional and DesignWinder, and uniquely configured 150 ml ColorMark solid ink pucks required for the DisplayMaker Express. In addition, the Company expects to sell ColorMark ColorSpan Wide Gamut(TM) inks for use with DesignWinder. The Company currently sells ColorMark Bond, ColorMark Vinyl and ColorMark WaterFast Removable Tyvek media for use with the DisplayMaker Express and expects to add additional media in the near future. The Company also offers a variety of print media such as Coated Gloss paper, PolyGloss(TM), FineArt(TM) Canvas, matte, clearfilm and TransWhite(R) translucent backlit film for use with the DisplayMaker Professional. As part of the ColorMark system, the 500 ml Big Ink packs, and 150 ml ColorMark ink pucks ship with ColorMark profilers that plug into the ColorMark Docking Station, ensuring accurate, consistent color output from print to print. The domestic price per dye-based Big Ink pack is $199 per color. The domestic price per ColorMark ink puck is $175. The domestic prices of the ColorMark paper and other media range from $65 to $439 per 100-to 150-foot, 36-inch wide rolls, and from $239 to $699 per 100- to 160-foot, 54-inch wide rolls. Big Color consumables revenue for fiscal 1996 was $17.7 million, with $5.6 million in the June 1996 quarter.

The Company's PressMate-FS Personal FilmSetter(TM) requires specially developed ThermalRes film rolls which are also supplied by the Company. This unique specialty film is manufactured to the Company's specifications. The domestic price is $295 for an 80-foot roll of ThermalRes film. ThermalRes consumables revenue for fiscal 1996 was $1.6 million, with $.6 million in the June 1996 quarter.

The Company's Unity(TM) line of plain-paper typesetters requires process units and toner for operation. The domestic price for toner is $69 per unit, and process units list for $699 per unit. Plain-paper typesetting consumables revenue for fiscal 1996 was $9.4 million, with $1.8 million in the June 1996 quarter.

The Company's products, which have suggested US list prices of approximately $6,995 to $74,000/(1)/, include:

- ---------------------------------------------------------------
PRODUCT                 DISTINGUISHING FEATURES
- ---------------------------------------------------------------
DisplayMaker            500 ml/color Big Ink Delivery System
 Professional           ColorMark Calibrator
                        36" wide roll-fed output
- ---------------------------------------------------------------
DisplayMaker            ColorMark calibrator
 Express                54" wide roll-fed output
                        150 ml ColorMark solid ink pucks
                        Print speed up to 6 inches per minute
- ---------------------------------------------------------------
DesignWinder            500 ml/color Big Ink Delivery System
                        ColorMark Calibrator
                        36" wide manual sheet-fed output
                        E-Size prints in as little as 5 minutes
                        Apparent resolution of 1200 dpi
- ---------------------------------------------------------------

- ----------------------------------------------------------------
PressMate-FS            Chemical-free film processing
Personal FilmSetter     12" x 26" ThermalRes film output
                        VideoNet connection to the RIPStation or
                        ColorMark Pro 1600
                        500 MB Internal Storage
- ----------------------------------------------------------------
Halon32 Color Laser     Direct digital support for the Canon,
Copier Interface        Kodak ColorEdge, Xerox MajestiK and
                        Xerox Regal color laser copiers.
- ----------------------------------------------------------------
ColorMark Pro 1600      166 MHz, 32-bit processor
Print Server            64 MB RAM
                        PostScript-language compatible Level 2
                        1 GB storage
- ----------------------------------------------------------------
RIPStation Print        133 MHz, 32-bit processor with floating
Server                  point unit
                        32 MB RAM
                        PostScript-language compatible Level 2
                        1 GB storage
- ----------------------------------------------------------------

     /(1)/Effective September 1, 1996.


PRODUCT DEVELOPMENT

The Company's continued success depends on making ongoing investments in product development to ensure the timely introduction of high-performance products in response to changes in technology, market demands and customer requirements. For certain important additional cautionary factors, risks and uncertainties, refer to Exhibit 99 of this form 10-K. Accordingly, the Company is committed to creating specialty printing products that yield performance superior to standard marking engines, designing new engines and enhancing existing products to achieve higher levels of performance. The Company is also committed to designing and enhancing products to increase the Company's after-market consumables business.

As of June 30, 1996, the Company employed approximately 67 people in product development activities. The Company's product development organization consists of multiple project teams. Staffing for these teams is flexible, allowing individual engineers to handle multiple and sometimes overlapping development objectives. The Company's software development group creates and enhances software technologies which improve the usefulness, cost-effectiveness and productivity of printers offered by the Company, and the quality of such printers' output. The Company's hardware group works to enhance existing hardware components and products and works with the software group to develop printer products for specialized applications and markets.

SALES AND MARKETING

The Company sells its products primarily through direct telemarketing, supplemented by dealers in North America and value-added distributors Internationally. On June 30, 1996 the Company employed a 73 person telemarketing sales force including sales professionals focused on developing relationships with major national printing accounts. The Company's sales efforts are supported by a direct mail marketing program designed to achieve frequent contact with its potential customers, including PostScript and reprographic service bureaus, photo labs, quick printers, sign shops, exhibit houses and corporate marketing departments. The Company complements its direct mail efforts by advertising in trade journals and by exhibiting regularly at industry trade shows.

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

Domestic and Canadian Sales. The Company's domestic and Canadian sales and marketing operations are based at its headquarters in Eden Prairie, Minnesota. For all of its products, the Company augments its direct sales activities by using dealers who offer local product demonstrations and support. Although dealers may serve as the local point of contact with the end-user, the Company's factory sales professionals remain the primary sales advocates and work with dealers to close sales in North America.

For its Big Color products, the Company has also established relationships with independent copy shops and local service printers that have purchased Big Color products. These Big Color Digital Printing Centers are provided cooperative marketing support to promote Big Color printing services and products in their area. The Company's direct telemarketing sales professionals refer potential customers to these local Big Color Digital Printing Centers or resellers to observe the use of the Company's Big Color products. From time to time, the Company pays a small fee to the showcasing center or reseller following a sale. The Company believes that this marketing approach permits the Company to price its Big Color products at competitive levels.

OEM Sales. The Company is currently exploring relationships which would result in OEM customers for its various product offerings. The Company desires to expand the market acceptance of its proprietary products and widen its distribution network for both hardware and after-market consumables. Relationships with high-quality OEM partners would be a vital link in attaining this goal, but no OEM agreements have been signed at this point.

International Sales. The Company currently sells its products in all of the Western European nations and in the principal Eastern European, Latin American, Pacific and Asian markets. The Company's European sales, support and warehouse facility is located near Amsterdam, The Netherlands. The Company conducts sales operations for the Middle East and Africa from its European headquarters, while it manages other international sales from its headquarters in the United States.

In International markets, the Company sells its products through a network of non-exclusive distributors and directly to dealers. For Big Color products, the Company also sells directly to end-users, including Big Color Digital Printing Service Centers and resellers, which provide some local support in those locations where the Company does not maintain sales offices and/or direct distributor support. For the year ended June 30, 1996, sales to customers outside of the United States accounted for approximately 44% of the Company's total revenues.

SERVICE AND SUPPORT

At June 30, 1996, the Company had 44 technical and customer support representatives responding to telephone inquiries from customers and dealers. The Company offers a limited warranty for all of the products it manufactures. Under its limited warranty, the Company will repair or replace any defective product on a factory-return or central depot basis for a period ranging from 90 days to one year following purchase. In addition to its factory warranty, the Company offers its customers on-site installation, warranty and maintenance services in some markets, through third-party support organizations.

MANUFACTURING

The Company performs final assembly, functional testing and quality assurance for essentially all of its products and related components, parts and subassemblies at its facilities in Eden Prairie, Minnesota.

For some of its products the Company currently purchases fully assembled printer marking engines directly from manufacturers and other components, parts and subassemblies from outside sources. For its PressMate-FS, DisplayMaker Express, DesignWinder and ColorMark Pro products, the Company purchases components and uses them to manufacture the printer engines and servers directly. The Company designs controller boards and software for use with these print engines and components. The Company utilizes a computerized material requirements planning and monitoring system to integrate its purchasing, materials handling and inventory control functions.

Certain components used in the Company's products, including printer marking engines, printheads and custom fabricated components, are currently available only from sole sources, and certain other components are available from only a limited number of sources. The Company has in the past experienced delays as a result of the failure of certain suppliers to meet requested delivery schedules. In addition, the Company's sole source supplier for the 36-inch, wide-format, color inkjet marking engine used in the Company's DisplayMaker Professional, also sells wide-format color printers that compete with the DisplayMaker Professional in certain markets. In August 1996, the Company experienced a severe shortfall in Piezo head components due to a yield problem with one of its key vendors. That shortfall will cause a material reduction in revenues for the DisplayMaker Express product line in the September 1996 quarter. The Company hopes to assist the vendor in overcoming this obstacle during the December 1996 quarter. The Company's potential inability to obtain sufficient sole or limited source components, or to develop alternative sources, could result in delays in product introductions, interruptions in product shipments or the need to redesign products to accommodate substitute components, any of which could have a material adverse effect on the Company's operating results. For certain important additional cautionary factors, risks and uncertainties, refer to
Exhibit 99 of this form 10-K.

In fiscal 1994, the Company made the strategic decision to migrate away from products based on standard marking engines manufactured by unrelated third parties and to focus on engine products designed and manufactured by the Company. In fiscal 1995, the Company began active production of its first proprietary print engine, PressMate, a chemical-free filmsetter. A production line was also established for DisplayMaker Express which was released in December 1995. The Company introduced another proprietary printer engine, DesignWinder, in September 1996. Production of the proprietary engines has required the Company to increase its inventory beyond historical levels, requiring the use of additional working capital. The Company has also experienced increases in production and overhead costs which have had a significant, negative impact on the overall gross margins of the Company.

A significant portion of the total manufacturing cost of the Company's filmsetter and Big Color products is represented by certain components, particularly dynamic random access memory chips ("DRAMs"), the prices of which have fluctuated significantly in recent years. Significant fluctuations in price or availability of DRAMs or other components could have a material adverse effect on the Company's operating results.

Because the Company normally fills orders within a few days of receipt, it usually carries less than one month's backlog. In addition, customers may generally cancel or reschedule orders without significant penalty. For these reasons, the Company believes that backlog is not a meaningful indicator of future sales. Manufacturing plans and expenditure levels are based primarily on sales forecasts. The absence of a material backlog could contribute to unexpected fluctuations in operating results.

COMPETITION

The computer printer industry is intensely competitive and rapidly changing. Some of the Company's existing competitors, as well as a number of potential competitors, have larger technical staffs, more established and larger marketing and sales organizations and significantly greater financial resources than the Company. For certain important additional cautionary factors, risks and uncertainties, refer to Exhibit 99 of this form 10-K.

The Company's Big Color inkjet printing products compete in the short-run, wide-format, photo-realistic color printing market with photographic methods and electrostatic or inkjet digital printers. Competing manufacturers and vendors in this market include Electronics for Imaging, Inc., Iris Graphics, Inc., CalComp, Inc., Hewlett-Packard Co., RasterGraphics, Inc., Versatec, Inc., Roland, Mutoh, Epson, Summagraphics, ENCAD, Inc and a variety of competitors who purchase ENCAD's printer engines on an OEM or systems integration basis. It is widely rumored that Tektronix, Inc. is about to launch a wide-format device as well. The Company introduced a new, ultra-fast, high-resolution Big Color product, DesignWinder, in September 1996. This product is based on a drum and uses eight printheads to achieve the highest quality available on a liquid inkjet printer. The Company uses the eight printhead design to offer customers the option of high speed output (E-size prints in 5 minutes) or highest resolution (effective 1200 dpi) through the use of ColorSpan Wide Gamut inks. The Company anticipates that the successful release of this product will allow it to expand into markets that require large-format printing at a higher quality than has been available with traditional, inkjet, reciprocating head, plotter technology. Competition in this market is generally based on equipment cost, printing quality, production and printing speed, operating costs and the costs of maintenance and upkeep. The traditional photographic approach, employed to produce photo-realistic output one page at a time, is expensive, time-consuming and labor-intensive, especially when an image includes text. This approach also requires skilled personnel and special production facilities and creates chemical wastes.

The electrostatic printers that compete with the Company's Big Color products are expensive, costing from $50,000 to over $200,000, and can involve significant maintenance and operating costs. They can also require controlled environments and sophisticated front-end processing systems. Although electrostatic printers provide significantly faster printing speeds and lower per-square-foot consumables costs than those of the Company's products, the Company believes it competes favorably with such devices on the basis of lower initial purchase price, easier operation, higher quality output and lower ongoing maintenance and environmental requirements. High-speed, solid inkjet printers capable of producing photo-realistic output are sold at prices comparable to those of electrostatic systems. An additional limitation on inkjet technology for use in production environments has been the relatively high cost of consumables, especially ink. The Company believes it competes favorably with solid inkjet systems on the basis of lower initial purchase price, easier operation, greater reliability, reduced consumables cost and lower ongoing maintenance and environmental requirements.

While other vendors have introduced wide-format printers based on engineering plotter engines, at prices comparable to or below those of the Company's DisplayMaker products, the Company believes that its software and hardware technologies, including SmoothTone image enhancement and ColorMark color management offer it a competitive advantage in terms of higher printing quality, easier operation and lower ongoing operating costs. In particular, with issued United States patents on its Big Ink Delivery System and other patents pending in the US and elsewhere, the Company believes it has a competitive advantage in high-capacity, wide-format, closed-loop color graphics printing using a unitary system.

The Company's chemical-free filmsetter, PressMate, competes with phototypesetting equipment produced by a variety of manufacturers such as Varityper, Inc., Linotype-Hell, Inc. and AGFA. Many of the competitive imagesetting systems require a darkroom, other dedicated facilities for storing chemicals required for processing the film, hazardous materials, special insurance and handling capabilities, and strict adherence to OSHA requirements. The Company's PressMate is chemical-free and does not require a special environment for operation. This reduces the cost of operation for users as well as time required to produce documents by allowing the user to control the film production process without the use of chemicals. PressMate competes on the basis of price, operating cost, speed, creative control, convenience and environmental concerns.

PROPRIETARY RIGHTS

The Company's ability to compete effectively depends, in part, on its ability to maintain the proprietary nature of its technologies through patents, trademarks, copyrights and trade secrets. Important features of the Company's products are represented by proprietary software, some of which is licensed from others and some of which is owned by the Company. The Company attempts to protect its proprietary software with a combination of copyrights, trademarks and trade secrets, employee and third-party nondisclosure agreements and other methods of protection. Despite these precautions, it may be possible for unauthorized third parties to copy certain portions of the Company's products or to reverse-engineer or obtain and use information that the Company regards as proprietary. In addition, there can be no assurance that others will not independently develop software products similar or superior to those developed or planned by the Company. For certain important additional cautionary factors, risks and uncertainties, refer to Exhibit 99 of this form 10-K.

The Company has been granted three United States patents for inventions related to its TurboRes(R) approach to enhancing the vertical resolution of conventional laser printer engines, three United States patents relating to the Company's Big Ink Delivery System and one patent relating to its ThermalRes approach to enhancing vertical resolution of printheads which use thermal marking. Additional patent applications are pending relating to the Company's TurboRes, FastPort/TM/, VideoNet/TM/, Big Ink Delivery, and other imaging and image enhancement and wide-format print engine technologies and techniques. There can be no assurance that patents will issue from any of these pending applications. In addition, with regard to current patents or patents that may issue, there can be no assurance that the claims allowed will be sufficiently broad to protect the Company's technology or that issued patents will not be challenged or invalidated. Applications to patent the basic TurboRes, ThermalRes and Big Ink Delivery System approaches and related technologies have been filed in selected foreign countries. Patent applications filed in foreign countries are subject to laws, rules and procedures which differ from those of the United States and thus there can be no assurance that any foreign patents will issue as a result of these applications. Furthermore, even if these patent applications result in the issuance of foreign patents, some foreign countries provide significantly less patent protection than the United States.

LICENSES

The Company licenses Microsoft Corporation's TrueImage/TM/ and Pipeline Associates, Inc.'s PowerPage(R) printer-language software for enhancement and use in its products to provide support for and compatibility with the PostScript page description language. TrueImage is currently used in some typesetting printing products, with PowerPage employed in the majority of typesetter and all Big Color products. These license agreements provide for a per unit royalty on printers shipped by the Company, subject to minimum quarterly requirements.

The Company has licensed operating software from Novell, Inc. and Microsoft Corporation for use in its Unity typesetters and Big Color products. These license agreements provide for a per unit royalty on printers shipped by the Company.

Certain typefaces bundled with the Company's products and offered by the Company to other customers are licensed from URW Unternehmensberatung ("URW") and others and are edited by the Company for improved quality and utility. The URW license agreement does not require additional payments, except with respect to the use of the trademarked names of certain fonts. Licenses for the use of typeface designs or trademark typeface names upon payment of royalties have also been entered into with International Typeface Corporation, Inc., Treacyfaces, Inc., Linotype-Hell, Inc. and Fundicion Tipografic Neufville, S.A.

EMPLOYEES

At June 30, 1996 the Company had a total of 417 employees. None of the Company's employees are represented by a labor organization and the Company has never experienced a work stoppage or interruption due to a labor dispute. Management believes its relationship with employees is good.

ENVIRONMENTAL MATTERS

The Company believes that it is in compliance with all material aspects of applicable federal, state and local laws regarding the discharge of materials into the environment. The Company does not believe that it will be required to spend any material amount in compliance.

ITEM 2.  PROPERTIES.

As of August 31, 1996 the Company leases an aggregate of 296,606 square feet of office and warehouse space in Eden Prairie, Minnesota of which 168,034 square feet is from a related party (see Item 13), pursuant to leases expiring at various times through December 2010. Of the total amount leased, approximately 46,022 square feet has been subleased until October 1, 1996. The leases require payments of property taxes, insurance and maintenance costs in addition to basic rent and contain renewal options for periods ranging from one to three years.

The Company also leases approximately 14,850 square feet of office and warehouse for its European headquarters in Hoofddorp, outside of Amsterdam, The Netherlands.

ITEM 3.  LEGAL PROCEEDINGS.

In October 1995, a shareholder of the Company (Becker) filed an action against the Company and four of its officers and directors alleging violations of the Securities and Exchange Act of 1934. In December 1995, two other similar suits were filed by other shareholders and subsequently consolidated with the Becker suit. The Becker claims have been pled as a class action including all purchasers of the Company's stock during the period of December 3, 1993 through December 8, 1994. In February 1996, one of the directors named in the suit was dismissed from the case without prejudice. The suit alleges that the Company and the named individual defendants knew of material, negative, non-public information, withheld such information from the public so as to cause a fraud on the market, and that the individual defendants personally benefitted by selling shares of common stock with knowledge of such material adverse information. The individual defendants may have the right to indemnification from the Company for their defense and liability. The individual defendants, but not the Company, may have coverage for certain claims under the Directors' and Officers' insurance policies in effect at the relevant time. The Company believes the action is totally without merit and is vigorously defending the matter. The Company currently intends to press the case to trial so that the facts will be heard. In order to contain costs, preserve its ability to meet the demands of litigation throughout the lengthy trial process and bolster its legal defense team (which includes the resources of outside counsel), the Company has hired an in-house litigator and support staff with experience in these types of suits. The case is in the early stages of discovery and the plaintiffs' total damage claim has not been articulated. If the matter is not resolved by settlement or a final judgement within the limits and coverage of the applicable Directors' and Officers' insurance, this litigation could have a material adverse effect on the Company. See Exhibit 99 of this form 10-K for additional discussion of risk factors.

In October 1995, LaserMaster Corporation (LMC) filed suit against Sentinel Imaging, a division of Sentinel Business System, Inc. The complaint alleges, among other things, patent infringement, trademark infringement, Lanham Act violations, misappropriation of trade secrets, and interference with contractual relationships. This action is related to LaserMaster's Big Color product line generally and, in particular, LaserMaster's Big Ink delivery system and ColorMark color management system. Sentinel Imaging has counterclaimed for false advertising, patent misuse, and unfair competition by LaserMaster. If LMC does not prevail on its claims and Sentinel does prevail on the claims it has alleged, the outcome of these proceedings could have a material adverse effect on the Company.

The Company is involved in legal proceedings related to customers credit and product warranty issues in the normal course of business. In certain proceedings, the claimants have alleged claims for exemplary or punitive damages which may not bear a direct relationship to the alleged actual incurred damages, and therefore could have a material adverse effect on the Company. At this time none of the proceedings is expected to have a material effect on the Company's operations or financial condition.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Annual Meeting of the shareholders of LaserMaster Technologies, Inc. was held on May 23, 1996 pursuant to notice to all shareholders of record at the close of business on April 5, 1996. As of the notice of the meeting there were 11,395,634 common shares outstanding. The following matters were submitted to a Vote of the shareholders of record at the annual meeting:

1. The election of Melvin L. Masters and Ralph D. Rolen as directors of the Company for continuing terms expiring in 1998. The directors were elected by the vote of 8,788,101 proxies in favor of the resolution to elect both directors. There were no abstentions or broker non-votes of record.

The terms of directors Lawrence J. Lukis, Jean-Louis Gassee, and Robert J. Wenzel did not expire in 1996 and continued after the annual meeting.

2. The approval of the adoption of the 1996 Stock Incentive Plan. The resolution passed by the vote of 4,520,770 votes in favor of the resolution to
approve the plan.   There were no abstentions or broker non-votes of record.

3. The approval of the issuance to TimeMasters, Inc. of warrants to purchase 277,952 shares of the Company's common stock and a right to convert $1 million of a promissory note into the Company's common stock. The resolution in favor
of approval passed by votes of 6,017,657 proxies.   There were no abstentions
or broker non-votes of records.

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

MARKET INFORMATION

Since July 17, 1990, the Company's Common Stock has traded on the Nasdaq National Market System (Nasdaq symbol: LMTS). The following table sets forth the high and low sale prices reported in the Nasdaq National Market System:

                                             Common Stock
                                            --------------
                                             High      Low
                                             ----      ---
Fiscal Year 1995
  First Quarter............................  $18.125   $7.50
  Second Quarter...........................   17.125    5.875
  Third Quarter............................    7.25     5.00
  Fourth Quarter...........................    8.00     4.625

Fiscal Year 1996
  First Quarter............................    7.0      5.125
  Second Quarter...........................    7.5      5.125
  Third Quarter............................    7.125    4.75
  Fourth Quarter...........................    6.875    3.625

Fiscal Year 1997
  First Quarter (through August 31, 1996)..    4.813    3.25

- ------------------

On August 31, 1996, the last reported sale price of the Common Stock was $4.375 per share. As of such date, there were approximately 259 record holders and 3,640 beneficial holders of the Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA.

The following selected consolidated financial information has been derived from the consolidated financial statements of the Company, which have been audited by Deloitte & Touche, LLP, independent certified public accountants, for the years ended June 30, 1996, 1995, 1994, 1993, and 1992. The following information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of the Company and notes related thereto.


                                                            Fiscal Years Ended June 30,
                                            --------------------------------------------------------
(In thousands, except per share amounts)      1996         1995        1994       1993        1992
                                            --------     --------    --------   --------    --------
Statement of Operations Data:
  Net sales..............................   $ 93,592       $119,438   $105,849   $ 68,227    $ 59,857
  Cost of goods sold.....................     64,379/(a)/    72,857     59,852     37,387      31,045
                                            --------       --------   --------   --------    --------

        Gross profit.....................     29,213         46,581     45,997     30,840      28,812
Operating expenses:
 Sales and marketing.....................     21,109         27,091     21,810     19,360      17,450
 Research and development................      6,149          6,210      3,335      1,890       2,034
 General and administrative..............     11,310         11,552      9,634      8,813       7,795
 Restructuring and other special charges.      4,431/(a)/
                                            --------       --------   --------   --------    --------

     Operating profit (loss).............    (13,786)         1,728     11,218        777       1,533
 Other expenses (primarily interest).....     (1,823)        (1,433)    (1,160)    (1,776)     (1,935)
                                            --------       --------   --------   --------    --------

Earnings (loss) before income taxes
  and cumulative effect of a change in
  accounting principle...................    (15,609)           295     10,058       (999)       (402)
Income tax benefit (provision)...........      5,147            (89)    (3,394)       289         245
                                            --------       --------   --------   --------    --------
Earnings (loss) before cumulative
  effect of a change in accounting
  principle..............................    (10,462)           206      6,664       (710)       (157)
Cumulative effect on prior years
  of a change in accounting principle....                                                         301
                                            --------       --------   --------   --------    --------

  Net earnings (loss)....................   $(10,462)      $    206   $  6,664   $   (710)   $    144
                                            ========       ========   ========   ========    ========

Per common share:
 Earnings (loss) before cumulative
  effect of change in accounting
  principle..............................   $  (0.93)      $   0.02   $   0.57   $  (0.07)   $  (0.02)
 Cumulative effect on prior years
  of a change in accounting principle....                                                        0.04
                                            --------       --------   --------   --------    --------
 Net earnings (loss).....................   $  (0.93)      $   0.02   $   0.57   $  (0.07)   $   0.02
                                            ========       ========   ========   ========    ========

 Weighted average common and dilutive
  common equivalent shares outstanding....    11,305         12,206     12,189      9,565       9,342

/(a)/In May 1996, the Company incurred charges of $9.9 million, consisting of restructuring and other special charges of $4.4 million and a special charge to cost of sales of $5.5 million related to the Company's revised business plan and technical problems in one of its products.

                                                             June 30,
                                            -------------------------------------------
                                             1996     1995     1994     1993     1992
                                            -------  -------  -------  -------  -------
                                                           (In thousands)
Balance Sheet Data:
 Working capital..........................  $ 2,580  $13,708  $13,973  $ 5,869  $ 6,135
 Total assets.............................   46,545   59,161   47,401   29,008   31,476
 Current liabilities......................   30,087   30,933   21,042   12,898   14,578
 Long-term debt, less current maturities..      820    1,599    1,590    5,743    6,069
 Stockholders' equity.....................   15,638   25,293   23,139    9,817   10,413

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS FROM OPERATIONS

(Tabular information: dollars in thousands, except per share and percentage amounts)

CAUTIONARY STATEMENT

The statements in this Management's Discussion and Analysis that are forward looking involve numerous risks and uncertainties and are based on current expectations. Actual results may differ materially. Refer to exhibit 99 of this form 10-K for certain important cautionary factors, risks and uncertainties related to "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act").

OVERVIEW

In fiscal 1994, the Company made the long-term decision to migrate away from products based on standard marking engines manufactured by unrelated third parties to relying on products designed and manufactured by the Company. The decision to progressively integrate the process of developing proprietary engines in-house, was made in an effort to better distinguish its products. Because these proprietary engines require the use of specially designed or configured media or inks and achieve optimum performance when using complete, LaserMaster-branded systems, the effect of this strategy has been to generate a continuous after-market stream of revenue from the sale of LaserMaster-branded consumables. This consumables strategy is expected to build an increasing base of revenues for the Company as well as enhance gross profit margins above those expected from hardware and software sales alone.

The implementation of this engine design and manufacture process has taken longer and has been more costly than the Company had originally anticipated. The Company has experienced higher than expected production costs during this period which were associated with the startup of its first two proprietary printer engine manufacturing lines, PressMate and DisplayMaker Express. The start up costs of both new products required substantial resources and the corresponding use of working capital.

During the fourth quarter of fiscal 1996, the Company incurred pre-tax charges of $9.9 million consisting of a special charge to cost of sales of $5.5 million and restructuring and other special charges of $4.4 million as a result of its revised business plan which is intended to accelerate the Company's migration away from total reliance on integration of third-party-supplied engines.

RESULTS OF OPERATIONS

The following table sets forth certain items from the Company's Consolidated Statements of Operations expressed as a percentage of net sales:

                                                                   Fiscal Years Ended June 30,
                                                                   ---------------------------
                                                                     1996       1995    1994
                                                                     ----       ----    ----

Net sales.........................................................  100.0%     100.0%  100.0%
Cost of goods sold................................................   68.8(a)    61.0    56.6
                                                                    -----      -----   -----
Gross margin......................................................   31.2       39.0    43.4
Expenses:
   Sales and marketing............................................   22.5       22.7    20.6
   Research and development.......................................    6.6        5.2     3.1
   General and administrative.....................................   12.1        9.7     9.1
   Restructuring and other special charges........................    4.7/(a)/   0.0     0.0
                                                                    -----       -----  -----

Total operating expenses..........................................   45.9       37.6    32.8
                                                                    -----      -----   -----
Operating profit (loss)...........................................  (14.7)       1.4    10.6
Other income (expense):
   Interest expense...............................................   (1.9)      (1.1)   (1.2)
   Other..........................................................   (0.1)      (0.1)    0.1
                                                                    -----      -----   -----

Earnings (loss) before income taxes...............................  (16.7)       0.2     9.5

Income tax benefit (provision)....................................    5.5        0.0    (3.2)
                                                                    -----      -----   -----

Net earnings (loss)...............................................  (11.2)%      0.2%    6.3%
                                                                    =====      =====   =====

/(a)/In May 1996, the Company incurred charges of $9.9 million, consisting of restructuring and other special charges of $4.4 million and a special charge to cost of sales of $5.5 million related to the Company's revised business plan and technical problems in one of its products. The impact on cost of sales and operating expenses was 5.9% and 4.7%, respectively.

NET SALES

Net sales were $93.6 million, $119.4 million and $105.8 million in fiscal 1996, 1995 and 1994, respectively. The decrease in net sales of 21.6% in fiscal 1996 was attributable to decreases in plain-paper typesetting products and price competition in the Big Color printer market. These decreases were somewhat offset by DisplayMaker Express (DME), which was introduced in fiscal 1996, and increased consumables revenues. Sales growth of 12.8% from fiscal 1994 to 1995 was primarily attributable to increases in the sales of Big Color products and the introduction of PressMate, offset by a decrease in sales of plain-paper typesetting and WinPrint(R)/OEM products. Sales during the three-year period were impacted by the decline in the plain-paper typesetting and WinPrint/OEM/Imaging product lines as the Company has de-emphasized these products in favor of more specialized, professional printing products and proprietary printer products with complimentary consumables. With the reduction in research, development, sales and marketing expenditures related to the plain-paper typesetting products, the Company expects the transition out of these product lines to be complete sometime during fiscal 1997. The Company believes that plain-paper typesetting revenues will be replaced with revenues from PressMate-FS, DME, DesignWinder and future product releases expected in fiscal 1997.

In December of 1995, the Company introduced a revised model PressMate product named PressMate-FS which management believes addresses performance related concerns experienced with the older model

PressMate. Over the last two fiscal quarters of 1996, the Company embarked on an aggressive repositioning, repricing and exchange campaign to update or replace older model PressMates in the field with the new PressMate-FS. PressMate-related hardware sales increased to $1.7 million in the fourth fiscal quarter of 1996 from $570,000 in the third fiscal quarter. This rebound in PressMate sales can be attributed to the introduction of 133 line-per-inch traditional halftone capabilities accompanied by a rejuvenated marketing effort intended to communicate the new level of reliability and performance achieved with the new PressMate-FS. The Company believes that revenues from sales of PressMate-FS will increase in fiscal 1997.

The Company released DisplayMaker Express, its second proprietary printer engine, late in the second fiscal quarter of 1996, generating Big Color hardware sales of $9.3 million and after-market ink and media sales of $1.7 million for the fiscal year ended 1996. The anticipated growth in sales of DME has been slowed by component quality issues as the Company's sole supplier of a key component has been unable to provide sufficient production levels and maintain acceptable quality standards. These quality issues with the supplier have precluded expected productivity gains in the overall DME line. The Company is actively working with its vendor to resolve the problems it is currently experiencing and expects these issues to come under control in the near future. However, if the vendor is unable to maintain sufficient quantities and product quality to meet the Company's production needs, revenues from DME could be significantly below management's expectations for fiscal 1997.

In fiscal 1996, the Company sold $37.2 million (40% of net sales) of higher margin consumables consisting primarily of ink, media and film, along with maintenance contracts and spare parts compared to $ 27.1 million (23% of net sales) in the prior year. With the installed base of printers increasing and the releases of PressMate, DisplayMaker Express and DesignWinder, the Company believes that after-market consumables revenues in existing and new markets will continue to increase in fiscal 1997. During the fourth quarter of 1996, the Company announced several additions to its consumables product line which allow the installed base of Big Color customers to capture the business opportunities presented by both indoor and outdoor applications. Changes included increased ink capacity from 400 ml to 500 ml, price reductions on its dye-based indoor inks, and introduction of new pigmented outdoor inks and related media. In addition, the Company announced a supply agreement with 3M Commercial Graphics Division providing for a complete Matched Component System of inks, media and laminate that carry a one-year exterior or five-year interior written warranty. At this time the Company and 3M are uncertain about the timing of any shipments for the 3M materials pending new negotiations related to additional specifications now being requested by the Company.

The following table sets forth net sales by product line expressed in thousands and as a percent of net sales:

                                          Fiscal Years Ended June 30,
                           ---------------------------------------------------
NET SALES                        1996               1995             1994
                                 ----               ----             ----

Consumables..............  $37,174   39.7%  $ 27,148   22.7%  $ 14,788   14.0%
Big Color................  $35,190   37.6%  $ 37,525   31.4%  $ 28,686   27.1%
Plain-paper Typesetting..  $13,834   14.8%  $ 41,123   34.4%  $ 51,269   48.4%
PressMate................  $ 6,028    6.4%  $  7,375    6.2%  $      0    0.0%
WinPrint/OEM/Imaging.....  $ 1,366    1.5%  $  6,268    5.3%  $ 11,106   10.5%
                           -------  -----   --------  -----   --------  -----

Total net sales..........  $93,592  100.0%  $119,439  100.0%  $105,849  100.0%
                           =======  =====   ========  =====   ========  =====

International Sales

Japan, Asia/Pacific sales increased both as a percentage of total net sales and in dollars from fiscal 1994 to fiscal 1996 as a result of increased penetration of the Asian markets. The release of DisplayMaker Express in fiscal 1996 and DisplayMaker Professional in fiscal 1994 generated significant sales in Japan. Decreased sales in the European market in fiscal 1996 are attributable to increased competition in the plain-paper typesetting and Big Color product lines as well as the Company's realignment of its European distribution channels. These decreases in Europe were somewhat offset by sales of DME and consumables increases. The following table sets forth international sales expressed as a percent of total net sales and in thousands:

                                  Fiscal Years Ended June 30,
                       ----------------------------------------------
INTERNATIONAL SALES          1996           1995             1994
                             ----           ----             ----

Europe...............  $19,656  21.0%  $23,022  19.3%   $17,666  16.7%
Japan, Asia/Pacific..   13,235  14.1    12,235  10.2     10,887  10.3
Latin America........    5,146   5.5     5,118   4.3      3,878   3.7
Canada...............    2,892   3.1     2,496   2.1      3,088   2.9
                       -------  ----   -------  ----    -------  ----

Total net sales......  $40,929  43.7   $42,871  35.9%   $35,519  33.6
                       =======  ====   =======  ====    =======  ====

GROSS MARGIN

Gross margins, expressed as a percent of net sales, were 31.2% (37.1% excluding special charges), 39.0% and 43.4% for fiscal 1996, 1995 and 1994, respectively. Gross margin decreased in 1996 from 1995 primarily as a result of increased production costs associated with the manufacture of proprietary engines. The Company's gross margins during all three fiscal years were negatively affected by aggressive pricing of its plain-paper typesetting products and, in fiscal 1996, aggressive pricing of some of its Big Color products developed as a systems integrator, in an attempt to maintain market share against heavy discounting generated by broad distribution from its third-party OEM supplier of the platform used in the DisplayMaker Professional printer. In addition, gross margins during all three fiscal years were negatively impacted by increased production and overhead costs associated with the start-up of proprietary printer engine manufacturing. In fiscal 1996, 1995 and 1994 the Company's gross margins were favorably impacted by increasing sales of after-market consumables which typically have higher gross margins than hardware/software sales alone.

Included in fiscal 1996 cost of sales is a special charge of $5.5 million consisting of $4.2 million in inventory revaluation associated with the transition from certain product lines developed as a systems integrator and $1.3 million to cover replacement costs, product returns, and inventory revaluation related to the Company's older model PressMate product. These charges are based on the Company's estimates of net realizable value of the related inventory and for expected returns of older model PressMates as of the time the charges were incurred.

Through the release of the Company's first two proprietary printer products many issues were encountered which required new and innovative customer service, technical support, and manufacturing process enhancements. The Company responded to the needs of its installed base of DME customers with a "Do Whatever It Takes Campaign." In addressing these issues the Company has added experienced customer service staff, technical support staff, manufacturing managers and engineers. Production quality and inspection standards have been developed and implemented. In addition, key personnel of the Company have taken an active role in assisting major suppliers with implementation of control standards and processes to ensure component quality as it relates to the Company's needs and requirements.

SALES AND MARKETING

Sales and marketing expenses were $21.1 million, $27.1 million and $21.8 million in fiscal 1996, 1995 and 1994, respectively. The decrease in expense of $6.0 million in 1996 from 1995 included decreased expenses related to sales of $3.6 million and marketing of $2.5 million, offset by increases in technical support of $100,000. The decrease in sales and marketing expense in fiscal 1996 is primarily related to reductions directly related to lower sales volumes. The increase in expense of $5.3 million in 1995 from 1994 included $3.0 million in sales expenses, $1.9 million in marketing expense and $400,000 in technical support services.

RESEARCH AND DEVELOPMENT

The Company capitalized software development costs of $2.7 million, $3.5 million and $3.3 million in fiscal 1996, 1995 and 1994, respectively, as required by FASB No. 86 (see Note 1 of Notes to Consolidated Financial Statements). The decrease in capitalized software development in 1996 from 1995 reflects the Company's focus on developing its first two proprietary printer engines and less on the systems integrator type of products. Research and development expenditures, including amounts expensed and capitalized, were $8.8 million, $9.7 million and $6.7 million in fiscal 1996, 1995 and 1994, respectively. As a percent of overall sales, these expenditures represented 9.1%, 8.1% and 6.3% in fiscal 1996, 1995, and 1994, respectively. The decrease in gross R&D expenditures from fiscal 1995 to 1996 is attributable to increased efficiency in the Company's development activities and reductions in man power allocated to this area. In developing the first two proprietary engines, many process and systems enhancements were implemented to assist in the research, design and subsequent release of products to production. Cutting edge design software, online vendor approval and engineering change order systems have greatly enhanced the design process as well as the interdepartmental communication between the design arm of the organization and the operations (continuation engineering, purchasing and production) arm. Increased benefits and cost savings are anticipated in future periods as these and other systems continue to develop. The Company is striving to get the most benefit for its investment in R&D. The future depends on continually developing new and better products for the markets it serves. As a result, the Company intends to reinvest any cost savings into developing new technology and does not anticipate a material change in the rate it invests in this area. The increase in R&D expenditures from 1994 to 1995 is attributable to increased staffing levels and costs associated with the development of the Company's first two proprietary printer engines. Software development costs capitalized during these periods relate primarily to DisplayMaker Professional, DisplayMaker Express, PressMate, Unity, and DesignWinder.

GENERAL AND ADMINISTRATIVE

General and administrative expenses were $11.3 million, $11.6 million and $9.6 million in fiscal 1996, 1995 and 1994, respectively. Fiscal 1996 decreases are the result of reductions in the infrastructure necessary to handle lower sales volumes, offset in part by costs associated with the defense of the shareholder lawsuit (see" Legal Proceedings" for further details) and higher than normal bad debt expense as a percent of net sales which was in part, negatively impacted by product reliability issues related to new engines. Increases during 1995 were primarily attributable to increased staff and facilities required to support higher sales levels.

RESTRUCTURING AND OTHER SPECIAL CHARGES

In May 1996, the Company incurred $4.4 million in restructuring and other special charges as a result of its revised business plan which is intended to accelerate the Company's migration from a systems integrator to a manufacturer of proprietary printing engines. Included in the $4.4 million charge is $3.3 million for the revaluation of intellectual property tied to certain technologies and contract rights and $282,000 for severance related to workforce reductions. The charge also includes $443,000 for expected losses on the disposal of property and equipment and $403,000 in commitments under non-cancelable leases as a result of consolidating foreign sales offices and certain domestic operations.

INTEREST EXPENSE

Interest expense was $1.8 million, $1.3 million and $1.3 million in fiscal 1996, 1995 and 1994, respectively. The increase in interest expense in 1996 is attributable to an overall increase in average debt levels and costs associated with obtaining new financing.

INCOME TAXES

The effective income tax rate was 33.0%, 30.1% and 33.7% in fiscal 1996, 1995 and 1994, respectively. The Company expects its effective tax rate to decrease as it returns to profitability due to the benefits it can receive from the use of its Foreign Sales Corporation. See Note 11 of Notes to Consolidated Financial Statements for further disclosures relating to income taxes.

LIQUIDITY AND CAPITAL RESOURCES

During the three years ended June 30, 1996, liquidity needs have been satisfied primarily by cash flow from operations and short and long-term borrowings. Working capital was $2.6 million at June 30, 1996 compared to $13.7 million at June 30, 1995. The decrease in working capital is primarily due to a net loss from operations of $10.5 million in fiscal 1996.

Operating activities provided cash of $6.2 million, $4.4 million and $3.4 million in fiscal 1996, 1995 and 1994, respectively. The increase in cash provided from operations in 1996 compared to 1995 is due principally to lower levels of inventory resulting from increased efficiencies in forecasting and planning. In addition, amounts owed to suppliers have increased in proportion to inventory levels compared to prior years.

Cash used in investing activities was $6.3 million, $8.0 million and $7.3 million in fiscal 1996, 1995 and 1994, respectively, which includes expenditures on property and equipment, capitalized software development, patents and other intellectual property. The decrease in cash used in investing activities in 1996 compared to 1995 consists of decreased expenditures on property and equipment and capitalized software offset somewhat by increases in intellectual property. The increase in cash used in investing activities in 1995 compared to 1994 is due primarily to increased expenditures on intellectual property. The Company does not expect significant increases in expenditures for property and equipment in fiscal 1997, despite its initial manufacturing ramp up, as its production processes and equipment are not particularly capital intensive in this phase.

Financing activities consumed $365,000 of cash during fiscal 1996. LMC borrowed $1,765,000 in the first quarter of fiscal 1996 from TimeMasters, Inc. ("TMI"), a corporation controlled by the Company's Chief Executive Officer, to cover short-term cash shortfall. In January 1996, LMC replaced the operating line of credit that it maintained through a commercial bank with a new, three-year credit agreement with a commercial financing company. The new agreement allows LMC to borrow up to $10 million based on availability equal to 60% of net eligible accounts receivable and 25% of net eligible inventory. As part of this agreement, the commercial finance company required that the loan to TMI be subordinated and that a forbearance agreement restrict repayment of the TMI debt. In consideration for agreeing to such subordination and forbearance, TMI was issued a warrant to purchase 277,953 shares of the Company's common stock at an exercise price of $6.35 per share and received a right to convert up to $1 million of indebtedness into common stock at the lower of $5.875 per share or the market price on the date of such conversion. The warrant and note to TMI, which the Company believes were on terms at least as favorable to the Company as could have been obtained from an unaffiliated party, were approved by shareholders at the Company's annual meeting in May 1996.

Credit availability under the line of credit with the commercial finance company was exhausted during the first quarter of fiscal 1997. The Company's relationship with trade creditors, including a number of suppliers of components that were not available from alternative sources, became strained as the Company deferred payment of trade payables. The Company worked with several of its trade creditors to restructure their indebtedness and sought equity financing to meet its cash needs. In September 1996, the Company entered into a series of agreements with one of its largest trade creditors and their supplier, converting approximately $1.7 million of trade payables and a promissory note of $859,516 into $2.5 million in convertible subordinated debentures. The debentures allow the trade creditor to convert as much of the debt as would purchase 30,000 shares of the Company's common stock in any one week period, provided that the market price for the Company's common stock exceeds $6.00 per share. A related agreement requires the supplier to provide approximately $1.5 million in inventory to the Company in resolution of quality issues with the product previously supplied by the trading partner.

Additionally, to meet the cash shortfall in September 1996, the Company privately placed 2,285,715 shares of its common stock for a purchase price of $4.375 per share, together with warrants to purchase an additional 2,285,715 shares with an exercise price of $7.00 per share, for an aggregate consideration of $10 million. Of such shares, 1,371,429 shares were sold to Sihl-Zurich Paper Mill on Sihl AG, a Swiss corporation ("Sihl"), for $6 million, $2.2 million of which is represented by a promissory note that is due when a promissory note from a group of entities affiliated with TMI is paid. Sihl conditioned its investment on an investment of $4 million by the Company's Chief Executive Officer or an entity with which he is affiliated. In satisfaction of such condition, TMI and affiliates (the "TimeMasters Group") purchased 914,286 shares for $4 million and received warrants to purchase an additional 914,286 shares at $7.00 per share, all of which is represented by promissory notes that are due October 15, 1996 or upon sale of real estate that such group is selling to finance the investment. Both Sihl and the TimeMasters Group pledged the shares and warrants they purchased to secure their promissory notes and the TimeMasters Group also secured its notes by a mortgage on the real estate. The warrants issued to TMI and Sihl have a term of eight years and may be exercised at any time. The agreement pursuant to which such shares and warrants were purchased provides for both incidental and demand registration rights for a period of ten years from the closing date of the transaction. Additionally, it provides to Sihl, but not to the TimeMasters Group, a right to first refusal to purchase a pro rata portion (based on the ratio of number of shares Sihl owns or has the right to purchase to all shares of the Company that are outstanding or subject to options, warrants or convertible securities), of any securities (subject to certain exceptions) that the Company proposes to issue until Sihl's percentage ownership declines below 10%. The agreement prohibits repayments of LMC's previous indebtedness to TMI until TMI's promissory notes are paid in full or simultaneously therewith. The Company anticipates applying a portion of the proceeds from these transactions to repayment of LMC's indebtedness to TMI.

The Company simultaneously entered into a strategic alliance with Sihl, a leading manufacturer of specialty papers and coatings. The Company and Sihl will collaborate on research and development and marketing in order to develop new media and specialty coatings which are intended to address the rapid growth of the graphics and photo realistic segments of the inkjet printing industry.

In September 1996, the Company also privately placed 410,256 shares of its common stock for a purchase price of $4.875 per share, together with warrants to purchase an additional 471,286 shares with an exercise price of $6.79 per share, for an aggregate consideration of $2 million. The shares and warrants were issued to General Electric Capital Corporation ("GE"), the Company's senior lender. Of the total purchase price, $1 million is represented by a full recourse promissory note that is due the earlier of March 31, 1997 or when a promissory note from a group of entities affiliated with TMI is paid. The note also provides that upon default, GE may satisfy the note by trading one half of the shares and warrants for cancellation. The Stock Purchase Agreement also provides for both incidental and demand registration rights. The GE investment does not carry with it the preemptive stock purchase rights granted to Sihl as described above.

Each of the foregoing transactions was approved by a disinterested majority of the Board of Directors of the Company, by shareholders, or by both. The Company believes that each such transaction is on terms at least as favorable to the Company as could have been obtained from an unaffiliated entity.

The Company does not have any significant commitments for capital expenditures, but is devoting significant cash resources to defense costs associated with the class action litigation brought against the Company's officers and has plans to expend significant capital to promote the introduction of its new DesignWinder product series and to expand sales and marketing efforts related to after-market consumables. The Company anticipates that the proceeds from the private placements will be adequate to meet the Company's cash needs through the next several months. Eventually, the Company's need for cash will be dependent upon meeting its business plan, and particularly its sales targets. If sales are less than expected or reasonably priced sources of financing are not available, the Company may be required to revise its business plan or further restructure its capitalization. Substantially all of the Company's assets have been pledged to secure outstanding borrowings and there can be no assurances that the Company would be able to protect existing equity holders in the event of such a restructuring.

FOREIGN CURRENCIES

In general, the impact of foreign currency gains/losses are immaterial to the Company as a whole. LME extends credit in the normal course of business in five relatively stable European currencies. In addition, LME's financing agreement allows it to factor those receivables and receive Dutch Guilders in which it pays its expenses. The impact of this is to effectively hedge the Company's exposure to foreign currency risk. Essentially all other transactions are in U.S. dollars.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See Financial Statements and Supplementary Data attached.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

                                    PART III
                                    --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

THE FOLLOWING TABLE SETS FORTH INFORMATION, AS OF AUGUST 31, 1996, CONCERNING THE DIRECTORS OF THE COMPANY:


                                                                            Year
                                                                          Became
Name, Age, Positions, Principal Occupations, Directorships              Director
- --------------------------------------------------------------------------------
                      Directors whose terms expire in 1996

MR. WENZEL; age 45; has been Chief Operating Officer of the Company since   1996
1996 October 1991 and President of LaserMaster Corporation, the Company's
principal operating subsidiary, since October 1989.  He joined LaserMaster as General Manager of the PC Division in May 1989 and became Executive
Vice President shortly thereafter.  Prior to joining LaserMaster, Mr. Wenzel was employed by CPT Corporation, a company specializing in the manufacture and sale of word processing systems, where he served as General Manager of a computer products division from January 1988 through April 1989, and in other capacities before that time.

                      Directors whose terms expire in 1997

LAWRENCE J. LUKIS; age 48; Mr. Lukis co-founded LaserMaster in February,    1989
1986 and has been Chief Technical Officer of the Company since May 1989.

JEAN-LOUIS GASSEE; age 52; Since 1990, Mr. Gassee has been Chairman         1990
and Chief Executive Officer of Be, Inc. of Menlo Park, California.
That company is involved in personal computer technology.  From August of 1988 until September, 1990, Mr. Gassee was President of the Apple
Products Division of Apple Computer, Inc.  Prior to that time he held the offices of Senior Vice President of Research and Development (1987 to
August, 1988) and Vice President of Product Development of Apple
Computer, Inc. from 1985 to 1987.  Mr. Gassee is also a director of
Electronics for Imaging of San Bruno, California and 3COM, Sunnyvale,
California.

                      Directors whose terms expire in 1998

MELVIN L. MASTERS; age 42; Mr. Masters co-founded LaserMaster               1989
in February, 1986 and has been Chairman, Chief Executive Officer and
President of the Company since May 1989.  Mr. Masters also owns TimeMasters,
Inc., a company established for the purpose of property management which also has investments in the fields of wireless voice and data communications and in personal motorsports products.

RALPH D. ROLEN; age 42; Mr. Rolen is Senior Vice President and              1989
Manager of the Retail Credit Division of First Tennessee National Bank
of Memphis, Tennessee, a position he has held since January, 1989.

The Board of Directors met two times during the fiscal year ended June 30, 1996. All directors attended each meeting. The Board of Directors has: (i) an Audit Committee composed of Mr. Masters, Mr. Gassee and Mr. Rolen, ii) a Stock Option Committee composed of Mr. Gassee and Mr. Rolen, and (iii) a

Compensation Committee composed of Mr. Masters, Mr. Gassee and Mr. Rolen. The Board of Directors has no standing nominating committee.



THE FOLLOWING TABLE SETS FORTH INFORMATION, AS OF AUGUST 31, 1996, REGARDING THE EXECUTIVE OFFICERS OF THE COMPANY:

Name                        Age                            Positions
- -----------------------------------------------------------------------------------------------
Melvin L. Masters            42  Chief Executive Officer, President and Chairman of the Board
Lawrence J. Lukis            48  Chief Technical Officer
Robert J. Wenzel             45  Chief Operating Officer and President, LaserMaster Corporation
James E. Retterath           35  Secretary and Vice President Research & Development
Timothy N. Thurn             40  Treasurer
Thomas D. Ryan               38  Executive Vice President, LaserMaster Technologies, Inc and
                                 LaserMaster Corporation

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

MR. RYAN has been Managing Director of LME since January, 1995 and assumed the Executive Vice President position for the Company and LaserMaster Corporation in May 1996. Prior to working for the Company, Mr. Ryan worked for Mentor Corporation as Vice President and General Manager of its Minnesota operations.

Officers of the Company are elected annually by the Board of Directors. All of the current officers are expected to be re-elected to serve in the same positions for the coming year.

Item 11.  EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth the cash and noncash compensation for each of the last three fiscal years awarded to or earned by the Chief Executive Officer of the Company and the four executive officers of the Company whose salary and bonus earned in the fiscal year ended June 30, 1996 exceeded $100,000 for services rendered.

======================================================================================================================
                                     Annual compensation                 Long term compensation
                             ---------------------------------------------------------------------------
                                                                           Awards
                                                                   ----------------------
                                                        Other                                                All other
                                                        annual     Restricted                 Payouts/       compen-
Name and principal    Year   Salary ($)      Bonus      compen-    stock         Options/     LTIP           sation
 position                                     ($)       sation     award(s)      SARs (#)     payouts        ($)
                                                        ($)        ($)                        ($)
- ----------------------------------------------------------------------------------------------------------------------
Melvin Masters        1996     $246,875                                                                      $ 6,736/1/
Chief Executive       1995      250,000                                                                      $ 6,016/1/
Officer               1994      250,000                                                                      $ 5,096/1/
- ----------------------------------------------------------------------------------------------------------------------
Robert Wenzel         1996     $203,125                                           220,000
Chief Operating       1995      165,625     $35,000
Officer               1994      150,000       1,000
- ----------------------------------------------------------------------------------------------------------------------
James E. Retterath    1996     $203,125                                           240,000                    $34,100/2/
Secretary             1995      161,667      35,000
                      1994      127,500
- ----------------------------------------------------------------------------------------------------------------------
Larry Lukis           1996     $150,000                                                                      $10,908/1/
Chief Technical       1995      250,000                                                                      $ 9,898/1/
Officer               1994      250,000                                                                      $ 7,923/1/
- ----------------------------------------------------------------------------------------------------------------------
Thomas D. Ryan        1996     $131,458     $16,500                                40,000
Executive Vice        1995            *
President             1994            *
======================================================================================================================

*Became executive officer during fiscal 1996.
/1/Premiums for life insurance where the Company is not the beneficiary. /2/Expenses paid by the Company on behalf of the employee.

Stock Options

The Company maintains a Stock Option Plan pursuant to which executive officers, other employees and certain non-employees providing services to the Company may receive options to purchase the Company's common stock.

The following table summarizes grants of stock options during fiscal 1996 to the Chief Executive Officer and the Executive Officers named in the Summary Compensation Table.

                                       OPTIONS/SAR GRANTS IN LAST FISCAL YEAR
===================================================================================================================
                                                                                             Potential Realizable
                                                                                            Value at Assumed Annual
                                  Individual Grants                                           Rates of Stock Price
                                                                                            Appreciation for Option
                                                                                                      Term
===================================================================================================================
                                               % of Total
                                                Options/
                                 Options/         SARs        Exercise or
                                   SARs        Granted to     Base Price    Expiration       5% ($)         10% ($)
Name                             Granted       Employees      ($/Share)        Date
                                   (#)         in Fiscal
                                                  Year
- -------------------------------------------------------------------------------------------------------------------
Robert J. Wenzel                100,000/1/        7.6%           $4.00      April 2006      $251,560       $637,480
                                120,000/2/        9.1%           $4.00      April 2006      $301,872       $764,976
- -------------------------------------------------------------------------------------------------------------------
James E. Retterath              120,000/1/        9.1%           $4.00      April 2006      $301,872       $764,976
                                120,000/2/        9.1%           $4.00      April 2006      $301,872       $764,976
- -------------------------------------------------------------------------------------------------------------------
 Thomas D. Ryan                  40,000           3.0%           $4.00      April 2006      $100,624       $254,992
===================================================================================================================

/1/Options vest ratably over eight years.
/2/Options vest ratably over nine years with accelerated vesting contingent upon meeting performance goals as established by the Chief Executive Officer.


The following table summarizes exercises of stock options during fiscal 1996 by the Chief Executive Officer and the Executive Officers named in the Summary Compensation Table.

                  AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES
===================================================================================================================
                                                                              Number of        Value of unexercised
                                                                              unexercised           in-the-money
                                                                            options/SARs at    options/SARs at FY-
                                      Shares acquired     Value Realized      FY-end (#)       end ($) exercisable/
Name                                  on exercise (#)           ($)          exercisable/       unexercisable (1)
                                             ($)                             unexercisable
- -------------------------------------------------------------------------------------------------------------------
Melvin L. Masters                           -0-                 -0-              -0-                   -0-
- -------------------------------------------------------------------------------------------------------------------
Robert J. Wenzel                            -0-                 -0-         41,250/243,750        $117,200/$189,000
- -------------------------------------------------------------------------------------------------------------------
James E. Retterath                          -0-                 -0-         28,750/301,250        $ 66,500/$276,600
- -------------------------------------------------------------------------------------------------------------------
Lawrence J. Lukis                           -0-                 -0-              -0-                   -0-
- -------------------------------------------------------------------------------------------------------------------
Thomas D. Ryan                              -0-                 -0-         10,000/110,000        $   5,600/$61,900
===================================================================================================================

(1) Represents the difference between the closing price of the Company's common stock on June 30, 1996 and the exercise price of the options.

Long-Term Incentive Plan Awards

Other than the Stock Option Plan reported on above, the Company does not maintain any long-term incentive plans.

DIRECTOR COMPENSATION

For fiscal year 1996, there was no plan for compensation to non-employee directors. All directors were reimbursed for their expenses incurred in attending meetings. Jean-Louis Gassee, John Meyer and Scott Parr also acted as consultants to the Company. An additional $30,000 of consulting fees was incurred for services provided by Mr. Gassee during fiscal 1996. An additional $15,000 of consulting fees was incurred for services provided by Mr. Meyer during fiscal 1996. Mr. Parr was paid $8,000 in consulting fees for services provided during fiscal 1996.

EMPLOYMENT AGREEMENTS

At June 30, 1996, the Company had employment agreements with Messrs. Masters, Lukis, Wenzel, and Retterath. Those agreements renew automatically on an annual basis unless terminated by either party by written notice 60 days before the renewal date. The agreements provide for continuation payments equal to 36 months pay for Mr. Masters and Mr. Lukis and 12 months pay for Mr. Wenzel and Mr. Retterath, upon termination of employment in certain circumstances, including change of control. As of June 30, 1996 minimum salary levels of $250,000 were set for each of Messrs. Masters, Lukis, Wenzel and Retterath. The Company also has employment agreements with other members of its management. In total, there are nine employment agreements, with aggregate annual compensation of $1,670,000.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Chief Executive Officer of the Company, Melvin L. Masters, is a member of the Compensation Committee. Mr. Masters' compensation is set by the Board of Directors as a whole with Mr. Masters abstaining.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth, as of August 31, 1996, certain information with respect to beneficial share ownership by the directors, individually; by all persons known to management to own more than 5% of the Company's outstanding Common Stock, individually; and by all executive officers and directors as a group. Except as otherwise indicated, the shareholders listed below have sole investment and voting power with respect to their shares.

                                  Number of
                              Beneficially Owned  Percent of  Shares
Name of Beneficial Owner            Shares            Outstanding
- ------------------------            ------            -----------
Melvin L. Masters                    519,000              4.5%
6425 Beach Road
Eden Prairie, MN 55344

Lawrence J. Lukis (1)              2,199,531             19.2%
3250 Fox Street
Long Lake, MN 55356

Ralph D. Rolen (2)                   107,774               *

Jean-Louis Gassee (3)                 85,000               *

Robert J. Wenzel (4)                  53,050               *

James E. Retterath (5)                28,750               *

Timothy N. Thurn (6)                  54,149               *

Thomas D. Ryan (7)                    12,000               *

All officers and directors
as a group (8 persons) (8)         3,059,254             26.3%

*  Less than 1%

(1) Includes shares owned by Donna Lukis, Mr. Lukis' spouse. Includes 183,000 shares held by the Lukis Foundation, of which Mr. Lukis is a director. Mr. Lukis disclaims beneficial ownership both of Ms. Lukis' shares and those held by the Lukis Foundation.

(2) On June 6, 1996, effective August 6, 1996, Mr. Rolen resigned his previously held position as trustee of Masters Trust I and as a result, no longer controls shares held in that trust.

(3) Includes 60,000 shares issuable to Mr. Gassee under options which are exercisable.

(4) Includes 41,250 shares issuable to Mr. Wenzel under options which are exercisable or will become exercisable within 60 days. Also includes shares held as trustee for four education trusts.

(5) Includes 28,750 shares issuable to Mr. Retterath under options which are exercisable or will become exercisable within 60 days.

(6) Includes 11,483 shares issuable to Mr. Thurn under options which are exercisable or will become exercisable within 60 days.

(7) Includes 10,000 shares issuable to Mr. Ryan under options which are exercisable or will become exercisable within 60 days.

(8)  Includes 151,483 shares issuable under options which are exercisable or
     will become exercisable   within 60 days.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The Company has the following arrangements with certain of its directors, executive officers or five percent shareholders;

(1) The Company leases space it currently occupies in Shady View I & II, with the owner of that space, Grandchildren's Realty Alternative Management Partnership I (GRAMPI), a Minnesota limited partnership. The general partner of GRAMPI is TimeMasters, Inc., a Minnesota corporation which is owned by Melvin L. Masters. One of the limited partners of GRAMPI is the Masters Trust I, of which Ralph Rolen, a director of the Company, was Trustee at the time of the negotiations. The Company retained the services of an outside law firm as well as an independent commercial real estate brokerage firm in negotiating the lease.

(2) Under a Use Indemnification Agreement and certain related Board of Directors' actions, the Company has the right to sponsor business and business-related occasions at facilities owned by Masters Trust I and/or Melvin L. Masters and/or TimeMasters, Inc and/or GRAMPI and/or GRAMPI #2. For those occasions, the Company indemnifies the owners against loss or damage, reimburses out-of-pocket expenses and pays a facility charge based on market rates. In the fiscal year ended June 30, 1996 charges totalled $30,788.

(3) The Company has currently installed a campus-wide TimeMasters, Inc. wireless voice system in its Eden Prairie facility. There are no monthly call operating charges for unlimited use of that system. The system hardware was acquired in fiscal 1995 for $211,000 based on competitive proposals for two other comparable systems. Upgrades to the system amounted to $47,853 in fiscal 1996. TimeMasters, Inc. is a Minnesota corporation wholly-owned by Melvin L. Masters.

(4) During September and October 1995, LaserMaster Corporation's (LMC's) cash needs exceeded available cash. To cover short-term cash needs, LMC borrowed $1,765,000 under a demand note from TimeMasters, Inc. (TMI), a corporation controlled by the Company's Chief Executive Officer. The entire amount of the note remained outstanding at June 30, 1996 as repayment was restricted by the terms of a subordination and forbearance agreement between LMC, TMI and LMC's senior lender, GE Capital Corporation. In consideration for providing financing to LMC and executing the subordination and forbearance agreement, TMI was issued a warrant for the purchase of 277,953 shares of the Company's common stock at an exercise price of $6.35 per share and the right to convert up to $1 million of indebtedness into shares of the Company's common stock upon the occurrence of certain events, at the lower of $5.875 per share or market price at the time of conversion. This transaction was submitted to and approved by the shareholders at the Company's annual meeting in May 1996.

(5) In September 1996, the Company issued 914,286 shares of restricted common stock for a promissory note of $4 million in a private placement to TimeMasters, Inc., GRAMPI and GRAMPI #2 (together as a group known as the TimeMasters group), which is controlled by Melvin L. Masters, the Company's CEO. The shares were issued at the market price of $4.375 per share and were paid by promissory notes from the TimeMasters group. The notes are due the earlier of October 15, 1996 or upon the closing of the sale of the Shady View properties, which are owned by members of the TimeMasters group. The notes are secured by the shares and warrants purchased as well as a mortgage on the Shady View I and II properties (see item (2) above). In addition, the TimeMasters group was issued a warrant for the purchase of an additional 914,286 shares at $7.00 per share with an expiration date of September 16, 2004. The TimeMasters group has the right to require the Company to effect up to five demand registrations under the Securities Act within ten years of the closing date of the transaction. The agreement also provides for incidental registration rights during this same period. In addition, shares acquired by TimeMasters upon the exercise of the warrant or conversion right, obtained pursuant to the $1,765,000 demand note discussed in item (4) above, have preferential incidental registration rights expiring September 2006.

Each of the foregoing transactions was approved by a disinterested majority of the Board of Directors of the Company, by shareholders, or by both. The Company believes that each such transaction is on terms at least as favorable to the Company as could have been obtained from an unaffiliated entity.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) 1.  Financial Statements

        Consolidated Financial Statements of LaserMaster Technologies, Inc. and
        Subsidiaries:

        Independent Auditors' Report

        Consolidated Balance Sheets as of June 30, 1996 and 1995

        Consolidated Statements of Operations for the fiscal years ended June 30, 1996, 1995 and 1994

        Consolidated Statements of Stockholders' Equity for the fiscal years ended June 30, 1996, 1995 and 1994

        Consolidated Statements of Cash Flows for the fiscal years ended June 30, 1996, 1995 and 1994

        Notes to Consolidated Financial Statements

(a) 2.  Financial Statement Schedules

        LaserMaster Technologies, Inc. and Subsidiaries

        Schedule I  --  Condensed Financial Information of the Registrant
        Schedule II --  Valuation and Qualifying Accounts

        Schedules not listed above have been omitted because they are either not applicable or required information has been given in the consolidated financial statements or notes thereto.

(a) 3.  Listing of Exhibits

Exhibit
Number    Description
- -------   ------------
10.1      Common Stock Purchase Agreement dated September 16, 1996 between
          LaserMaster Technologies, Inc. and Sihl-Zurich Paper Mill on Sihl AG,
          and a business group consisting of Melvin L. Masters, TimeMasters,
          Inc., Grandchildren's Realty Alternative Management Program I Limited
          Partnership and Grandchildren's Realty Alternative Management Program
          I #2 Limited Partnership.

10.2      Common Stock Purchase Agreement dated September 25, 1996 between
          LaserMaster Technologies, Inc. and General Electric Capital
          Corporation.

10.3      Debenture Exchange and Trade Debt Settlement Agreement dated September
          12, 1996 between LaserMaster Technologies, Inc. and Marubeni
          International Electronics Corporation.

10.4 LaserMaster Technologies, Inc. Convertible Subordinated Debenture dated September 12, 1996 to Marubeni International Electronics
          Corporation.

10.5      First Amendment to Credit Agreement dated May 15, 1996 between
          LaserMaster Corporation and General Electric Capital Corporation.

11.1      Per share earnings calculation.

27.1      Financial Data Schedule

99.       Cautionary Factors Under Private Securities Litigation Reform Act of
          1995.

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 30, 1996

                                       LASERMASTER TECHNOLOGIES, INC.

                                       By /s/ Melvin L. Masters
                                          -----------------------------------
                                          Melvin L. Masters, President, Chief
                                          Executive Officer and Chairman of the
                                          Board


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ Melvin L. Masters        President, Chief Executive Officer
- ------------------------     and Chairman of the Board
Melvin L. Masters            (Principal Executive Officer)


/s/ Lawrence J. Lukis        Chief Technical Officer and
- ------------------------     Director
Lawrence J. Lukis


/s/ Ralph D. Rolen           Director
- ------------------------
Ralph D. Rolen


/s/ Jean-Louis Gassee        Director
- ------------------------
Jean-Louis Gassee


/s/ Robert Wenzel            Director
- ------------------------
Robert Wenzel


/s/ Timothy Thurn            Treasurer
- ------------------------
Timothy Thurn

INDEPENDENT AUDITORS' REPORT



Board of Directors and Stockholders
LaserMaster Technologies, Inc. and
  Subsidiaries
Eden Prairie, Minnesota

We have audited the consolidated balance sheets of LaserMaster Technologies, Inc. and subsidiaries as of June 30, 1996 and 1995 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 1996 and financial statement schedules listed in the index at Item 14(a)(2). These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of LaserMaster Technologies, Inc. and subsidiaries as of June 30, 1996 and 1995 and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements, taken as a whole, present fairly in all material respects the information therein set forth.



Deloitte & Touche, LLP
Minneapolis, Minnesota
August 9, 1996


LASERMASTER TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
- ------------------------------------------------------------------------------------------------

                                                                  June 30, 1996    June 30, 1995
                                                                  -------------    -------------
ASSETS

 CURRENT ASSETS:
  Cash and cash equivalents                                        $    90,851       $   607,223
  Accounts receivable, less allowance for doubtful
   accounts and sales returns of $ 2,475,000 and
   $2,051,000, respectively (Note 5)                                12,563,112        17,104,353
  Inventory (Notes 3 and 5)                                         13,524,314        21,609,487
  Income tax receivable                                                400,781
  Other current assets                                               2,783,784         2,452,766
  Deferred income taxes (Note 11)                                    3,304,000         2,868,000
                                                                   -----------       -----------
    TOTAL CURRENT ASSETS                                            32,666,842        44,641,829

PROPERTY AND EQUIPMENT, NET
 (Notes 4, 7 and 12)                                                 5,099,560         6,323,749

CAPITALIZED SOFTWARE, less accumulated
 amortization of $3,636,979 and $3,465,724,
 respectively (Note 5)                                               4,150,913         4,991,084

DEFERRED INCOME TAXES (Note 11)                                      2,546,000

ACQUIRED TECHNOLOGY, PATENTS
 AND LICENSES, less accumulated amortization
 of $1,000,154 and $967,765, respectively (Note 5)                   2,081,649         3,204,610
                                                                   -----------       -----------
                                                                   $46,544,964       $59,161,272
                                                                   ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Notes payable (Note 5)                                            $ 5,381,037       $ 6,462,901
 Note payable - related party (Note 6)                               1,765,000
 Current maturities of long-term debt (Note 7)                       1,248,267         1,009,917
 Accounts payable (Note 12)                                         16,682,191        18,569,479
 Accrued payroll and payroll taxes                                   1,915,908         2,107,533
 Income taxes payable                                                                    201,768
 Other current liabilities (Note 12)                                 1,200,264         1,386,113
 Deferred revenue                                                    1,894,262         1,195,640
                                                                   -----------       -----------
   TOTAL CURRENT LIABILITIES                                        30,086,929        30,933,351

LONG-TERM DEBT, less current maturities (Note 7)                       820,095         1,598,546

DEFERRED INCOME TAXES (Note 11)                                                        1,336,000

COMMITMENTS AND CONTINGENCIES (Notes 9 and 15)

STOCKHOLDERS' EQUITY: (Notes 5, 6, 8 and 10)
 Common stock, $.01 par value; authorized
  30,000,000 shares; 11,426,134 and 11,176,382 shares issued
  and outstanding, respectively                                        114,261           111,764
 Preferred stock, $.01 par value; authorized
  5,000,000 shares; no shares issued or outstanding
 Additional paid-in capital                                         17,430,555        16,626,953
 Retained earnings (accumulated deficit)                            (1,906,876)        8,554,658
                                                                   -----------       -----------
   TOTAL STOCKHOLDERS' EQUITY                                       15,637,940        25,293,375
                                                                   -----------       -----------
                                                                   $46,544,964       $59,161,272
                                                                   ===========       ===========

                See notes to consolidated financial statements.

LASERMASTER TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

- ----------------------------------------------------------------------------------------------

                                                              Years Ended June 30,
                                                  --------------------------------------------
                                                        1996           1995           1994
                                                  --------------  -------------  -------------

NET SALES (Note 13)                                 $ 93,592,044   $119,438,719   $105,849,310

COSTS OF GOODS SOLD (Note 2)                          64,378,882     72,857,356     59,852,292
                                                    ------------   ------------   ------------
  GROSS PROFIT                                        29,213,162     46,581,363     45,997,018

OPERATING EXPENSES
 Sales and marketing                                  21,108,559     27,091,414     21,810,013
 Research and development                              6,148,919      6,210,006      3,335,081
 General and administrative (Note 12)                 11,310,135     11,552,092      9,634,228
 Restructuring and other special charges (Note 2)      4,431,273
                                                    ------------   ------------   ------------
                                                      42,998,886     44,853,512     34,779,322
                                                    ------------   ------------   ------------
  OPERATING (LOSS) PROFIT                            (13,785,724)     1,727,851     11,217,696

OTHER INCOME (EXPENSE)
 Interest expense (Note 12)                           (1,784,365)    (1,331,139)    (1,296,810)
 Interest income                                          17,728         26,846        102,130
 Other (expense) income                                  (56,173)      (128,084)        34,620
                                                    ------------   ------------   ------------
                                                      (1,822,810)    (1,432,377)    (1,160,060)
                                                    ------------   ------------   ------------

(LOSS) EARNINGS BEFORE INCOME TAXES                  (15,608,534)       295,474     10,057,636

INCOME TAX BENEFIT (PROVISION) (Note 11)               5,147,000        (89,000)    (3,394,000)
                                                    ------------   ------------   ------------

NET (LOSS) EARNINGS                                 $(10,461,534)  $    206,474   $  6,663,636
                                                    ============   ============   ============

NET (LOSS) EARNINGS PER COMMON AND
 COMMON EQUIVALENT SHARE                            $       (.93)  $        .02   $        .57
                                                    ============   ============   ============

Weighted average common shares in 1996 and
weighted average common and common equivalent
shares in 1995 and 1994                               11,305,232     12,206,280     12,188,896
                                                    ============   ============   ============


                See notes to consolidated financial statements.

LASERMASTER TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
- ----------------------------------------------------------

                                                                                      Retained
                                               Common Stock          Additional       Earnings
                                        ------------------------       Paid-in      (Accumulated
                                          Shares         Amount        Capital        Deficit)          Total
                                        ----------      --------     -----------    ------------     -----------
BALANCES, JUNE 30, 1993                  9,751,156      $ 97,511     $ 8,035,057    $  1,684,548     $ 9,817,116
Issuance of common stock -
   Conversion of debentures, less
    issuance costs of $306,334             766,439         7,664       5,214,002                       5,221,666
   Stock options exercised                 428,321         4,284         570,988                         575,272
 Stock option tax benefit (Note 11)                                      861,000                         861,000
 Net earnings                                                                          6,663,636       6,663,636
                                        ----------      --------     -----------    ------------     -----------
BALANCES, JUNE 30, 1994                 10,945,916       109,459      14,681,047       8,348,184      23,138,690
Issuance of common stock -
   Stock options exercised                 230,466         2,305         410,906                         413,211
Stock option tax benefit (Note 11)                                     1,535,000                       1,535,000
Net earnings                                                                             206,474         206,474
                                        ----------      --------     -----------    ------------     -----------
BALANCES, JUNE 30, 1995                 11,176,382       111,764      16,626,953       8,554,658      25,293,375
 Issuance of common stock -
   Stock options exercised                 249,752         2,497         577,602                         580,099
Stock option tax benefit (Note 11)                                       226,000                         226,000
Net loss                                                                             (10,461,534)    (10,461,534)
                                        ----------      --------     -----------    ------------     -----------
BALANCES, JUNE 30, 1996                 11,426,134      $114,261     $17,430,555    $ (1,906,876)    $15,637,940
                                        ==========      ========     ===========    ============     ===========

                See notes to consolidated financial statements.

LASERMASTER TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (NOTE 14)


- ------------------------------------------------------------------------------------------------------------------------------------

                                                                          Years Ended June 30,
                                                            -------------------------------------------------
                                                                 1996              1995             1994
                                                            --------------   ---------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net (loss) earnings                                          $(10,461,534)     $    206,474     $  6,663,636
 Adjustments to reconcile net (loss) earnings to net
   cash provided by operating activities:
  Depreciation and amortization                                  5,859,577         6,302,444        4,950,886
  Amortization of deferred financing costs                         240,335            96,127          193,672
  Revaluation of acquired technology, patents and licenses       2,582,840
  Revaluation of capitalized software                              768,059
  Loss on sale of property and equipment                           528,840           131,113           12,048
  Deferred income taxes                                         (4,318,000)       (1,606,000)         927,000
  Stock option tax benefit                                         226,000         1,535,000          861,000
Change in current assets and current liabilities:
  Accounts receivable                                            4,541,241        (1,175,687)      (7,524,524)
  Inventory                                                      8,085,173        (8,038,448)      (7,293,941)
  Other current assets                                            (571,353)         (784,152)        (734,788)
  Income tax receivable                                           (400,781)
  Accounts payable                                              (1,027,772)        6,342,131        4,124,447
  Accrued payroll and payroll taxes                               (191,625)          221,415          606,660
  Income taxes payable                                            (201,768)         (220,911)         345,153
  Other current liabilities                                       (185,849)          703,858            1,389
  Deferred revenue                                                 698,622           638,591          245,115
                                                              ------------      ------------     ------------
NET CASH PROVIDED BY
 OPERATING  ACTIVITIES                                           6,172,005         4,351,955        3,377,753

CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to property and equipment                            (1,660,716)       (2,654,705)      (2,831,073)
 Additions to capitalized software costs                        (2,660,717)       (3,535,312)      (3,328,224)
 Proceeds from sale of property and equipment                       53,968            16,363           52,950
 Additions to patents and other assets                          (2,056,156)       (1,793,993)      (1,172,678)
                                                              ------------      ------------     ------------
NET CASH USED IN INVESTING ACTIVITIES                           (6,323,621)       (7,967,647)      (7,279,025)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net (payments) borrowing under revolving credit lines          (1,918,979)        2,002,144        2,942,262
 Proceeds from note payable to related party                     1,765,000
 Proceeds from notes payable                                       271,149           111,345           77,493
 Repayments of notes payable                                      (293,550)         (103,429)        (680,539)
 Proceeds from long-term debt                                      307,514           470,938        2,187,000
 Payments on long-term debt                                     (1,075,989)         (864,966)        (525,981)
 Issuance of common stock                                          580,099           413,210          575,273
                                                              ------------      ------------     ------------
NET CASH (USED IN) PROVIDED BY
 FINANCING ACTIVITIES                                             (364,756)        2,029,242        4,575,508
                                                              ------------      ------------     ------------

(DECREASE) INCREASE IN CASH AND
 CASH EQUIVALENTS                                                 (516,372)       (1,586,450)         674,236

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF YEAR                                                 607,223         2,193,673        1,519,437
                                                              ------------      ------------     ------------

CASH AND CASH EQUIVALENTS AT
 END OF YEAR                                                  $     90,851      $    607,223     $  2,193,673
                                                              ============      ============     ============


                See notes to consolidated financial statements.

LASERMASTER TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL  STATEMENTS

1.   BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

     BUSINESS
     LaserMaster Technologies, Inc. (the Company) designs, manufactures, markets and sells wide-format color, chemical-free filmsetting, plain-paper typesetting, and direct-to-plate printing systems for graphic arts, pre-press, and desktop publishing professionals.

     CREDIT RISK
     The Company sells its products on a prepaid basis, on a COD basis, through nonrecourse third-party leasing arrangements and by extending credit in the normal course of business. Its customer base is comprised primarily of resellers and end users in the graphic arts, prepress and desktop publishing industries throughout the world. Credit risk is spread across a significant number of customers and geographic areas such that no material credit risk resides with one or a small number of customers or in a given geographic area. The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral.

     CONSOLIDATION
     The consolidated financial statements include the accounts of LaserMaster Technologies, Inc. and its subsidiaries, Digital Typeface Corporation (DTC) and LaserMaster Corporation (LMC) and LMC's subsidiaries, LaserMaster Export Corporation, LaserMaster Europe, Ltd. (LME), LaserMaster Asia/Pacific (LMA), and ColorMasters, Inc. (CMI). All significant intercompany balances and transactions have been eliminated in consolidation.

     REVENUE RECOGNITION AND WARRANTIES
     Product sales are recorded on shipment. Reserves are established for anticipated returns of product and bad debts. The Company offers extended maintenance agreements with revenue from these agreements recognized ratably over the contract period. The Company provides a warranty for labor and materials on certain products sold. No other stock balancing programs or product rebate programs exist outside of the terms of the limited warranty. The estimated warranty liability is included in other current liabilities in the consolidated balance sheets.

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

     CAPITALIZED SOFTWARE
     Software development costs incurred subsequent to establishment of the software's technological feasibility are capitalized. Capitalization ceases when the software is available for general release to customers. The recoverability of capitalized software costs is continually evaluated, and provisions for estimated losses are recorded in the period such losses are determined. Amortization of capitalized software costs is provided at the greater of the amount computed using (a) the ratio of current gross revenues from a product to the total of current and anticipated future gross revenues from the product or (b) the straight-line method over the remaining estimated economic life of the product. Generally, an original estimated economic life of three years is assigned to capitalized software development costs. Amortization of capitalized software costs, included in cost of goods sold, aggregated $2,732,829, $3,124,616, and $2,409,307 for the fiscal years ended June 30, 1996, 1995, and 1994, respectively.

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

     ACCOUNTS PAYABLE
     Accounts payable include $389,860 at June 30, 1996 related to issued checks which had not cleared the Company's bank accounts reduced by deposits in transit and cash on deposit in the Company's depository banks.

     FAIR VALUE OF FINANCIAL INSTRUMENTS
     Statement of Financial Accounting Standards (SFAS) No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of the fair value of certain financial instruments. Cash and cash equivalents, accounts receivable, short-term debt, accounts payable, and accrued liabilities are reflected in the financial statements at their estimated fair value. The carrying amount of the Company's long-term debt approximated its fair value at June 30, 1996 due to the debt agreements containing market interest rates.

     INCOME TAXES
     The Company utilizes the asset and liability method of accounting for income taxes as set forth in SFAS No. 109, "Accounting for Income Taxes." Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement and tax bases of existing assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled.

     RESEARCH AND DEVELOPMENT
     The Company is involved in the development of new products and improvement of existing products. Research and development costs are charged to expense as incurred.

     ADVERTISING
     The Company adopted the provisions of Statement of Position No. 93-7, "Reporting on Advertising Costs," effective for the Company's 1995 fiscal year.

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

     At June 30, 1996, $333,000 of advertising was included in other current assets as compared with $412,000 at June 30, 1995. Advertising expense was $7,343,000, $9,519,000, and $7,470,000 for the fiscal years ended June 30,
     1996, 1995, and 1994, respectively.

     NET (LOSS) EARNINGS PER SHARE
     Net (loss) earnings per common share is based on the weighted average number of common and dilutive common equivalent shares outstanding. Common stock equivalents included in the calculation reflect the dilutive effect of outstanding stock options and warrants. During fiscal year 1996, common equivalent shares were excluded from the calculation because they are anti-dilutive.

     LIQUIDITY
     During 1996, the Company incurred losses and special charges aggregating $10.5 million and, as of June 30, 1996, had an accumulated deficit in stockholders' equity totaling $1.9 million. During this period, management has taken several steps to improve cash flows and return the Company to profitability. These included securing a new $10 million working capital line of credit, reducing operating expenses through workforce reductions and consolidating international sales offices, transitioning out of certain products, and developing new products to be released during early fiscal 1997. Management believes these changes will allow the Company to meet its obligations and return to profitability in 1997.

     USE OF ESTIMATES
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     NEW ACCOUNTING STANDARDS
     In March 1995, the Financial Accounting Standards Board (FASB) issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of." SFAS No. 121 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss should be recognized when the estimated future undiscounted cash flows from the asset are less than the carrying value of the asset. Assets to be disposed of should be reported at the lower of their carrying amount or fair value less cost to sell. SFAS No. 121 is effective for financial statements for fiscal years beginning after December 15, 1995. Management believes that adoption of this statement will not have a material impact on results of operations or financial position.

     In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." The Company has elected to continue following the guidance of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," for measurement and recognition of stock-based transactions with employees. The Company will adopt the disclosure provisions of SFAS No. 123 in fiscal year 1997.

     RECLASSIFICATIONS
     Certain reclassifications of previously reported amounts have been made to conform to the current year's presentation. These reclassifications had no effect on net income or stockholders' equity as previously reported.




2.   RESTRUCTURING AND OTHER SPECIAL CHARGES

     In May 1996, the Company incurred pre-tax charges of $9.9 million, consisting of restructuring and other special charges of $4.4 million and a special charge to cost of sales of $5.5 million related to its revised business plan and technical problems in one of its products. The revised business plan is intended to complete the Company's transition from a systems integrator to a manufacturer of proprietary printing engines which utilize the Company's consumable products.

     Included in the $4.4 million charge is $3.3 million for the revaluation of intellectual property tied to certain technologies and contract rights associated with the transition from a systems integrator to a manufacturer of printing engines. The charge also includes a $1.1 million provision for severance related to workforce reductions, expected losses on the sale of tangible assets and expenses under non-cancelable leases as a result of consolidating foreign sales offices and certain domestic operations. At June 30, 1996, approximately $1.3 million of the total $4.4 million charge remains in current liabilities.

     Included in the $5.5 million charge to cost of sales is $4.2 million in inventory revaluation associated with the transition from certain product lines developed as a systems integrator. In addition, the charge includes $1.3 million to cover replacement costs, product returns, and inventory revaluation related to the Company's older model PressMate product. This product has been replaced with the PressMate-FS model, which is believed to have solved the technical problems of the earlier model.



3.   INVENTORY

     Inventory consists of the following:


                                        June 30, 1996          June 30, 1995
                                        -------------          -------------
     Raw materials
       Purchased printer engines          $   469,870            $   796,940
       Completed subassemblies              3,053,985              5,419,774
       Raw materials                        5,994,178              9,397,341
     Work in process                          436,753                987,009
     Finished goods                         3,569,528              5,008,423
                                          -----------            -----------
                                          $13,524,314            $21,609,487
                                          ===========            ===========

4.   PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:


                                                      Life Used
                                                   for Depreciation  June 30, 1996  June 30, 1995
                                                   ----------------  -------------  -------------

     Computer equipment                                 2 - 5 years    $10,358,217    $10,088,455
     Trade show computer equipment                      2 - 5 years        600,475        424,410
     Capitalized tooling                                    3 years        234,206        202,913
     Furniture and fixtures                             5 - 7 years      4,245,907      4,241,649
     Purchased software                                     3 years        961,970        764,351
     Vehicles                                               5 years        420,706        505,490
     Leasehold improvements                                 5 years      2,577,253      2,282,348
                                                                       -----------    -----------
                                                                        19,398,734     18,509,616
     Accumulated depreciation and amortization                          14,299,174     12,185,867
                                                                       -----------    -----------
                                                                       $ 5,099,560    $ 6,323,749
                                                                       ===========    ===========

     Property and equipment includes assets under capital leases as follows:


                                                                     June 30, 1996  June 30, 1995
                                                                     -------------  -------------

     Computer equipment and purchased software                          $  212,085     $   31,810
     Furniture and fixtures                                                740,319      1,301,995
     Vehicles                                                               10,499         49,109
                                                                        ----------     ----------
                                                                           962,903      1,382,914
     Accumulated amortization                                              248,368        558,905
                                                                        ----------     ----------
                                                                        $  714,535     $  824,009
                                                                        ==========     ==========


5.   NOTES PAYABLE

     Notes payable consists of the following:

                                                                     June 30, 1996  June 30, 1995
                                                                     -------------  -------------

     Note payable under revolving
     line of credit (1)                                                 $3,529,459     $4,961,468

     Note payable under revolving
     line of credit (2)                                                    972,977      1,459,947

     Promissory note from trading partner (3)                              859,516
     Other                                                                  19,085         41,486
                                                                        ----------     ----------

                                                                        $5,381,037     $6,462,901
                                                                        ==========     ==========

     Weighted average interest rate                                          10.15%          9.78%
                                                                        ==========     ==========

(1) On January 17, 1996, LMC replaced the operating line of credit that it had maintained with a commercial bank with a new credit agreement with a commercial finance company. The new agreement allows LMC to borrow up to $10,000,000 based on availability equal to 60% of the net eligible accounts receivable and 25% of the net eligible inventory. Borrowings are secured by inventory, accounts receivable, and general intangibles and bear interest at a defined bank reference rate (prime) plus 2.0% (10.25% at June 30, 1996) with a 0.5% unused line fee. At June 30, 1996, approximately $1,407,000 of eligible financing was unused under this credit line. Availability under this credit line fluctuates daily. The agreement expires January 17, 1999 and requires the borrower to meet various financial covenants involving capital expenditures, additions to capitalized software and intellectual property, minimum debt service coverage ratio, and maintenance of a minimum net worth. The agreement also requires LMC to meet various non-financial covenants.

     (2) LME, a subsidiary of the Company's LMC subsidiary, maintains a receivables financing arrangement, which has no stated expiration, with a commercial finance company whereby LME may borrow up to 70% of eligible accounts receivable, with a maximum advance of $2,500,000. At June 30, 1996, approximately $1,149,345 was unused under this credit line. Borrowings are due in Dutch Guilders on demand and bear interest at the Promissory Note Discount Rate of the Dutch Central Bank plus 2.5% (10.25% at June 30, 1996). Borrowings in U.S. Dollars are due on demand and bear interest at a rate that fluctuates with the market (no U.S. Dollars were borrowed at June 30, 1996).

     (3) On November 29, 1995, LaserMaster Corporation converted $859,516 of accounts payable into a promissory note. The note is payable to a trading partner that supplies inventory to LMC, bears interest at 10% and was originally due on May 29, 1996. LaserMaster Corporation and the trading partner are currently discussing new payment terms on this note and on subsequent accounts payable balances due this supplier.


6.   NOTE PAYABLE - RELATED PARTY

     During September and October 1995, LMC borrowed $1,765,000 under a demand note from TimeMasters, Inc. (TMI), a corporation controlled by the Company's Chief Executive Officer. The note bears interest at prime rate plus 1.75% (10% at June 30, 1996). In January 1996, LMC obtained a new line of credit with a commercial finance company that required the indebtedness to TMI be subordinated to the line of credit and not be repaid unless certain financial covenants were achieved. In return for such subordination and for the significant restrictions on repayment, the Company issued to TMI a warrant to purchase 277,953 shares of common stock and the right to convert up to $1,000,000 of the indebtedness into common stock in the event either LMC is unable to repay such indebtedness before January 17, 1998 or an event of default occurs. The warrant is exercisable at $6.35 per share through January 17, 2002. The conversion right is equal to the lesser of $5.875 per share or the fair market value of the common stock on the date of the exercise.


7.   LONG-TERM DEBT

     Long-term debt consists of the following:

                                                                June 30, 1996  June 30, 1995
                                                                -------------  -------------

     Note payable to a finance company,
     payments, including principal and interest at 8.53%, of
     $59,000 due monthly through August 1997,
     secured by certain domestic property and equipment            $  789,260     $1,405,777

     Notes payable to a finance company, with monthly
     payments aggregating $24,504, including interest at the
     "One-Month" Commercial Paper rate plus 4.0%
     (9.40% at June 30, 1996), expiring January 1998
     through May 1999, secured by certain domestic
     property and equipment                                           527,151        412,021

     Note payable to bank, with interest at prime
     plus .5% (8.75%  at June 30, 1996), final
     payment due December 1997                                          8,405         13,374

     Obligations under capital leases for equipment,
     payable in monthly installments (Note 9)                         743,546        777,291
                                                                   ----------  -------------
                                                                    2,068,362      2,608,463

     Less current maturities                                        1,248,267      1,009,917
                                                                   ----------  -------------
                                                                   $  820,095     $1,598,546
                                                                   ==========  =============

     Maturities of long-term debt at June 30, 1996, excluding capital lease obligations, are as follows:

     Year ending June 30:

     1997                   $  936,695
     1998                      327,824
     1999                       60,297
                            ----------
                            $1,324,816
                            ==========

8.   CONVERTIBLE SUBORDINATED DEBENTURES

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

     The Company incurred a total of $1,099,030 of costs to complete the original $10,000,000 offering. The costs were being amortized on a straight-line basis over the life of the debentures. A summary of the transactions associated with the debentures follows:

                                        Year Ended June 30, 1994
                                        ------------------------

     Debentures converted                        $5,528,000

     Unamortized offering costs
     charged to additional
     paid-in capital                             $  306,334

     Amortization of offering
     costs included in interest
     expense                                     $   58,583

     Shares of common stock
     issued as a result of
     conversion                                     766,439


9.   COMMITMENTS

     LEASES
     The Company leases certain equipment under leases which meet the criteria for capital lease classification. These agreements have been capitalized at the lesser of fair market value of the equipment or the present value of the future minimum lease payments. The Company also leases other equipment under operating leases. In addition, the Company leases its office and warehouse facilities under operating leases which expire at various dates through December 2010. The leases require payments of property taxes, insurance, and maintenance costs in addition to basic rent and contain renewal options for periods ranging from one to three years.

     Certain of the facilities leases are under a 15-year commercial lease with Grandchildren's Realty Alternative Management Program I ("GRAMPI"), a Minnesota limited partnership controlled by the Company's Chief Executive Officer for space it currently occupies in Shady View I & II. The Shady View space is approximately 50% of all space leased by the Company. GRAMPI purchased the real estate in April 1995, after the Company's Board of Directors declined to do so. The Company's Board of Directors retained services of an outside commercial real estate brokerage firm and outside legal counsel to negotiate the lease with the landlord's outside legal counsel. Management and the outside brokerage firm and legal counsel believe that the lease is at market rate.

Rent expense under all equipment and facilities operating leases (including property taxes, insurance, and maintenance costs) was as follows:


                                          Year Ended June 30
                             --------------------------------------------
                                1996           1995               1994
                             ----------    -----------         ----------
          GRAMPI             $1,355,000        198,000/(a)/
          Other parties       1,211,000      1,996,000         $1,882,000
                             ----------    -----------         ----------
          Total              $2,566,000    $ 2,194,000         $1,882,000
                             ==========    ===========         ==========

/(a)/Two months rent following April 1995 purchase.

Future minimum lease payments under capital and operating leases in effect at June 30, 1996 are as follows:


                                                                  Operating Leases
                                                  Capital    -------------------------
Year ending June 30:                              Leases        GRAMPI         Other
                                                 --------    -----------    ----------
1997                                             $376,650    $   963,000    $  743,000
1998                                              336,422        963,000       532,000
1999                                              126,211      1,086,000       401,000
2000                                                3,821      1,208,000       373,000
2001                                                           1,209,000        30,000
Thereafter (2002 through 2010)                                12,376,000
                                                 --------    -----------    ----------
                                                  843,104    $17,805,000    $2,079,000
                                                             ===========    ==========

Less interest                                      99,558
                                                 --------

Present value of net minimum lease payments      $743,546
                                                 ========

Future minimum operating lease payments are net of $211,200 of sublease rentals to be received by the Company due ratably through January 1997.

EMPLOYMENT AGREEMENTS
The Company has employment agreements with nine of its officers and executives which renew automatically on an annual basis. Three of the agreements provide continuation payments equal to 36 months pay upon termination of employment in certain circumstances, including change of control. The other six agreements provide for 12 months notice of termination, other than for cause, or payment in lieu of notice. Three of the agreements also provide for acceleration of option vesting in the event of a change in control or termination without cause. As of June 30, 1996, minimum annual salary levels set for the nine individuals was, in aggregate, $1,670,000.

EMPLOYEE BENEFIT PLAN
The Company has a qualified defined contribution 401(k) plan covering substantially all employees. The plan offers an employee savings feature and discretionary Company matching contributions. There were no employer contributions to the plan for the years ended June 30, 1996, 1995, and 1994.

OTHER
At June 30, 1996, the Company had outstanding letters of credit totaling $300,000, all of which are secured by property and equipment.

10.  STOCK OPTIONS AND WARRANTS

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

     On May 23, 1996 the stockholders approved the adoption of the "LaserMaster Technologies, Inc. 1996 Stock Incentive Plan" (the 1996 Plan). The aggregate number of shares of the Company's common stock which may be issued pursuant to the 1996 Plan is 1,500,000. Terms and conditions of the 1996 Plan are similar to those of the 1990 Restated Stock Option Plan.

     Warrant activity and activity under the plan is summarized as follows:


                                                         Average                           Average
                                      Warrants        Warrant Price        Options       Option Price
                                    Outstanding         Per Share        Outstanding      Per Share
                                    ------------      -------------      -----------     ------------

     Balance, June 30, 1993                                                2,351,179          $  2.08

     Granted                              15,000        $  5.50              324,000             6.09
     Exercised                                                              (428,321)            1.34
     Forfeited                                                              (151,289)            3.19
                                    ------------                         -----------
     Balance, June 30, 1994               15,000           5.50            2,095,569             2.76

     Granted                                                                 544,000             6.04
     Exercised                                                              (230,466)            1.81
     Forfeited                                                              (268,417)            5.06
                                    ------------                         -----------
     Balance, June 30, 1995               15,000           5.50            2,140,686             3.38

     Granted                             277,953           6.35            1,322,000             4.29
     Exercised                                                              (249,752)            2.32
     Forfeited                                                              (449,824)            4.18
     Repriced*                                                                                  (1.23)
     Balance, June 30, 1996              292,953        $  6.31            2,763,110          $  3.54
                                    ============                         ===========

     Exercisable, June 30, 1996          292,953                             722,339
                                    ============                         ===========


     *The Company's Board of Directors approved the repricing of 249,250 non-statutory stock options to the closing Nasdaq price on July 3, 1995 ($5.40 per share). These options had original exercise prices ranging from $5.63 to $8.50 per share with an average exercise price of $6.75 per share. The Company's Board of Directors approved the repricing of 210,000 non-statutory stock options to the closing Nasdaq price on April 23, 1996 ($4.00 per share). These options had original exercise prices ranging from $5.00 to $5.40 per share with an average exercise price of $5.09 per share.

11.  INCOME TAXES

     The benefit (provision) for income taxes consists of the following:

                                                                  Year Ended June 30,
                                                   --------------------------------------------------
                                                       1996               1995               1994
                                                   -------------      -------------      ------------
     Current:
      Federal                                      $     835,000      $  (1,626,000)     $ (2,349,000)
      State                                               (6,000)           (69,000)         (118,000)
                                                   -------------      -------------      -------------
                                                         829,000         (1,695,000)       (2,467,000)
     Deferred, primarily federal                       4,318,000          1,606,000          (927,000)
                                                   -------------      -------------      ------------
                                                   $   5,147,000      $     (89,000)     $ (3,394,000)
                                                   =============      =============      ============

     A reconciliation of the expected federal income tax benefit (provision) at the statutory rates of 35% with the benefit (provision) for income taxes is as follows:

                                                                  Year Ended June 30,
                                                   --------------------------------------------------
                                                       1996               1995               1994
                                                   ------------       -------------      ------------

     Tax benefit (provision)
      computed at statutory rates                    $5,463,000           $(103,000)      $(3,520,000)
     State income tax, net of
      federal benefit                                   283,000              (6,000)          201,000)
     Graduated tax bracket
      benefit (provision)                              (156,000)              5,000           101,000
     Increase in valuation allowance                   (821,000)
     Research and development
      activities                                                                               48,000
     Foreign Sales Corporation                                                                218,000
     Other                                              378,000              15,000           (40,000)
                                                   ------------       -------------      ------------
                                                   $  5,147,000       $     (89,000)     $ (3,394,000)
                                                   ============       =============      ============


     Under SFAS No. 109, deferred tax assets and liabilities are classified as current and noncurrent on the basis of the classification of the related asset or liability for financial reporting. Deferred taxes are recorded for temporary differences between the bases of assets and liabilities for financial reporting purposes and tax purposes. Temporary differences comprising the net deferred taxes shown on the consolidated balance sheets are as follows:


                                                                 June 30, 1996               June 30, 1995
                                                   ---------------------------------------   -------------
                                                      Assets      Liabilities     Total           Total
                                                   ------------  ------------  -----------   -------------

     Allowance for doubtful
        accounts and sales returns                 $    773,000                $   773,000     $   718,000
     Inventory costs                                  2,383,000                  2,383,000       1,831,000
     Accrued vacation                                   228,000                    228,000         267,000
     Other                                              281,000   $  (361,000)     (80,000)         52,000
                                                    -----------   -----------  -----------     -----------
        Current                                       3,665,000      (361,000)   3,304,000       2,868,000

     Research and development costs                                (1,411,000)  (1,411,000)     (1,747,000)
     Property and equipment basis                       343,000                    343,000         104,000
     Net operating loss carryforwards                 2,646,000                  2,646,000
     Research and development credit
        carryforwards                                 1,775,000                  1,775,000
     Alternative minimum tax credits                    225,000                    225,000         181,000
     Other                                              189,000      (400,000)    (211,000)        126,000
                                                    -----------   -----------  -----------     -----------
       Noncurrent                                     5,178,000    (1,811,000)   3,367,000      (1,336,000)
                                                    -----------   -----------  -----------     -----------
         Gross                                        8,843,000    (2,172,000)   6,671,000       1,532,000
       Valuation allowance                             (821,000)                  (821,000)
                                                    -----------                -----------
          Net                                       $ 8,022,000   $(2,172,000) $ 5,850,000     $ 1,532,000
                                                    ===========   ===========  ===========     ===========

     The valuation allowance for deferred tax assets as of June 30, 1996 was $821,000 and is primarily related to the uncertainty of realizing state net operating loss carryforwards. The net change in the total valuation allowance for the year ended June 30, 1996 was an increase of $821,000.

     At June 30, 1996, the Company has net operating loss carryforwards for federal income tax purposes of approximately $7 million which are available to offset future taxable income, if any, through 2011. The Company also has alternative minimum tax credit carryforwards of approximately $225,000 available to reduce future federal income taxes, if any, over an indefinite period and research and development credit carryforwards of approximately $1.3 million available to reduce future federal income tax, if any, through 2011.

     The Company recognized income tax benefits of $226,000, $1,535,000, and $861,000 in 1996, 1995, and 1994, respectively, pertaining to the exercise of stock options, which are reflected in additional paid-in capital.



12.  RELATED PARTY TRANSACTIONS

     The Company is involved in various transactions with TimeMasters, Inc., a corporation controlled by the Company's Chief Executive Officer, as follows:

                                     June 30, 1996  June 30, 1995  June 30, 1994
                                     -------------  -------------  -------------

     Note Payable (Note 6)             $1,765,000

     Accrued interest                      14,507

     Interest expense                     139,398

     Equipment purchases (a)               47,853      $211,362

     Rent expense (Note 9)              1,355,000       198,000

     Operating expenses (b)                30,788        63,128        $15,200

     Accounts payable                      35,845        65,878


     (a) The Company has currently installed a campus-wide TimeMasters, Inc. wireless voice system in its Eden Prairie facility. There are no monthly call operating charges for unlimited use of that system. The system hardware was acquired in 1995 for $211,362 based on competitive proposals for two other comparable systems. In 1996, the Company acquired an additional $47,853 of hardware.

     (b) Under a Use Indemnification Agreement and certain related Board of Director's actions, the Company has the right to sponsor business and business-related occasions at facilities owned by Masters Trust I and/or Melvin L. Masters and/or TimeMasters, Inc. For those occasions, the Company indemnifies the owners against loss or damage, reimburses out-of-pocket and operating expenses, and pays a facility charge based on what management believes are market rates.

13.  INTERNATIONAL OPERATIONS


     Financial information by geographic location is as follows:

                                                   Year Ended June 30,
                                          -------------------------------------------
                                              1996           1995           1994
                                          ------------   ------------   ------------
     North America and other              $ 60,701,808   $ 84,181,438   $ 77,296,161
     Europe                                 19,655,566     23,021,944     17,666,149
     Japan, Asia, Pacific                   13,234,670     12,235,337     10,887,000
                                          ------------   ------------   ------------
     Total sales                          $ 93,592,044   $119,438,719   $105,849,310
                                          ============   ============   ============

     Operating (loss) profit:
     North America and other              $(17,227,577)  $ (1,963,763)  $  8,504,516
     Europe                                   (106,343)       303,028       (302,820)
     Japan, Asia, Pacific                    3,548,196      3,388,586      3,016,000
                                          ------------   ------------   ------------
                                           (13,785,724)     1,727,851     11,217,696
     Interest expense and other             (1,822,810)    (1,432,377)    (1,160,060)
                                          ------------   ------------   ------------
     (Loss) earnings before
     income taxes                         $(15,608,534)  $    295,474   $ 10,057,636
                                          ============   ============   ============
     Assets:
     North America                        $ 38,383,859   $ 49,641,247   $ 39,118,472
     Europe                                  4,828,561      7,901,241      6,029,118
     Japan, Asia, Pacific                    3,332,544      1,618,784      2,253,645
                                          ------------   ------------   ------------
     Total assets                         $ 46,544,964   $ 59,161,272   $ 47,401,235
                                          ============   ============   ============



14. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION AND NON-CASH FINANCING ACTIVITIES

     The Company paid cash for the following items:

                                                   Year Ended June 30,
                                   --------------------------------------------------
                                           1996              1995           1994
                                   --------------------  -------------  -------------
     Interest paid                       $2,001,050        $1,243,051     $1,175,794
     Income tax (received) paid            (452,451)          380,911      1,260,846

     Financing transactions not affecting cash during the years ended June 30, 1996, 1995, and 1994 were:

          Accounts payable totaling $859,516 were converted to a note payable during the year ended June 30, 1996 (Note 5).

          Capital lease obligations of $228,374, $599,236, and $195,136 were incurred during the years ended June 30, 1996, 1995, and 1994, respectively.

          Debentures totaling $5,528,000 were converted into 766,439 shares of common stock during the year ended June 30, 1994. Upon conversion, a pro-rata allocation of costs associated with the original issuance of debentures reduced additional paid-in capital by $306,334 during the year ended June 30, 1994.

15.  LITIGATION

     In October 1995, a shareholder of the Company (Becker) filed an action against the Company and four of its officers and directors alleging violations of the Securities and Exchange Act of 1934. In December 1995, similar claims filed by other shareholders were consolidated into the Becker claim as a class action to include all purchasers of the Company's stock during the period of December 3, 1993 through December 8, 1994. In February 1996, one of the directors named in the suit was dismissed from the case without prejudice. The basic allegation is that the Company and the named defendants knew of material, negative, non-public information and withheld such information from the market so that they could personally benefit by selling shares of common stock at an inflated price. The case is at a very early stage, and the size of the plaintiffs' damage claim has not yet been articulated. The Company believes the action is without merit and is vigorously defending its position. Whether the case is disposed of by settlement or by court adjudication, it is anticipated that a substantial portion of any payment obligation would be covered by the Company's Directors and Officers liability insurance coverage. However, if insurance coverage is not adequate or if this matter is not disposed of with the insurance carrier's assistance and the plaintiffs obtain a verdict in their favor, this litigation could have a material adverse effect on the Company.

     In October 1995, LMC filed suit against Sentinel Imaging, a division of Sentinel Business Systems, Inc. The complaint alleges, among other things, patent infringement, trademark infringement, and other violations relating to the Company's Big Color product line. In response, Sentinel Imaging has counterclaimed for false advertising, patent misuse, and unfair competition by LaserMaster. If the court were to find LMC's claims were without merit and endorse the claims made by Sentinel, the outcome of these proceedings could have a material adverse effect on the Company.

     One of LMC's suppliers claims that LMC is in default on a $2.6 million trade payment obligation under the terms of a credit agreement. This obligation is included in current liabilities at June 30, 1996. LMC claims that at least part of the delay in payment is due to quality problems with the products purchased from that supplier. The Company is currently negotiating a settlement which contemplates converting the trade debt to convertible subordinated debentures. If the negotiations break down and the supplier initiates legal action to collect, the Company believes that it would have several meritorious counter-claims. However, there can be no assurance that the supplier wouldn't ultimately succeed in such a claim. If the claim does not settle and if the supplier is able to obtain a judgement in its favor, this claim could have a material adverse effect on the Company.

     In addition, in the ordinary course of its business the Company experiences various types of claims which sometimes result in litigation or other legal proceedings. The Company does not anticipate that any of these proceedings will have a material adverse effect on the Company.


16.  QUARTERLY RESULTS OF OPERATIONS
     (UNAUDITED) (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                         Quarter Ended
                                      ------------------------------------------------      Fiscal
                                      Sept. 30      Dec. 31      Mar. 31     June 30         Year
                                      ---------  -------------  --------  ------------  --------------
     1996:
     Net sales                         $21,266      $25,340     $23,227      $23,759       $ 93,592
     Gross profit                        8,539        9,898       7,426        3,350/(a)/    29,213/(a)/
     Net earnings (loss)                  (921)          79      (2,230)      (7,390)/(b)/  (10,462)/(b)/
     Net earnings (loss) per share       (0.08)        0.01       (0.18)        (.65)          (.93)

     1995:
     Net sales                         $30,263      $28,484     $30,979      $29,713       $ 119,439
     Gross profit                       13,178       11,851      11,511       10,041          46,581
     Net earnings (loss)                 1,499           54        (289)      (1,058)            206
     Net earnings (loss) per share        0.12         0.00       (0.02)       (0.09)           0.02

     (a) Includes a special charge to cost of sales of $5.5 million related to the Company's revised business plan and technical problems in one of its products.

     (b) Includes pre-tax restructuring and other special charges of $4.4 million and a special charge to cost of sales of $5.5 million related to the Company's revised business plan and technical problems in one of its products.

LASERMASTER TECHNOLOGIES, INC. AND SUBSIDIARIES                   Schedule I

CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT (PARENT ONLY)

CONDENSED BALANCE SHEETS

- ----------------------------------------------------------------------------
                                               June 30,            June 30,
ASSETS                                          1996                1995
                                             ----------          -----------

CURRENT ASSETS:
 Cash and cash equivalents                $     33,932           $    71,484
 Accounts receivable                            21,932                 4,010
 Receivable from subsidiary                  4,648,498            10,173,716
 Income tax receivable                         400,781
 Other current assets                           60,030               115,248
                                          ------------           -----------
    TOTAL CURRENT ASSETS                     5,165,173            10,364,458

PROPERTY AND EQUIPMENT, NET                    805,965             1,003,734

INVESTMENT IN SUBSIDIARIES                  10,563,097            14,870,493
                                          ------------           -----------

                                          $ 16,534,235           $26,238,685
                                          ============           ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Notes payable                                                   $    41,486
 Accounts payable                         $   652,005                500,790
 Accrued payroll                              182,559                151,841
 Accrued expenses                              31,823                 36,051
 Income taxes payable                                                201,768
 Current maturities of long-term debt          10,691                  4,943
                                          -----------            -----------
    TOTAL CURRENT LIABILITIES                 877,078                936,879


LONG-TERM DEBT, less current maturities        19,217                  8,431

STOCKHOLDERS' EQUITY:
 Common stock                                 114,261                111,764
 Additional paid-in capital                17,430,555             16,626,953
 Retained earnings (accumulated deficit)   (1,906,876)             8,554,658
                                          -----------            -----------
    TOTAL STOCKHOLDERS' EQUITY             15,637,940             25,293,375
                                          -----------            -----------
                                          $16,534,235            $26,238,685
                                          ===========            ===========

See notes to condensed financial information of registrant on page F-20.

LASERMASTER TECHNOLOGIES, INC. AND SUBSIDIARIES                      Schedule I
                                                                     (Continued)
CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT (PARENT ONLY)

STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

- ----------------------------------------------------------------------------------------------
                                                                 Years ended June 30,
                                                            1996          1995         1994
                                                        ------------   ----------   ----------

REVENUES (management fees from subsidiaries)            $  4,200,000   $4,200,000   $4,200,000

OPERATING EXPENSES                                         4,653,138    4,547,489    4,284,055
                                                        ------------   ----------   ----------

 (LOSS) BEFORE INCOME TAXES AND EQUITY
   IN (LOSS) EARNINGS OF SUBSIDIARIES                       (453,138)    (347,489)     (84,055)

EQUITY IN (LOSS) EARNINGS OF SUBSIDIARIES                (10,157,396)     449,963    6,719,691

INCOME TAX BENEFIT                                           149,000      104,000       28,000
                                                        ------------   ----------   ----------
NET (LOSS) EARNINGS                                      (10,461,534)     206,474    6,663,636

RETAINED EARNINGS AT BEGINNING OF YEAR                     8,554,658    8,348,184    1,684,548
                                                        ------------   ----------   ----------
RETAINED EARNINGS (ACCUMULATED DEFICIT)
  AT END OF YEAR                                        $ (1,906,876)  $8,554,658   $8,348,184
                                                        ============   ==========   ==========

See notes to condensed financial information of registrant on page F-20.

LASERMASTER TECHNOLOGIES, INC. AND SUBSIDIARIES                     Schedule I
                                                                     (Continued)
CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT (PARENT ONLY)

CONDENSED STATEMENTS OF CASH FLOWS
- ---------------------------------------------------------------------------------------------------------------
                                                                              YEARS ENDED JUNE 30,
                                                                      1996             1995          1994
                                                                      ----             ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) earnings                                              $(10,461,534)   $   206,474    $ 6,663,636
  Equity in loss (earnings) of subsidiaries                          10,157,396       (449,963)    (6,719,691)
  Adjustments to reconcile net (loss) earnings to net
     cash (used in) provided by operating activities:
    Depreciation and amortization                                       368,828        504,519        393,563
    Amortization of deferred financing costs                                                           58,582
    Stock option tax benefit                                            226,000      1,535,000        861,000
    Loss (gain) on sale of property and equipment                           402           (186)           (89)
    Net change in operating current assets and liabilities             (712,331)    (1,843,912)    (1,241,340)
                                                                   ------------    -----------    -----------
        NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES            (421,239)       (48,068)        15,661

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                                  (146,461)      (366,221)      (738,789)
  Proceeds from sale of property and equipment                                           2,629          5,690
                                                                   ------------    -----------    -----------
        NET CASH USED IN INVESTING ACTIVITIES                          (146,461)      (363,592)      (733,099)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock                                              580,099        413,210        575,273
  Payments on long-term debt                                             (8,466)        (4,571)       (41,909)
  Net (payments) borrowing under short-term debt                        (41,485)         7,916         16,954
  Proceeds from long term debt                                                                         21,000
                                                                   ------------    -----------    -----------
  NET CASH PROVIDED BY FINANCING ACTIVITIES                             530,148        416,555        571,318
                                                                   ------------    -----------    -----------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                        (37,552)         4,895       (146,120)


CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                           71,484         66,589        212,709
                                                                   ------------    -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF YEAR                           $     33,932    $    71,484    $    66,589
                                                                   ============    ===========    ===========

NOTES: See consolidated financial statements for details of and changes in stockholders' equity. See Note 8 to consolidated financial statements for information regarding the convertible subordinated debentures.

        Capital lease obligations of $25,000 were incurred during the year ended June 30, 1996. No capital lease obligations were incurred during the years ended June 30, 1995 and 1994, respectively.

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

LASERMASTER TECHNOLOGIES, INC. AND SUBSIDIARIES                      Schedule II


VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED JUNE 30, 1996, 1995, AND 1994
- -----------------------------------------------------------------------------------------------------------------
                                                  Balance        Charged                                Balance
                                                 beginning       to costs            Accounts              at
                                                     of            and               written             end of
Description                                        period        expenses              off               period
- -----------                                      ----------     ----------          ----------         ----------
1996:
Allowance for doubtful accounts
  and sales returns                              $2,051,485     $1,730,491/(a)/     $1,306,497         $2,475,479

1995:
Allowance for doubtful accounts
  and sales returns                              $1,890,000     $  636,207          $  474,722         $2,051,485

1994:
Allowance for doubtful accounts
  and sales returns                              $1,945,000     $  744,930          $  799,930         $1,890,000


/(a)/ Includes special charge of $1 million to cover product returns related to the Company's older model PressMate product.