Form 10-Q
period 1996-09-29
LASERMASTER TECHNOLOGIES INC
filed 1996-11-13
CIK 857470

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the Quarter Ended September 29, 1996
                      -------------------------------------------------------

                                      or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from________________to_____________________________

Commission File No.: 0-18114
                     --------------------------------------------------------

LASERMASTER TECHNOLOGIES, INC.
-----------------------------------------------------------------------------
              (Exact name of registrant as specified in charter)

Minnesota                                                      41-1612861
-----------------------------------------------------------------------------
(State or other jurisdiction of                               (IRS Employer
incorporation or organization)                             Identification No.)


7090 Shady Oak Road, Eden Prairie, Minnesota                         55344
-----------------------------------------------------------------------------
(Address of principal executive offices)                           (zip code)

                                (612) 941-8687
-----------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

-----------------------------------------------------------------------------
    (Former name, former address and former fiscal year, if changed since last report)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.                     Yes  X    No
                                                                  ---     ---

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.                                         Yes       No
                                                                 ---      ---
                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class                                    Outstanding at 9/30/96
-----                                    ----------------------

Common Stock, $.01 par value                   14,163,455

                         PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                LASERMASTER TECHNOLOGIES, INC. AND SUBSIDIARIES
                -----------------------------------------------
                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                    ---------------------------------------

                                     ASSETS
                                     ------

                                                              September 29,   June 30,
                                                                  1996          1996
                                                              -------------  -----------
  CURRENT ASSETS:
    Cash and cash equivalents                                   $   845,995  $    90,851
    Accounts receivable, less allowance for
      doubtful accounts and sales returns of
      $2,032,000 and $2,475,000, respectively                    12,973,335   12,563,112
    Inventory                                                    15,457,647   13,524,314
    Income tax receivable                                                        400,781
    Other current assets                                          2,584,339    2,783,784
    Deferred income taxes                                         3,304,000    3,304,000
                                                                -----------  -----------
         TOTAL CURRENT ASSETS                                    35,165,316   32,666,842

  PROPERTY AND EQUIPMENT, net                                     4,587,380    5,099,560

  CAPITALIZED SOFTWARE, less accumulated
    amortization of $4,148,944 and $3,636,979 respectively        4,040,690    4,150,913

  DEFERRED INCOME TAXES                                           2,664,000    2,546,000

  ACQUIRED TECHNOLOGY, PATENTS
    AND LICENSES, less accumulated amortization
    of $1,159,446 and $1,000,154, respectively                    2,039,066    2,081,649
                                                                -----------  -----------
                                                                $48,496,452  $46,544,964
                                                                ===========  ===========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

  CURRENT LIABILITIES:
    Notes payable                                               $ 3,125,420  $ 5,381,037
    Note payable-related party                                    1,765,000    1,765,000
    Current maturities of long-term debt                          1,214,214    1,248,267
    Accounts payable                                             15,058,012   16,682,191
    Accrued payroll and payroll taxes                             1,773,390    1,915,908
    Income taxes payable                                            301,474
    Other current liabilities                                     1,309,700    1,200,264
    Deferred revenue                                              1,669,518    1,894,262
                                                                -----------  -----------
         TOTAL CURRENT LIABILITIES                               26,216,728   30,086,929

  CONVERTIBLE SUBORDINATED DEBENTURE                              2,527,830

  LONG-TERM DEBT, less current maturities                           550,676      820,095

  COMMITMENTS AND CONTINGENCIES

  STOCKHOLDERS' EQUITY:
    Common stock, $.01 par value; authorized
      30,000,000 shares; 14,163,455 and 11,426,134
      shares issued and outstanding, respectively                   141,634      114,261
    Preferred stock, $.01 par value; authorized
      5,000,000 shares; no shares issued or outstanding
    Additional paid-in capital                                   29,404,957   17,430,555
    Notes receivable - stock sales                               (8,199,998)
    Accumulated deficit                                          (2,145,375)  (1,906,876)
                                                                -----------  -----------
         TOTAL STOCKHOLDERS' EQUITY                              19,201,218   15,637,940
                                                                -----------  -----------
                                                                $48,496,452  $46,544,964
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

                LASERMASTER TECHNOLOGIES, INC. AND SUBSIDIARIES
                -----------------------------------------------
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
               -------------------------------------------------


                                                       Three Months Ended
                                                --------------------------------
                                                 September 29,      September 30,
                                                     1996               1995
                                                -------------       ------------
NET SALES                                        $21,452,300        $21,265,871

COST OF GOODS SOLD                                13,522,000         12,727,157
                                                 -----------        -----------
       GROSS PROFIT                                7,930,300          8,538,714

OPERATING EXPENSES:
  Sales and Marketing                              4,102,172          5,401,481
  Research and Development                         1,433,566          1,296,651
  General and Administrative                       2,354,750          2,874,061
                                                 -----------        -----------
                                                   7,890,488          9,572,193
                                                 -----------        -----------
       OPERATING PROFIT (LOSS)                        39,812         (1,033,479)

OTHER INCOME (EXPENSE):
  Interest expense                                  (419,227)          (340,449)
  Interest income                                      9,922              4,479
  Other income                                        12,994             54,914
                                                 -----------        -----------
                                                    (396,311)          (281,056)
                                                 -----------        -----------

LOSS BEFORE INCOME TAXES                            (356,499)        (1,314,535)
INCOME TAX BENEFIT                                   118,000            394,000
                                                 -----------        -----------

NET LOSS                                         $  (238,499)       $  (920,535)
                                                 ===========        ===========

NET LOSS PER COMMON SHARE:                       $      (.02)       $      (.08)

Weighted average common shares outstanding        11,928,840         12,125,312

                See notes to consolidated financial statements.

                LASERMASTER TECHNOLOGIES, INC. AND SUBSIDIARIES
                -----------------------------------------------
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
               -------------------------------------------------

                                                                Three Months Ended
                                                          ------------------------------
                                                          September 29,    September 30,
                                                               1996             1995
                                                          -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Loss                                               $  (238,499)     $  (920,535)
    Adjustments to reconcile net loss to net
      cash used in operating activities:
        Depreciation and amortization                        1,266,583        1,400,463
        Amortization of deferred financing costs                55,346           30,320
        Loss on sale of property and equipment                  39,051            7,908
        Gain on settlement of product quality issues        (1,416,665)
        Deferred income taxes                                 (118,000)
    Change in current assets and current liabilities:
        Accounts receivable                                   (410,223)       3,259,959
        Inventory                                             (516,668)         978,367
        Other current assets                                   144,099         (307,127)
        Income tax receivable                                  400,781          (98,732)
        Accounts payable                                        44,135       (3,952,150)
        Accrued payroll and payroll taxes                     (142,518)        (657,779)
        Other current liabilities                              109,436         (102,060)
        Income taxes payable                                   301,474         (201,768)
        Deferred revenue                                      (224,744)         259,061
                                                           -----------      -----------
NET CASH USED IN OPERATING ACTIVITIES                         (706,412)        (304,073)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property and equipment                       (128,277)        (376,742)
    Additions to capitalized software costs                   (401,742)        (758,483)
    Proceeds from sale of property and equipment                 6,080           11,318
    Additions to patents and other assets                     (116,709)        (323,572)
                                                           -----------      -----------
NET CASH USED IN INVESTING ACTIVITIES                         (640,648)      (1,447,479)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Issuance of Common Stock                                 3,801,777          159,975
    Net repayments under revolving credit lines             (1,396,101)      (1,659,388)
    Net borrowing from related parties                                        2,965,000
    Additions to long-term debt                                                 159,003
    Payments on long-term debt                                (303,472)        (249,697)
                                                           -----------      -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                    2,102,204        1,374,893
                                                           -----------      -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               755,144         (376,659)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                90,851          607,223
                                                           -----------      -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $   845,995      $   230,564
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

                LASERMASTER TECHNOLOGIES, INC. AND SUBSIDIARIES
                -----------------------------------------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------


1.   Basis of presentation -

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Annual Report on Form 10-K of LaserMaster Technologies, Inc. and subsidiaries (the "Company") for the year ended June 30, 1996. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended September 29, 1996 are not necessarily indicative of the results that may be expected for the year ending June 30, 1997.

     Effective July 1, 1996 the Company changed its accounting periods whereby each quarter ends on the Sunday closest to the end of the quarter, except for the fourth quarter which ends on June 30. As a result, information reported for the first quarter of fiscal 1997 is as of September 29, 1996, and for the three months ended September 29, 1996. Management does not believe this change has a material impact on comparability to prior periods.


2.   Inventory -

     Inventory consists of the following:

                                        September 29,       June 30,
                                            1996              1996
                                        -------------     -----------
     Raw materials
         Purchased printer engines       $   263,116      $   469,870
         Completed subassemblies           2,959,213        3,053,985
         Raw materials                     5,607,861        5,994,178
     Work in process                         574,064          436,753
     Finished goods                        6,053,393/a/     3,569,528
                                         -----------      -----------
                                         $15,457,647      $13,524,314
                                         ===========      ===========

     /a/Includes $1.4 million in products to be received from supplier in settlement of quality issues.


3.   Convertible Subordinated Debenture -

     In September 1996, the Company entered into a series of agreements with one of its largest trade creditors, Marubeni International Electronics Corp. ("Marubeni"), converting approximately $1.7 million of trade payables and a promissory note of $859,516 into a $2.56 million convertible subordinated debenture. The debenture is due September 12, 1998 together with accrued interest at an annual rate of 8.0%. The debenture contains voluntary, automatic and mandatory conversion provisions. Under the voluntary conversion provision, the debenture is convertible in whole or in part into common stock of the Company at $6.00 per share at any time that the market price of the Company's common stock is less than $6.00 per share. The debenture is automatically converted at the rate of 30,000 shares a week at the market price of the common stock at any time that the market price equals or exceeds $6.00 per share. The automatic conversion provision contains limited price protection under certain circumstances. Under the mandatory conversion provision, the debenture will be converted on a quarterly basis at market prices and in share quantities equal to specified threshold amounts, less any shares converted under the other provisions. The mandatory provision is effective for the quarter ending March 31, 1997 and continues until the debenture is fully converted. The debenture contains certain registration rights and also limits the number of shares that may be sold in the open market in any one week. A related agreement with the supplier of the product purchased from Marubeni, requires the supplier to provide approximately $1.4 million in inventory to the Company in resolution of quality issues with a product previously supplied by the Marubeni.


4.   Stockholders' Equity -

     In September 1996, the Company privately placed 2,285,715 shares of its common stock for a purchase price of $4.375 per share, together with warrants to purchase an additional 2,285,715 shares with an exercise price of $7.00 per share, for an aggregate consideration of $10 million. Of such shares, 1,371,429 shares were sold to Sihl-Zurich Paper Mill on Sihl AG, a Swiss corporation ("Sihl"), for $6 million in promissory notes of which $3.8 million was paid in September 1996 and $2.2 million was paid in October 1996. Sihl conditioned its investment on an investment of $4 million by the Company's Chief Executive Officer or an entity with which he is affiliated. In satisfaction of such condition, TimeMasters, Inc. and affiliates (the "TimeMasters Group" or "TMI") purchased 914,286 shares for $4 million and received warrants to purchase an additional 914,286 shares at $7.00 per share. The $4 million aggregate purchase price is represented by promissory notes of which $2.2 million has been paid as of October 31, 1996. The Company anticipates applying the remaining $1.8 million of the proceeds yet to be received from these transactions to repayment of LMC's indebtedness to TMI by direct payment or by offset. The warrants issued to TMI and Sihl have a term of eight years and may be exercised at any time.

     In September 1996, the Company also privately placed 410,256 shares of its common stock at a purchase price of $4.875 per share for a total of $2 million. The shares were issued to General Electric Capital Corporation, the Company's senior lender, together with warrants to purchase an additional 471,286 shares at an exercise price of $6.79 per share.


5. Supplemental disclosure of cash flow information and non-cash financing activities -

     The Company paid and received cash for the following items:


                                                       Three Months Ended
                                                 ------------------------------
                                                 September 29,    September 30,
                                                     1996             1995
                                                 -------------    -------------
     Interest paid                                  $365,233         $423,831
     Income tax refunds received, net                702,255           93,500

     Financing transactions not affecting cash during the three months ended:

                                                             September 29,    September 30,
                                                                 1996               1995
                                                             -------------    -------------
     Accounts payable converted to subordinated debenture      $1,668,314
     Note payable converted to subordinated debenture             859,516
     Common stock issued for notes receivable                   8,199,998



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

This Management's Discussion and Analysis contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). Realization of these forward looking statements is subject to a number of risks, including the Company's continuing need for additional cash, sensitivity of the Company to technology changes in the computer printing industry and intense competition in that industry, the Company's dependence on sales of newer products with untested market acceptance, dependence on numerous product components that are available from single sources, fluctuations in quarterly operating performance, the strength of the Company's intellectual property protection, the costs of pending litigation, and the size of the Company's international operations. These and other factors which are set forth in Exhibit 99 to this Form 10-Q have caused wide fluctuations in the market price of the Company's common stock and can be expected to cause similar fluctuations in the future. Refer to Exhibit 99 of this Form 10-Q for certain important cautionary factors, risks and uncertainties related to forward-looking statements.

Net sales for the three months ended September 29, 1996 were $21.5 million compared to $21.3 million in the same period one year ago. Net loss for the three months ended September 29, 1996 was $238,000 or $.02 per share compared to a net loss of $921,000 or $.08 per share in the same period one year ago.


RESULTS OF OPERATIONS

The following table sets forth certain items from the Company's Consolidated Statements of Operations expressed as a percentage of net sales:

                                                Three Months Ended
                                          ------------------------------
                                          September 29,    September 30,
                                              1996             1995
                                          -------------    -------------
     Net Sales .......................        100.0%           100.0%
     Cost of goods sold ..............         63.0             59.9
                                              -----            -----
       Gross profit ..................         37.0             40.1
     Expenses:
         Sales and marketing .........         19.1             25.4
         Research and development ....          6.7              6.1
         General and administrative ..         11.0             13.5
                                              -----            -----
           Total operating expenses ..         36.8             45.0
                                              -----            -----
     Operating profit (loss) .........           .2             (4.9)
     Other income (expense):
         Interest expense ............         (2.0)            (1.6)
         Other .......................          0.1              0.3
                                              -----            -----
     Loss before income taxes ........         (1.7)            (6.2)
     Income tax benefit ..............           .6              1.9
                                              -----            -----
     Net Loss ........................         (1.1)%           (4.3)%
                                              =====            =====

Net Sales. Net sales for the three months ended September 29, 1996 were $21.5 million compared to $21.3 million in the same period one year ago and $23.8 million in the quarter ended June 30, 1996. During the September 1996 quarter, the Company recorded hardware/software sales of $11.8 million or 55% of total net sales compared to $13.9 million or 65% of total net sales in the same period one year ago and $13.4 million or 56% of net sales in the quarter ended June 30, 1996. During the September 1996 quarter, the Company recorded consumables sales, consisting primarily of ink, media, film, maintenance contracts and spare parts, of $9.7 million or 45% of total net sales compared to $7.4 million or 35% of total net sales in the same period one year ago and $10.4 million or 44% of net sales in the quarter ended June 30, 1996.

Net sales in the September 1996 quarter, while relatively consistent with the same period one year ago, have come more from the Company's Big Color products and less from the plain-paper typesetting products than in the same period one year ago. This trend is expected to continue as the Company introduces additional Big Color products such as DisplayMaker/(R)/ Express, which was introduced late in the December 1995 quarter, and DesignWinder/TM/, which is scheduled to be shipped in production quantities in the December 1996 quarter. The decline in plain-paper typesetter sales in the quarter ended September 29, 1996, as compared to the same quarter last year, was largely offset by increases in sales of Big Color products including DisplayMaker Express. Nevertheless, quality and supply problems with certain DisplayMaker Express hardware components in the first quarter of fiscal 1997 caused net sales of that product to decline 35% from net sales in the immediately preceding quarter. The Company devoted a considerable amount of time and resources to make certain that purchasers of DisplayMaker Express do not suffer from quality issues. Customer misuse, evolving hardware systems and general inexperience with this new product, however, has caused damage to many of the printer heads in use in the field. Such heads are only available from a single source and that source has been unable to meet the

Company's needs. Although the Company believes that it satisfied the field repair requirements of DisplayMaker Express customers, its inability to obtain more heads resulted in several unit returns and affected the product's reputation making it more difficult to sell new machines. This resulted in lower net revenue in the September 1996 quarter than expected. Progress has been made on these issues and quality and head production levels are expected to increase in the second quarter. The Company also anticipates that sales of DesignWinder, a LaserMaster designed and manufactured drum-based wide format inkjet printer will contribute to increased Big Color revenue in the quarter ending December 31, 1996.

International Sales. The following table sets forth international sales by region expressed in thousands and as a percentage of net sales:

                                              Three Months Ended
                                       --------------------------------
                                        September 29,     September 30,
                                             1996              1995
                                       ---------------   --------------
        Europe .....................   $ 4,538   21.1%   $4,014   18.9%
        Japan, Asia, Pacific .......     3,753   17.5     2,631   12.4
        Latin America ..............     1,386    6.5       916    4.3
        Canada .....................       347    1.6       754    3.5
                                       -------   ----    ------   ----
        Total international sales ..   $10,024   46.7%   $8,315   39.1%
                                       =======   ====    ======   ====

The increase in Asian and Latin American sales over the prior year is due primarily to sales of DisplayMaker Express.

Gross Profit. Gross profit, expressed as a percent of net sales, was 37.0% in the quarter ended September 29, 1996 compared to 40.1% in the same period one year ago and 37.3% (excluding special charges) in the fourth quarter of fiscal 1996. Included in the Company's results for the first quarter of fiscal 1997 is a $1.4 million reduction in costs of goods sold related to the settlement of a product quality claim with one of its suppliers. Excluding the effects of the benefit from the quality claim, the Company's gross profit was 30.4%. Gross profit as a percent of net sales decreased from the fourth quarter of fiscal 1996 as a result of several factors which can be broken into two distinct groups.

The first group consists of those factors that are considered temporary and include costs related to component quality issues with DisplayMaker Express and ColorMark/(R)/ Pro 1600 suppliers, replacement of 400 ml Big Ink/TM/ packs with the newly released 500 ml size, and a product mix shift in sales whereby fewer higher-margin DisplayMaker Express print engines were sold, as a percent of total net sales, in the first quarter of fiscal 1997 than in the fourth quarter of fiscal 1996. DisplayMaker Express hardware sales represented 18% of total net sales in the fourth quarter of fiscal 1996 and 13% of total net sales in the first quarter of fiscal 1997. These factors represent approximately five percentage points of the decline.

The second group consists of those factors that are considered longer-term in nature and are in response to market conditions and consist primarily of generally lower selling prices on certain ink products. These factors represent approximately two percentage points of the decline. The Company intends to address its gross margin decline by offering a variety of new high-quality ColorMark media and ink products for its Big Color printers. These additional offerings could have a positive impact on gross margins going forward.

Operating Expenses. Sales and marketing expenses were $4.1 million in the quarter ended September 29, 1996 compared to $5.4 million in the same period one year ago. The decrease in sales and marketing expenses consists of a $918,000 decrease in sales expenses and a $502,000 decrease in marketing expenses, offset by a $121,000 increase in technical support expenses from the prior year.

Research and development expenditures were $1.8 million in the September 1996 quarter, of which $401,000 was capitalized, compared to $2.1 million, of which $758,000 was capitalized, in the same period one year ago.

General and administrative expenses were $2.4 million in the September 1996 quarter compared to $2.9 million in the same period one year ago.

The reduction in sales expenses, research and development expenditures, and general and administrative expenses from the prior year is due primarily to cost reduction efforts implemented in the fourth quarter of fiscal 1996. These cost reduction efforts included the consolidation of certain foreign sales offices along with personnel reductions throughout the Company.

Other. Interest expense was $419,000 in the September 1996 quarter compared to $340,000 in the same period one year ago. The increase in interest expense is primarily due to increased interest-bearing trade credit arrangements with Company suppliers and also outstanding debt with related parties for the full quarter in fiscal 1996 compared to only a few weeks in fiscal 1995.

The Company's effective tax rate was 33% in the September 1996 quarter compared to 30% in the same period one year ago.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities during the three months ended September 29, 1996 was $706,000 compared to $304,000 for the same period one year ago. The Company's cash flow was affected by a net loss for the September 1996 quarter of $238,000 compared to a net loss of $921,000 for the September 1995 quarter. Included in the September 1996 net loss is a non-cash gain of $1.4 million related to a settlement of product quality issues with a supplier. Cash flow was positively affected by the receipt of an income tax refund, net of income tax payments made, of $702,000 in the September 1996 quarter. Accounts receivable increased by $410,000 during the quarter ended September 29, 1996 compared to a decrease of $3.3 million in the same period one year ago. Inventory increased by $517,000, excluding the non-cash gain from settlement of product quality issues, during the quarter ended September 29, 1996 compared to a decrease of $978,000 in the same period one year ago. Accounts payable increased $44,000 during the quarter ended September 29, 1996 compared to a decrease of $4.0 million in the same period one year ago.

Net cash used in investing activities was $641,000 during the quarter ended September 29, 1996 compared to $1.4 million in the same period one year ago. Investment in capital equipment was $128,000 in the September 1996 quarter compared to $377,000 in the same period one year ago. Investment in intellectual property was $117,000 in the September 1996 quarter compared to $324,000 in the same period one year ago. The Company capitalized $402,000 of software development costs in the September 1996 quarter compared to $758,000 in the same period one year ago.

Net cash provided by financing activities was $2.1 million during the quarter ended September 29, 1996 compared to $1.4 million in the same period one year ago. Included in the September 1996 quarter is $3.8 million in proceeds from the issuance of common stock, net of transaction costs. The primary source of financing in the September 1995 quarter was $3.0 million in borrowings from related parties. Net repayments under revolving credit lines were $1.4 million in the quarter ended September 29, 1996 compared to $1.7 million in the same period one year ago.

In September 1996, the Company privately placed 2,285,715 shares of its common stock for a purchase price of $4.375 per share, together with warrants to purchase an additional 2,285,715 shares with an exercise price of $7.00 per share, for an aggregate consideration of $10 million. Of such shares, 1,371,429 shares were sold to Sihl-Zurich Paper Mill on Sihl AG, a Swiss corporation ("Sihl"), for $6 million in promissory notes of which $3.8 million was paid in September 1996 and $2.2 million was paid in October 1996. Sihl conditioned its investment on an investment of $4 million by the Company's Chief Executive Officer or an entity with which he is affiliated. In satisfaction of such condition, TimeMasters, Inc. and affiliates (the "TimeMasters Group" or "TMI") purchased 914,286 shares for $4 million and received warrants to purchase an additional 914,286 shares at $7.00 per share. The $4 million aggregate purchase price is represented by promissory notes of which $2.2 million has been paid as of October 31, 1996. The Company anticipates applying the remaining $1.8 million of the proceeds yet to be received from these transactions to repayment of LMC's indebtedness to TMI by direct payment or by offset. The warrants issued to TMI and Sihl have a term of eight years and may be exercised at any time.

In September 1996, the Company also privately placed 410,256 shares of its common stock at a purchase price of $4.875 per share for a total of $2 million. The shares were issued to General Electric Capital Corporation, the

Company's senior lender, together with warrants to purchase an additional 471,286 shares at an exercise price of $6.79 per share.



                          PART II. OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

In prior reports on Form 10-Q and the Annual Report on Form 10-K for the year ending June 30, 1996, the Company has reported on a consolidated lawsuit originally filed by a shareholder, John Becker, alleging violations of the Securities and Exchange Act of 1934. The suit alleges that the Company and the named individual defendants knew of material, negative, non-public information and withheld such information from the public so as to intentionally cause a fraud on the market. The suit further alleges that the individual defendants personally benefitted by selling shares of Company common stock over a one year period. One named director was dismissed from the suit without prejudice in February, 1996. The three remaining defendants may have the right to indemnification from the Company for their defense and any liability costs. The Company does not believe it has insurance coverage for the claims alleged against it in this suit; however, the officers and directors may have coverage for certain claims which have been alleged under the Directors' and Officers' insurance policies in effect at the relevant time. The case is in the early stages of discovery and the plaintiffs' total damage claim has not been articulated. The Company believes the suit is without merit and continues to vigorously defend the matter. On October 4, 1996, the Court heard plaintiffs' motion to certify the matter as a class action wherein all purchasers of the Company's stock during the period from December 3, 1993 through December 8, 1994 define the class membership. The Court has not yet ruled on this motion. If the lawsuit is not resolved by settlement or a final judgement within the limits and coverage of the applicable Directors' and Officers' insurance, this matter could have a material adverse effect on the financial condition of the Company.

In the Company's report on Form 10-Q for the quarter ending September 30, 1995 the Company first reported on the suit filed by LaserMaster Corporation (LMC) against Sentinel Imaging, a division of Sentinel Business Systems, Inc. LMC has alleged, among other things, patent infringement, trademark infringement, Lanham Act violations, misappropriation of trade secrets, and state unfair competition claims related to LaserMaster's patented Big Ink delivery system and ColorMark color management system. Sentinel Imaging has counterclaimed for false advertising, patent misuse and unfair competition by LaserMaster. On August 27, 1996, the federal magistrate assigned to the matter issued a Report and Recommendation supporting the motion of Sentinel to dismiss patent infringement claims against one of two Sentinel products. LMC filed its objections and the Court has not yet ruled on the motion. The case is currently in the final stages of discovery and is expected to be scheduled for trial sometime after January 1, 1997. If LMC does not prevail on its claims and Sentinel does prevail on the counter claims it has alleged, the outcome of these proceedings could have a material adverse effect on the Company.

The Company is currently pursing a claim of approximately $400,000 arising out of the loss during shipment to the Company of certain components prior to delivery. At this time there is no assurance that the Company will be successful in recovering the loss from any of the parties involved in the transaction, the freight carrier, or the insurers for the Company.

The Company is also involved in legal proceedings related to customer credit and product warranty and performance issues in the normal course of business. In certain proceedings the claimants have alleged claims for exemplary or punitive damages which may not bear a direct relationship to the alleged actual incurred damages. If a claimant were successful in their claim for punitive damages, such damages could have a material adverse effect on the financial position of the Company. At this time none of the proceedings or claims are expected to have a material effect on the Company's financial position.

See Exhibit 99, attached, for additional discussion of risks factors related to legal proceedings.

ITEM 2:  CHANGES IN SECURITIES

Nothing to report.


ITEM 3:  DEFAULTS UPON SENIOR SECURITIES

Nothing to report.


ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Nothing to report.


ITEM 5:  OTHER INFORMATION

In accordance with the purchase agreement for the sale of the convertible subordinated debenture to Marubeni International Electronics Corp., the Company filed a Registration Statement in October 1996, relating to the resale of the stock acquired upon conversion of the debenture. The Registration Statement was declared effective on November 6, 1996. Pursuant to the debenture purchase agreement and the Registration Statement, no more than 30,000 shares of stock may be sold by Marubeni in any calendar week.


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



/s/Timothy N. Thurn
-------------------
Timothy N. Thurn
Treasurer



Dated:  November 13, 1996