Form 10-Q
period 1996-12-29
LASERMASTER TECHNOLOGIES INC
filed 1997-02-12
CIK 857470

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended December 29, 1996
                      ---------------------------------------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from___________________to______________________

Commission File No.: 0-18114
                     ----------------------------------------------------------

LASERMASTER TECHNOLOGIES, INC.
-------------------------------------------------------------------------------
               (Exact name of registrant as specified in charter)

Minnesota                                                41-1612861
-------------------------------------------------------------------------------
  (State or other jurisdiction                              (IRS Employer
of incorporation or organization)                         Identification No.)

7090 Shady Oak Road, Eden Prairie, Minnesota               55344
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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class                                    Outstanding at 12/29/96
-----                                    -----------------------

Common Stock, $.01 par value                    14,225,049

                         PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                LASERMASTER TECHNOLOGIES, INC. AND SUBSIDIARIES
                -----------------------------------------------
                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                    ---------------------------------------

                                    ASSETS
                                    ------

                                                        December 29,        June 30,
                                                            1996              1996
                                                        ------------       -----------
CURRENT ASSETS:
  Cash and cash equivalents                              $ 2,229,863       $    90,851
  Accounts receivable, less allowance for
    doubtful accounts and sales returns of
    $2,184,000 and $2,475,000, respectively               15,012,079        12,563,112
  Inventory                                               17,415,624        13,524,314
  Income tax receivable                                                        400,781
  Other current assets                                     3,149,415         2,783,784
  Deferred income taxes                                    3,304,000         3,304,000
                                                         -----------       -----------
       TOTAL CURRENT ASSETS                               41,110,981        32,666,842

PROPERTY AND EQUIPMENT, NET                                4,126,623         5,099,560

CAPITALIZED SOFTWARE, less accumulated
  amortization of $4,707,015 and $3,636,979,
  respectively                                             3,961,326         4,150,913

DEFERRED INCOME TAXES                                      2,901,000         2,546,000

ACQUIRED TECHNOLOGY, PATENTS
AND LICENSES, less accumulated amortization
of $1,355,406 and $1,000,154, respectively                 1,971,953         2,081,649
                                                         -----------       -----------
                                                         $54,071,883       $46,544,964
                                                         ===========       ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

CURRENT LIABILITIES:
  Notes payable                                          $ 3,627,030       $ 5,381,037
  Notes payable-related party                                                1,765,000
  Current maturities of long-term debt                     1,055,611         1,248,267
  Accounts payable                                        14,771,546        16,682,191
  Accrued payroll and payroll taxes                        1,732,037         1,915,908
  Income taxes payable                                       299,874
  Other current liabilities                                1,213,638         1,200,264
  Deferred revenue                                         1,474,497         1,894,262
                                                         -----------       -----------
TOTAL CURRENT LIABILITIES                                 24,174,233        30,086,929

CONVERTIBLE SUBORDINATED DEBENTURE                         2,347,830

LONG-TERM DEBT, less current maturities                      400,379           820,095

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value; authorized
    30,000,000 shares; 14,225,049 and 11,426,134
    shares issued and outstanding, respectively              142,250           114,261
  Preferred stock, $.01 par value; authorized
    5,000,000 shares; no shares issued or outstanding
  Additional paid-in capital                              29,635,360        17,430,555
  Accumulated deficit                                     (2,628,169)       (1,906,876)
                                                         -----------       -----------
       TOTAL STOCKHOLDERS' EQUITY                         27,149,441        15,637,940
                                                         -----------       -----------
                                                         $54,071,883       $46,544,964
                                                         ===========       ===========

                See notes to consolidated financial statements.

                LASERMASTER TECHNOLOGIES, INC. AND SUBSIDIARIES
                -----------------------------------------------
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
               -------------------------------------------------

                                                Three Months Ended                  Six Months Ended
                                       -------------------------------------   -------------------------
                                          December 29,        December 31,     December 29,   December 31,
                                              1996                1995             1996           1995
                                       -------------------  ----------------   -------------  ----------
NET SALES                                     $24,596,638        $25,340,000    $46,048,939    $46,605,871

COST OF GOODS SOLD                             16,747,460         15,441,860     30,269,461     28,169,017
                                              -----------        -----------    -----------    -----------
      GROSS PROFIT                              7,849,178          9,898,140     15,779,478     18,436,854

OPERATING EXPENSES:
  Sales and Marketing                           4,472,868          5,065,279      8,575,035     10,466,760
  Research and Development                      1,516,550          1,624,430      2,950,119      2,921,081
  General and Administrative                    2,424,654          2,610,273      4,779,406      5,484,334
                                              -----------        -----------    -----------    -----------
                                                8,414,072          9,299,982     16,304,560     18,872,175
                                              -----------        -----------    -----------    -----------
       OPERATING (LOSS) PROFIT                   (564,894)           598,158       (525,082)      (435,321)

OTHER INCOME (EXPENSE):
  Interest expense                               (331,080)          (445,103)      (750,309)      (785,552)
  Interest income                                 104,060              4,428        113,983          8,907
  Other income (expense)                           72,120            (45,225)        85,115          9,689
                                              -----------        -----------    -----------    -----------
                                                 (154,900)          (485,900)      (551,211)      (766,956)
                                              -----------        -----------    -----------    -----------

(LOSS) EARNINGS BEFORE INCOME TAXES              (719,794)           112,258     (1,076,293)    (1,202,277)
INCOME TAX BENEFIT (PROVISION)                    237,000            (33,000)       355,000        361,000
                                              -----------        -----------    -----------    -----------

NET (LOSS) EARNINGS                           $  (482,794)       $    79,258    $  (721,293)   $  (841,277)
                                              ===========        ===========    ===========    ===========

PER COMMON SHARE:
  Net (Loss) Earnings                               $(.03)              $.01          $(.06)         $(.07)

Weighted average common and dilutive
common equivalent shares outstanding           14,198,535         12,181,825     13,063,688     12,133,851

                See notes to consolidated financial statements.

                LASERMASTER TECHNOLOGIES, INC. AND SUBSIDIARIES
                -----------------------------------------------
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
               -------------------------------------------------

                                                                 Six Months Ended
                                                           ----------------------------
                                                           December 29,   December 31,
                                                               1996           1995
                                                           -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                                  $  (721,293)   $  (841,277)
  Adjustments to reconcile net loss to net
    cash (used in) provided by operating activities:
     Depreciation and amortization                            2,604,921      2,860,056
     Amortization of deferred financing costs                   110,693         63,141
     Loss on sale of property and equipment                      94,832         46,915
     Gain on settlement of product quality issues            (1,416,665)
     Deferred income taxes                                     (355,000)
  Change in current assets and current liabilities:
      Accounts receivable                                    (2,467,682)     2,203,935
      Inventory                                              (2,474,645)       691,142
      Other current assets                                     (476,324)      (664,797)
      Income tax receivable                                     400,781        (67,232)
      Accounts payable                                         (188,617)    (3,362,346)
      Accrued payroll and payroll taxes                        (183,871)      (403,966)
      Other current liabilities                                  13,374        (70,301)
      Income taxes payable                                      299,874       (201,768)
      Deferred revenue                                         (419,765)       684,687
                                                            -----------    -----------
NET CASH (USED IN) PROVIDED BY
 OPERATING ACTIVITIES                                        (5,179,387)       938,189

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in notes receivable - related party               (585,000)
  Collection of notes receivable - related party                585,000
  Additions to property and equipment                          (318,970)    (1,048,992)
  Additions to capitalized software costs                      (880,449)    (1,486,823)
  Proceeds from sale of property and equipment                   17,443         26,988
  Additions to patents and other assets                        (245,556)      (686,007)
                                                            -----------    -----------
NET CASH USED IN INVESTING ACTIVITIES                        (1,427,532)    (3,194,834)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of Common Stock                     10,252,794        334,945
  Net (payments) borrowing under revolving credit lines        (894,491)       620,072
  Proceeds from note payable to related party                                1,765,000
  Proceeds from long-term debt                                                 159,003
  Payments on long-term debt                                   (612,372)      (509,243)
                                                            -----------    -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                     8,745,931      2,369,777
                                                            -----------    -----------

INCREASE IN CASH AND CASH EQUIVALENTS                         2,139,012        113,132

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                                      90,851        607,223
                                                            -----------    -----------
CASH AND CASH EQUIVALENTS AT END
  OF PERIOD                                                 $ 2,229,863    $   720,355
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

                LASERMASTER TECHNOLOGIES, INC. AND SUBSIDIARIES
                -----------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


1. Basis of presentation -

   The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Annual Report on Form 10-K of LaserMaster Technologies, Inc. and subsidiaries (the "Company") for the year ended June 30, 1996. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended December 29, 1996 are not necessarily indicative of the results that may be expected for the year ending June 30, 1997.

   Effective July 1, 1996 the Company changed its accounting periods whereby each quarter ends on the Sunday closest to the end of the quarter, except for the fourth quarter which ends on June 30. As a result, information reported for the second quarter of fiscal 1997 is as of December 29, 1996, and for the three months and six months ended December 29, 1996. Management does not believe this change has a material impact on comparability to prior periods.


2. Inventory -

   Inventory consists of the following:

                                                                  December 29,        June 30,
                                                                      1996              1996
                                                                   -----------       -----------
   Raw materials
        Purchased printer engines                                  $   373,867      $   469,870
        Completed subassemblies                                      2,179,519        3,053,985
        Raw materials                                                5,718,695        5,994,178
   Work in process                                                     700,864          436,753
   Finished goods
        Hardware/software                                            3,289,137        2,273,131
        Consumables                                                  5,153,542        1,296,397
                                                                   -----------      -----------
                                                                   $17,415,624      $13,524,314
                                                                   ===========      ===========

3. Supplemental disclosure of cash flow information and non-cash financing activities -

                                                                         Six Months Ended
                                                                  ------------------------------
                                                                    December 29,    December 31,
                                                                        1996            1995
                                                                  ----------------  ------------
   The Company paid and received cash for the following items:

        Interest paid                                                $  709,935        $877,845
        Income tax refunds received, net                                700,655          92,000

   Financing transactions not affecting cash:

        Accounts payable converted to subordinated debenture          1,668,314
        Note payable converted to subordinated debenture                859,516
        Note payable to TMI plus accrued interest offset
           against note receivable from TMI resulting from
           stock sale plus accrued interest                           1,818,715
        Convertible subordinated debenture converted into
           common stock                                                 180,000
        Capital lease obligations                                                       152,405

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

This Management's Discussion and Analysis contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). These forward looking statements are subject to a number of risks, including the Company's continuing need for additional cash, sensitivity of the Company to technology changes in the computer printing industry and intense competition in that industry, the Company's dependence on sales of newer products with untested market acceptance, dependance on numerous product components that are available from single sources, fluctuations in quarterly operating performance, the strength of the Company's intellectual property protection, the costs of pending litigation, and the size of the Company's international operations. These and other factors which are set forth in
Exhibit 99 to this Form 10-Q have caused wide fluctuations in the market price of the Company's common stock and can be expected to cause similar fluctuations in the future. Refer to Exhibit 99 of this Form 10-Q for certain important cautionary factors, risks and uncertainties related to forward-looking statements.

RESULTS OF OPERATIONS

Net sales for the three months ended December 29, 1996 were $24.6 million compared to $25.3 million for the same period one year ago. Net loss for the three months ended December 29, 1996 was $483,000 or $.03 per share compared to net income of $79,000 or $.01 per share for the three months ended December 31, 1995. Net sales for the six months ended December 29, 1996 were $46.0 million compared to $46.6 million for the same period one year ago. Net loss for the six months ended December 29, 1996 was $721,000 or $.06 per share compared to $841,000 or $.07 per share for the six months ended December 31, 1995.

The following table sets forth certain items from the Company's Consolidated Statements of Operations expressed as a percentage of net sales:

                                            Three months ended                Six months ended
                                       ----------------------------    --------------------------------
                                       December 29,   December 31,      December 29,     December 31,
                                           1996           1995             1996             1995
                                       -------------  -------------    -------------  -----------------
Net sales                                     100.0%         100.0%         100.0%             100.0%
Cost of goods sold                             68.1           60.9           65.7               60.4
                                              -----          -----          -----              -----
  Gross profit                                 31.9           39.1           34.3               39.6
Operating expenses:
  Sales and marketing                          18.2           20.0           18.6               22.4
  Research and development                      6.2            6.4            6.4                6.3
  General and administrative                    9.8           10.3           10.4               11.8
                                              -----          -----          -----              -----
  Total operating expenses                     34.2           36.7           35.4               40.5
                                              -----          -----          -----              -----
Operating (loss) profit                        (2.3)           2.4           (1.1)              (0.9)
Other income (expense):
  Interest expense                             (1.3)          (1.8)          (1.6)              (1.7)
  Interest income                                .4            0.0             .2                0.0
  Other                                          .3           (0.2)            .2                0.0
                                              -----          -----          -----              -----
(Loss) earnings before income taxes            (2.9)           0.4           (2.3)              (2.6)
Income tax benefit provision                    0.9           (0.1)            .8                0.8
                                              -----          -----          -----              -----

Net (loss) earnings                            (2.0)%          0.3%          (1.5)%             (1.8)%
                                              =====          =====          =====              =====

Net Sales. During the December 1996 quarter, the Company recorded hardware/software sales of $12.4 million or 50.4% of total net sales compared to $15.8 million or 62.5% of total net sales in the same period one year ago and $11.8 million or 55.0% of total net sales in the quarter ended September 29, 1996.

The decrease in hardware/software sales from the previous year is primarily attributed to significant decreases in sales of the Company's plain paper typesetting products and PressMate(R), a proprietary chemical-free imagesetter which was introduced by the Company in 1994. In addition, sales of DisplayMaker Professional(R) also decreased from the previous year. These decreases were partially offset by $3.1 million in sales of DesignWinder(TM). DesignWinder is the Company's third proprietary printer which began shipping in production quantities in the December 1996 quarter. Hardware/software sales increased from the September 1996 quarter as a result of DesignWinder revenues despite decreases in sales in all of the Company's other hardware products during the quarter.

The Company expects that sales of plain-paper typesetting products, PressMate, and DisplayMaker Professional will continue to decline throughout the next several quarters as the Company reduces its marketing efforts for these products in favor of more heavily promoting its proprietary Big Color(R) printers, particularly DesignWinder.

During the December 1996 quarter, the Company recorded consumables sales, consisting primarily of ink, media, film, maintenance contracts and spare parts, of $12.2 million or 49.6% of total net sales compared to $9.5 million or 37.5% of total net sales in the same period one year ago and $9.7 million or 45.0% of total net sales in the quarter ended September 29, 1996.

The increase in consumables sales from the prior year is primarily due to an increase in the installed base of Big Color printers, including DisplayMaker Professional, DisplayMaker Express and DesignWinder. The increase in consumables sales from the September 1996 quarter is primarily due to the introduction of new ink and media offerings designed for outdoor use and the initial consumables orders with DesignWinder shipments.

The Company expects that consumables sales will continue to increase over the long-term as the installed base of printers increases and new consumable products are introduced. Consumables revenue may fluctuate from quarter to quarter however, depending on the timing of new product introductions and shifting marketing emphasis to proprietary engine platforms made by the Company.

During the December 1996 quarter, the Company retrofitted the majority of the installed base of DisplayMaker Express printers with the new FloTek(TM) Jetting System that is designed to improve the functionality and to simplify startup procedures of the machine. The FloTek Jetting System is a software and hardware change to assist in clearing ink jets as part of the start-up procedure. These upgrades were made by the Company at no charge to the installed base. In conjunction with this upgrade, the Company introduced Print & Hang(TM) media for the DisplayMaker Express that is designed for outdoor use without expensive overlaminates. The upgrade and additional media were well received and have resulted in improved field performance of the machine and additional revenue opportunities for the Company's customers.

International Sales. The following table sets forth international sales by region expressed in thousands and as a percentage of total net sales:

                                              Three months ended                      Six months ended
                                              ------------------                      ----------------
                                    December 29,           December 31,          December 29,       December 31,
                                       1996                   1995                  1996               1995
                                  -----------------    -----------------       -----------------    -----------------
Europe                             $ 5,033    20.5%    $ 5,172     20.4%        $ 9,571    20.8%     $ 9,186    19.7%
Japan, Asia/ Pacific                 4,647    18.9       3,093     12.2           8,400    18.2        5,724    12.3
Latin America                        1,912     7.8       1,287      5.1           3,298     7.2        2,203     4.7
Canada                               1,296     5.2         849      3.4           1,643     3.6        1,603     3.4
                                   -------    ----     -------     ----         -------   -----       ------    ----
Total international sales          $12,888    52.4%    $10,401     41.1%        $22,912   $49.8%      18,716    40.1%
                                   =======    ====     =======     ====         =======   =====       ======    ====

Increases in sales in Japan, Asia/Pacific and Latin America markets are primarily due to greater sales of Big Color products, particularly DisplayMaker Express and DesignWinder, along with related consumables. In the six months ended December 31, 1995, a greater percentage of the Company's revenues came from sales of plain-paper typesetting equipment which was not as successful in these markets as the Company's Big Color products are in fiscal 1997. A majority of the foreign transactions occur in U.S. dollars, and as a result foreign currency risk is not expected to be a significant risk factor.

Gross Profit. Gross profit, expressed as a percent of net sales, was 31.9% in the quarter ended December 29, 1996 compared to 39.1% in the same period one year ago and 37.0% (30.4% excluding the effects of the benefit from a warranty claim and settlement with one of the Company's suppliers) in the September 1996 quarter. Gross profit was negatively impacted in the December 1996 quarter primarily from lower average selling prices on DisplayMaker Professional due to competitive price erosion, and on DisplayMaker Express due to price breaks for
distribution and demonstration sites.   Costs incurred to upgrade the installed
base of DisplayMaker Express units with the new FloTek Jetting System also had a negative short term impact on gross profit margins.

Operating Expenses. Sales and marketing expenses for the three months ended December 29, 1996 were $4.5 million compared to $5.1 million in the same period one year ago. The $600,000 decrease in sales and marketing expenses is primarily related to reductions in sales expenses achieved with the consolidation of certain sales offices in the June 1996 quarter.

Research and development expenditures, including amounts expensed and capitalized, were $2.0 million in the three months ended December 29, 1996 compared to $2.4 million in the same period one year ago. The decrease in expenditures is primarily a result of cost reduction programs implemented in fiscal 1996. Research and development expenditures capitalized for the three months ended December 29, 1996 were $479,000 compared to $728,000 in the same period one year ago.

General and administrative expenses were $2.4 million for the three months ended December 29, 1996 compared to $2.6 million in the same period one year ago.

Other. Interest expense was $331,000 for the three months ended December 29, 1996 compared to $445,000 in the same period one year ago. Interest income was $104,000 for the three months ended December 29, 1996 compared to essentially no interest income in the same period one year ago. The $218,000 decrease in net interest expense from the same period one year ago, is primarily attributable to $12 million in equity financing completed in the September 1996 quarter of which a portion of the proceeds was used to pay down revolving credit lines and a portion was invested in interest bearing instruments.

The Company's effective tax rate was 33% in the December 1996 quarter compared to 29% in the same period one year ago.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities during the six months ended December 29, 1996 was $5.2 million compared to net cash provided from operating activities of $938,000 in the same period one year ago. Cash flow was negatively affected by an increase in accounts receivable of $2.5 million in the six months ended December 29, 1996. This increase in accounts receivable is primarily attributed to a longer collection period for sales of DisplayMaker Express. The Company extended payment terms and furnished some free supplies while it worked through the program for field upgrades related to the DisplayMaker Express FloTek Jetting System. The Company expects the collection period for future DisplayMaker Express sales to decrease as machine performance and customer satisfaction improve for this product. The Company also increased its inventory by $3.9 million in the six months ended December 29, 1996. The increase in inventory is primarily related to increases in consumables. In fiscal 1997, the Company received $1.4 million in process units and toner cartridges in a product quality settlement with one of its suppliers. In addition, the Company has increased its Big Color consumables, primarily with new products, including DesignWinder wide-gamut inks, new pigmented inks for DisplayMaker Professional and DesignWinder and Print & Hang media, all of which were introduced in fiscal 1997.

Net cash used in investing activities was $1.4 million during the six months ended December 29, 1996 compared to $3.2 million in the same period one year ago. Investment in capital equipment was $319,000 in the six months ended December 29, 1996 compared to $1.0 million in the same period one year ago. Investment in intellectual property was $246,000 in the six months ended December 29, 1996 compared to $686,000 in the same period one year ago. The Company capitalized $880,000 of software development costs in the six months ended December 29, 1996 compared to $1.5 million in the same period one year ago.

Net cash provided by financing activities was $8.7 million in the six months ended December 29, 1996 compared to $2.4 million in the same period one year ago. Net repayments under revolving credit lines were $894,000 in the six months ended December 29, 1996 compared to net borrowings of $620,000 in the same period one year ago. The Company received approximately $10 million, net of transaction costs, from the issuance of common stock in a series of private placements completed in the December quarter of fiscal 1997. An additional $1.8 million from the issuance of common stock in a private placement to TimeMasters, Inc. (TMI) was used to offset a $1.765 million term loan and $35,000 in accrued interest owed by LaserMaster Corporation to TMI, a related party, in a non-cash transaction.

Based on the results of operations for the first half of fiscal 1997, the successful introduction of DesignWinder, and the Company's business plan to expand DesignWinder distribution for the remainder of the fiscal year, management expects that the proceeds from the private placements of common stock will be sufficient to fund operations throughout fiscal 1997. The Company also has additional credit available on the existing line of credit.

                          PART II. OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

In prior reports on Form 10-Q and the Form 10-K, the Company has reported on a consolidated lawsuit originally filed by a shareholder, John Becker, alleging violations of the Securities and Exchange Act of 1934. The suit alleges that the Company and the named individual officers and directors knew of material, negative, non-public information and withheld such information from the public so as to intentionally cause a fraud on the market. The suit further alleges that the individual defendants personally benefitted by selling shares of Company common stock over a one year period. The three defendants may have the right to indemnification from the Company for their defense and any liability costs. The Company does not believe it has insurance coverage for the claims alleged against it in this suit; however, the officers and directors may have coverage for certain claims which have been alleged under the Directors' and Officers' insurance policies in effect at the relevant time. The case is in the early stages of discovery and the plaintiffs' total damage claim has not been articulated. On December 5, 1996, the court issued an order certifying the class as purchasers of common stock between December 2, 1993, and December 8, 1994 who claim to have suffered damages. The Company believes the suit is without merit and continues to vigorously defend the matter. If the lawsuit is not resolved by settlement or a final judgement within the limits and coverage of the applicable Directors' and Officers' insurance, this matter could have a material adverse effect on the financial condition of the Company.

In the quarter ending December 31, 1995, LMC filed a suit against Sentinel Imaging, a division of Sentinel Business Systems, Inc. LMC has alleged, among other things, patent infringement, trademark infringement, Lanham Act violations, misappropriation of trade secrets, and state unfair competition claims related to LaserMaster's patented Big Ink delivery system and ColorMark(R) color management system. Sentinel Imaging has counterclaimed for false advertising, patent misuse and unfair competition by LaserMaster. On December 4, 1996 the court held that the Sentinel Color Key Ink Delivery System does not infringe LaserMaster's patent on the Big Ink Delivery System, thereby eliminating a claim in the suit. This order may be appealed upon final disposition of the case. LaserMaster and Sentinel have brought cross motions for summary judgment on remaining claims which are scheduled to be heard in March 1997. The case is expected to be scheduled for trial sometime after May 1, 1997. If LMC does not prevail on its claims and Sentinel does prevail on the counter claims it has alleged, the outcome of these proceedings could have a material adverse effect on the Company.

The Company is involved in a dispute arising out of the loss of approximately $400,000 of certain inventory components during transit prior to delivery to the Company. At this time there is no assurance that the loss will be recovered from any of the parties involved in the transaction, the supplier, the freight carrier, the insurers for third parties or the insurers for the Company.

The Company is also involved in legal proceedings related to customer credit and product warranty and performance issues in the normal course of business. The Company believes that some of the alleged claims are precluded by the terms of sales and warranty documents. In certain proceedings the claimants have alleged claims for exemplary or punitive damages which may not bear a direct relationship to the alleged actual incurred damages. If a claimant were successful in their claim for punitive damages, such damages could have a material adverse effect on the financial position of the Company. At this time none of the proceedings or claims are expected to have a material effect on the Company's financial position.

See Exhibit 99, attached, for additional discussion of risks factors related to legal proceedings.

ITEM 2:  CHANGES IN SECURITIES

Nothing to report.


ITEM 3:  DEFAULTS UPON SENIOR SECURITIES

Nothing to report.


ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Nothing to report.


ITEM 5:  OTHER INFORMATION

Effective January 31, 1997, Edward Suchma, formerly the interim Chief Financial Officer, is no longer employed by the Company.

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Listing of Exhibits
         -------------------

         10.1 Amendment to lease between Grandchildren's Realty Alternative Management Program I Limited Partnership and LaserMaster Corporation

         27      Financial Data Schedule

         99. Cautionary Factors Under Private Securities Litigation Reform Act of 1995.

(b)      Reports on Form 8-K
         -------------------

         None.

                                  SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


LASERMASTER TECHNOLOGIES, INC.



/s/Melvin L. Masters
--------------------------------------
Melvin L. Masters
Chief Executive Officer



/s/Timothy N. Thurn
--------------------------------------
Timothy N. Thurn
Treasurer and Principal Financial Officer



/s/Mark Pederson
--------------------------------------
Mark Pederson
Controller



Dated:  February 10, 1997