Form 10-Q/A
period 1996-09-29
LASERMASTER TECHNOLOGIES INC
filed 1997-05-14
CIK 857470

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q-A

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 29, 1996
                      ----------------------------------------------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File No.: 0-18114
                     -----------------------------------------------------------

LASERMASTER TECHNOLOGIES, INC.
--------------------------------------------------------------------------------
               (Exact name of registrant as specified in charter)

Minnesota                                                                  41-1612861
-------------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)  (IRS Employer Identification No.)

7090 Shady Oak Road, Eden Prairie, Minnesota                    55344
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

                LASERMASTER TECHNOLOGIES, INC. AND SUBSIDIARIES
                -----------------------------------------------
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
               -------------------------------------------------


                                                               Three Months Ended
                                                           ---------------------------
                                                           September 29, September 30,
                                                               1996          1995
                                                           ------------- -------------

NET SALES                                                   $21,452,300   $21,265,871

COST OF GOODS SOLD                                           13,522,000    12,727,157
                                                             ----------   -----------
       GROSS PROFIT                                           7,930,300     8,538,714

OPERATING EXPENSES:
  Sales and Marketing                                         4,102,172     5,401,481
  Research and Development                                    1,433,566     1,296,651
  General and Administrative                                  2,354,750     2,874,061
                                                             ----------   -----------
                                                              7,890,488     9,572,193
                                                             ----------   -----------
       OPERATING PROFIT (LOSS)                                   39,812    (1,033,479)

OTHER INCOME (EXPENSE):
  Interest expense                                             (419,227)     (340,449)
  Interest income                                                 9,922         4,479
  Other income                                                   12,994        54,914
                                                             ----------   -----------
                                                               (396,311)     (281,056)
                                                             ----------   -----------

LOSS BEFORE INCOME TAXES                                       (356,499)   (1,314,535)
INCOME TAX BENEFIT                                              118,000       394,000
                                                             ----------   -----------

NET LOSS                                                    $  (238,499)  $  (920,535)
                                                             ==========   ===========

NET LOSS PER COMMON SHARE:                                  $      (.02)  $      (.08)

Weighted average common shares outstanding                   11,928,840    12,125,312


                See notes to consolidated financial statements.

                LASERMASTER TECHNOLOGIES, INC. AND SUBSIDIARIES
                -----------------------------------------------
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
               --------------------------------------------------

                                                             Three Months Ended
                                                       ------------------------------
                                                       September 29,   September 30,
                                                            1996            1995
                                                       --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                               $  (238,499)    $  (920,535)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
     Depreciation and amortization                         1,266,583       1,400,463
     Amortization of deferred financing costs                 55,346          30,320
     Loss on sale of property and equipment                   39,051           7,908
     Gain on settlement of product quality issues         (1,416,665)
     Deferred income taxes                                  (118,000)
  Change in current assets and current liabilities:
     Accounts receivable                                    (410,223)      3,259,959
     Inventory                                              (516,668)        978,367
     Other current assets                                    144,099        (307,127)
     Income tax receivable                                   400,781         (98,732)
     Accounts payable                                         44,135      (3,952,150)
     Accrued payroll and payroll taxes                      (142,518)       (657,779)
     Other current liabilities                               109,436        (102,060)
     Income taxes payable                                    301,474        (201,768)
     Deferred revenue                                       (224,744)        259,061
                                                         -----------     -----------
NET CASH USED IN OPERATING ACTIVITIES                       (706,412)       (304,073)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                       (128,277)       (376,742)
  Additions to capitalized software costs                   (401,742)       (758,483)
  Proceeds from sale of property and equipment                 6,080          11,318
  Additions to patents and other assets                     (116,709)       (323,572)
                                                         -----------     -----------
NET CASH USED IN INVESTING ACTIVITIES                       (640,648)     (1,447,479)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of Common Stock                                 3,801,777         159,975
  Net repayments under revolving credit lines             (1,396,101)     (1,659,388)
  Net borrowing from related parties                                       2,965,000
  Additions to long-term debt                                                159,003
  Payments on long-term debt                                (303,472)       (249,697)
                                                         -----------     -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                  2,102,204       1,374,893
                                                         -----------     -----------

INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                           755,144        (376,659)

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                                   90,851         607,223
                                                         -----------     -----------

CASH AND CASH EQUIVALENTS AT END
  OF PERIOD                                              $   845,995     $   230,564
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


2.   Inventory -

     Inventory consists of the following:

                                         September 29,     June 30,
                                             1996           1996
                                         -------------    -----------
     Raw materials
        Purchased printer engines         $   263,116     $   469,870
        Completed subassemblies             2,959,213       3,053,985
        Raw materials                       5,607,861       5,994,178
     Work in process                          574,064         436,753
     Finished goods                         6,053,393*      3,569,528
                                          -----------     -----------
                                          $15,457,647     $13,524,314
                                          ===========     ===========

     *Includes $1.4 million in products to be received from supplier in settlement of quality issues.


3.   Convertible Subordinated Debenture -

     In September 1996, the Company entered into a series of agreements with one of its largest trade creditors, Marubeni International Electronics Corp. ("Marubeni"), converting approximately $1.7 million of trade payables and a promissory note of $859,516 into a $2.56 million convertible subordinated debenture. The debenture is due September 12, 1998 together with accrued interest at an annual rate of 8.0%. The debenture contains voluntary, automatic and mandatory conversion provisions. Under the voluntary conversion provision, the debenture is convertible in whole or in part into common stock of the Company at $6.00 per share at any time that the market price of the Company's common stock is less than $6.00 per share. The debenture is automatically converted at the rate of 30,000 shares a week at the market price of the common stock at any time that the market price equals or exceeds $6.00 per share. The automatic conversion provision contains limited price protection under certain circumstances. Under the mandatory conversion provision, the debenture will be converted on a quarterly basis at market prices and in share quantities equal to specified threshold amounts, less any shares converted under the other provisions. The mandatory provision is effective for the quarter ending March 31, 1997 and continues until the debenture is fully converted. The debenture contains certain registration rights and also limits the number of shares that may be sold in the open market in any one week. A related agreement with the supplier of the product purchased from Marubeni, requires the supplier to provide approximately $1.4 million in inventory to the Company in resolution of quality issues with a product previously supplied by Marubeni.

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

     In September 1996, the Company also privately placed 410,256 shares of its common stock at a purchase price of $4.875 per share for a total of $2 million of which $1 million was received immediately after the end of the quarter and $1 million is represented by a promissory note. The entire $2 million is included in Notes Receivable - Stock Sales on the balance sheet at September 29, 1996. The shares were issued to General Electric Capital Corporation, the Company's senior lender, together with warrants to purchase an additional 471,286 shares at an exercise price of $6.79 per share.

5. Supplemental disclosure of cash flow information and non-cash financing activities -

     The Company paid and received cash for the following items:

                                                                 Three Months Ended
                                                                 ------------------
                                                            September 29,     September 30,
                                                                1996              1995
                                                            ------------      ------------
     Interest paid                                             $ 365,233         $ 423,831
     Income tax refunds received, net                            702,255            93,500

     Financing transactions not affecting cash during the three months ended:

                                                            September 29,     September 30,
                                                                1996              1995
                                                            ------------      ------------
     Accounts payable converted to subordinated debenture    $ 1,668,314
     Note payable converted to subordinated debenture            859,516
     Common stock issued for notes receivable                  8,199,998


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

Results of Operations

The following table sets forth certain items from the Company's Consolidated Statements of Operations expressed as a percentage of net sales:

                                               Three Months Ended
                                               ------------------
                                          September 29,   September 30,
                                              1996            1995
                                          -------------   -------------

     Net Sales....................               100.0%          100.0%
     Cost of goods sold...........                63.0            59.9
                                                 -----           -----
       Gross profit...............                37.0            40.1
     Expenses:
       Sales and marketing........                19.1            25.4
       Research and development...                 6.7             6.1
       General and administrative.                11.0            13.5
                                                 -----           -----
       Total operating expenses...                36.8            45.0
                                                 -----           -----
     Operating profit (loss)......                  .2            (4.9)
     Other income (expense):
       Interest expense...........                (2.0)           (1.6)
       Other......................                 0.1             0.3
                                                 -----           -----
     Loss before income taxes.....                (1.7)           (6.2)
     Income tax benefit...........                  .6             1.9
                                                 -----           -----
     Net Loss.....................                (1.1)%          (4.3)%
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

Net sales in the September 1996 quarter, while relatively consistent with the same period one year ago, have come more from the Company's Big Color products and less from the plain-paper typesetting products than in the same period one year ago. This trend is expected to continue as the Company introduces additional Big Color products such as DisplayMaker(R) Express, which was introduced late in the December 1995 quarter, and DesignWinder (TM), which is scheduled to be shipped in production quantities in the December 1996 quarter. The decline in plain-paper typesetter sales in the quarter ended September 29, 1996, as compared to the same quarter last year, was largely offset by increases in sales of Big Color products including DisplayMaker Express. Nevertheless, quality and supply problems with certain DisplayMaker Express hardware components in the first quarter of fiscal 1997 caused net sales of that product to decline 35% from net sales in the immediately preceding quarter. The Company devoted a considerable amount of time and resources to make certain that purchasers of DisplayMaker Express do not suffer from quality issues. Customer misuse, evolving hardware systems and general inexperience with this new product, however, has caused damage to many of the printer heads in use in the field. Such heads are only available from a single source and that source has been unable to meet the Company's needs. Although the Company believes that it satisfied the field repair requirements of DisplayMaker Express customers, its inability to obtain more heads resulted in several unit returns and affected the product's reputation making it more difficult to sell new machines. This resulted in lower net revenue in the September 1996 quarter than expected. Progress has been made on these issues and quality and head production levels are expected to increase in the second quarter. The Company also anticipates that sales of DesignWinder, a LaserMaster designed and manufactured drum-based wide format inkjet printer, will contribute to increased Big Color revenue in the quarter ending December 31, 1996.

International Sales. The following table sets forth international sales by region expressed in thousands and as a percentage of net sales:

                                                    Three Months Ended
                                                    ------------------
                                             September 29,       September 30,
                                                 1996                1995
                                           ---------------     ---------------
          Europe......................     $ 4,538   21.1%     $4,014    18.9%
          Japan, Asia, Pacific........       3,753   17.5       2,631    12.4
          Latin America...............       1,386    6.5         916     4.3
          Canada......................         347    1.6         754     3.5
                                           -------   -----     ------    -----
          Total international sales...     $10,024   46.7%     $8,315    39.1%
                                           =======   =====     ======    =====

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

The first group consists of those factors that are considered temporary and include costs related to component quality issues with DisplayMaker Express and ColorMark (R) Pro 1600 suppliers, replacement of 400 ml Big Ink (TM) packs with the newly released 500 ml size, and a product mix shift in sales whereby fewer higher-margin DisplayMaker Express print engines were sold, as a percent of total net sales, in the first quarter of fiscal 1997 than in the fourth quarter of fiscal 1996. DisplayMaker Express hardware sales represented 18% of total net sales in the fourth quarter of fiscal 1996 and 13% of total net sales in the first quarter of fiscal 1997. These factors represent approximately five percentage points of the decline.

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

In September 1996, the Company entered into an agreement with one of its largest trade creditors and their supplier that requires the supplier to provide approximately $1.4 million in inventory to the Company in resolution of quality issues with a product previously supplied by the trading partner. The inventory included in the settlement consists of process units and toner cartridges and is included in finished goods at September 29, 1996. The Company currently sells these products and expects that the entire amount will be used in fiscal 1997. The increase in finished goods inventory on September 29, 1996 compared to June 30, 1996 is primarily related to this $1.4 million settlement along with increases in new ink and media products and existing ink and media products, which were at unusually low levels on June 30, 1996, totaling approximately $500,000.

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

In September 1996, the Company entered into a series of agreements with one of its largest trade creditors and their supplier, converting approximately $1.7 million of trade payables and a promissory note of $859,516 into a $2.5 million convertible subordinated debenture. The debenture is due September 12, 1998 together with accrued interest at an annual rate of 8.0%. The debenture contains voluntary, automatic and mandatory conversion provisions. Under the voluntary conversion provision, the debenture is convertible in whole or in part into common stock of the Company at $6.00 per share at any time that the market price of the Company's common stock is less than $6.00 per share. The debenture is automatically converted at the rate of 30,000 shares a week at the market price of the common stock at any time that the market price equals or exceeds $6.00 per share. The automatic conversion provision contains limited price protection under certain circumstances. Under the mandatory conversion provision, the debenture will be converted on a quarterly basis at market prices and in share quantities equal to specified threshold amounts, less any shares converted under the other provisions. The mandatory provision is effective for the quarter ending March 31, 1997 and continues until the debenture is fully converted. The debenture contains certain registration rights and also limits the number of shares that may be sold in the open market in any one week. A related agreement requires the supplier to provide approximately $1.4 million in inventory to the Company in resolution of quality issues with a product previously supplied by the trading partner. The inventory included in the settlement consists of process units and toner cartridges and is expected to be received in the December 1996 quarter. The Company currently sells these products and expects that the entire amount received will be used in fiscal 1997.

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

Based on the results of operations for the first quarter, the scheduled introduction of a new print engine in the December quarter, and the Company's business plan for the next several quarters, management expects that the proceeds from the private placements will be sufficient to fund operations throughout fiscal 1997.


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

The Company is currently involved in a dispute of approximately $400,000 arising out of the loss of certain components during shipment to the Company prior to delivery. At this time it is uncertain whether the seller will seek recovery from any of the parties involved in the transaction, the freight carrier, or the insurers for the Company.

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


LASERMASTER TECHNOLOGIES, INC.



/s/Melvin L. Masters
-------------------------------
Melvin L. Masters
Chief Executive Officer



/s/Timothy N. Thurn
-------------------------------
Timothy N. Thurn
Treasurer and Principal Financial Officer



/s/Mark Pederson
-------------------------------
Mark Pederson
Controller



Dated: May 13, 1997

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


LASERMASTER TECHNOLOGIES, INC.




-------------------------------
Melvin L. Masters
Chief Executive Officer



-------------------------------
Timothy N. Thurn
Treasurer and Principal Financial Officer



-------------------------------
Mark Pederson
Controller



Dated:  May 13, 1997