Form 10-Q
period 1997-03-31
LASERMASTER TECHNOLOGIES INC
filed 1997-05-15
CIK 857470

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 30, 1997
                      ----------------------------------------------------------

                                       or

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from ______________________ to _______________________

Commission File No.: 0-18114
                     -----------------------------------------------------------

LASERMASTER TECHNOLOGIES, INC.
--------------------------------------------------------------------------------
              (Exact name of registrant as specified in charter)

           Minnesota                                      41-1612861
--------------------------------------------------------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

7090 Shady Oak Road, Eden Prairie, Minnesota     55344
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
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.                                         Yes       No
                                                                  -----    -----
                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class                                              Outstanding at 3/30/97
-----                                              ----------------------

Common Stock, $.01 par value                              14,333,907

                         PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                LASERMASTER TECHNOLOGIES, INC., AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                        ASSETS
                                        ------
                                                            March 30,      June 30,
                                                              1997           1996
                                                           -----------    -----------
CURRENT ASSETS:
    Cash and cash equivalents                              $   951,748    $    90,851
    Accounts receivable, less allowance for doubtful
      accounts and sales returns of $2,030,000 and
      $2,475,000, respectively                              12,609,949     12,563,112
    Inventory                                               17,272,394     13,524,314
    Income tax receivable                                                     400,781
    Other current assets                                     3,007,361      2,783,784
    Deferred income taxes                                    3,304,000      3,304,000
                                                           -----------    -----------
  TOTAL CURRENT ASSETS                                      37,145,452     32,666,842

PROPERTY AND EQUIPMENT, NET                                  4,104,778      5,099,560

CAPITALIZED SOFTWARE, less accumulated amortization
  of $5,736,236 and $3,636,979, respectively                 3,354,632      4,150,913

DEFERRED INCOME TAXES                                        4,108,000      2,546,000

ACQUIRED TECHNOLOGY, PATENTS AND LICENSES, less
  accumulated amortization of $1,556,034 and
  $1,000,154, respectively                                   1,905,187      2,081,649
                                                           -----------    -----------
                                                           $50,618,049    $46,544,964
                                                           ===========    ===========


                       LIABILITIES AND STOCKHOLDERS' EQUITY
                       ------------------------------------
CURRENT LIABILITIES:
    Notes payable                                          $ 4,378,503    $ 5,381,037
    Notes payable-related party                                             1,765,000
    Current maturities of long-term debt                       865,619      1,248,267
    Accounts payable                                        13,007,314     16,682,191
    Accrued payroll and payroll taxes                        1,747,726      1,915,908
    Income taxes payable                                       269,675
    Other current liabilities                                1,503,168      1,200,264
    Deferred revenue                                         1,302,001      1,894,262
                                                           -----------    -----------
TOTAL CURRENT LIABILITIES                                   23,074,006     30,086,929

CONVERTIBLE SUBORDINATED DEBENTURE                           2,347,830

LONG-TERM DEBT, less current maturities                        275,046        820,095

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
    Common stock, $.01 par value; authorized 30,000,000
      shares; 14,343,907 and 11,426,134 shares issued
      and outstanding, respectively                            143,439        114,261
    Preferred stock, $.01 par value; authorized
      5,000,000 shares; no shares issued or outstanding
    Additional paid-in capital                              29,855,429     17,430,555
    Accumulated deficit                                     (5,077,701)    (1,906,876)
                                                           -----------    -----------
        TOTAL STOCKHOLDERS' EQUITY                          24,921,167     15,637,940
                                                           -----------    -----------
                                                           $50,618,049    $46,544,964
                                                           ===========    ===========


See notes to consolidated financial statements.

               LASERMASTER TECHNOLOGIES, INC., AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                            Three Months Ended            Nine Months Ended
                                        --------------------------    --------------------------
                                         March 30,      March 31,      March 30,      March 31,
                                           1997           1996           1997           1996
                                        -----------    -----------    -----------    -----------
NET SALES                               $19,384,538    $23,227,012    $65,433,477    $69,832,883

COST OF GOODS SOLD                       14,282,880     15,800,516     44,552,341     43,969,533
                                        -----------    -----------    -----------    -----------
    GROSS PROFIT                          5,101,658      7,426,496     20,881,136     25,863,350

OPERATING EXPENSES:
    Sales & Marketing                     4,683,946      5,307,727     13,258,981     15,774,487
    Research & Development                1,622,392      1,926,550      4,572,511      4,847,631
    General & Administrative              2,267,320      2,960,760      7,046,726      8,445,094
                                        -----------    -----------    -----------    -----------
                                          8,573,658     10,195,037     24,878,218     29,067,212
                                        -----------    -----------    -----------    -----------
    OPERATING LOSS                       (3,472,000)    (2,768,541)    (3,997,082)    (3,203,862)

OTHER INCOME (EXPENSE):
    Interest Expense                       (319,428)      (540,114)    (1,069,737)    (1,325,666)
    Interest Income                          32,125          2,476        146,108         11,383
    Other Income (Expense)                  102,771       ( 23,186)       187,886        (13,497)
                                        -----------    -----------    -----------    -----------
                                           (184,532)      (560,824)      (735,743)    (1,327,780)
                                        -----------    -----------    -----------    -----------

LOSS BEFORE INCOME TAXES                 (3,656,532)    (3,329,365)    (4,732,825)    (4,531,642)
INCOME TAX BENEFIT                        1,207,000      1,099,000      1,562,000      1,460,000
                                        -----------    -----------    -----------    -----------

NET LOSS                                $(2,449,532)   $(2,230,365)   $(3,170,825)   $(3,071,642)
                                        ===========    ===========    ===========    ===========

NET LOSS PER COMMON SHARE               $      (.17)   $      (.18)   $      (.24)   $      (.25)


Weighted average common and dilutive
common equivalent shares outstanding     14,295,763     12,141,231     13,474,379     12,149,456


                See notes to consolidated financial statements.

               LASERMASTER TECHNOLOGIES INC., AND SUBSIDIARIES
               -----------------------------------------------
               CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)
               ------------------------------------------------

                                                                   Nine Months Ended
                                                              ---------------------------
                                                                March 30,      March 31,
                                                                  1997           1996
                                                              ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                                    $(3,170,825)   $(3,071,642)
  Adjustments to reconcile net loss to net
    cash (used in) provided by operating activities:
      Depreciation and amortization                             4,420,531      4,457,016
      Amortization of deferred financing costs                    166,039        188,954
      Loss on sale of property and equipment                       85,138         46,520
      Gain on settlement of product quality issues             (1,416,665)
      Deferred income taxes                                    (1,562,000)      (991,000)
      Stock option tax benefit                                                   226,000
  Change in current assets and current liabilities:
      Accounts receivable                                         (65,552)     3,408,756
      Inventory                                                (2,331,415)     3,270,445
      Other current assets                                       (389,616)    (1,416,563)
      Income tax receivable                                       400,781       (413,390)
      Accounts payable                                         (1,952,849)    (1,921,282)
      Accrued payroll and payroll taxes                          (168,182)      (372,705)
      Other current liabilities                                   302,904       (139,952)
      Income taxes payable                                        269,675       (201,768)
      Deferred revenue                                           (592,261)       764,722
                                                              -----------    -----------
NET CASH (USED IN) PROVIDED BY
  OPERATING ACTIVITIES                                         (6,004,297)     3,834,111

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in notes receivable - related party                 (585,000)
  Collection of notes receivable - related party                  585,000
  Additions to property and equipment                            (927,427)    (1,234,205)
  Additions to capitalized software costs                      (1,302,976)    (2,144,937)
  Proceeds from sale of property and equipment                     71,679         34,173
  Additions to patents and other assets                          (379,418)    (1,048,464)
                                                              -----------    -----------
NET CASH USED IN INVESTING ACTIVITIES                          (2,538,142)    (4,393,433)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of Common Stock                       10,474,051        492,725
  Net payments under revolving credit lines                      (143,018)    (1,526,498)
  Proceeds from note payable to related party                                  1,765,000
  Proceeds from long-term debt                                                   159,003
  Payments on long-term debt                                     (927,697)      (780,600)
                                                              -----------    -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                       9,403,336        109,630
                                                              -----------    -----------

INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                     860,897       (449,692)

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                                        90,851        607,223
                                                              -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $   951,748    $   157,531
                                                              ===========    ===========

                See notes to consolidated financial statements.

               LASERMASTER TECHNOLOGIES, INC., AND SUBSIDIARIES
               ------------------------------------------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------


1.   Basis of presentation -

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Annual Report on Form 10-K of LaserMaster Technologies, Inc. and subsidiaries (the "Company") for the year ended June 30, 1996. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended March 30, 1997, are not necessarily indicative of the results that may be expected for the year ending June 30, 1997.

     Effective July 1, 1996, the Company changed its accounting periods whereby each quarter ends on the Sunday closest to the end of the quarter, except for the fourth quarter which ends on June 30. As a result, information reported for the third quarter of fiscal 1997 is as of March 30, 1997, and for the three months and nine months ended March 30, 1997. Management does not believe this change has a material impact on comparability to prior periods.


2.   Recent Accounting Standards -

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share", which is effective for financial statements issued for the periods ending after December 15, 1997. The Company has determined that adoption of the standard will not have a material impact on the Company's financial position or results of operations.

3.   Inventory -

     Inventory consists of the following:

                                               March 30,         June 30,
                                                 1997              1996
                                              -----------      -----------
     Raw materials
        Purchased printer engines             $   177,284      $   469,870
        Completed subassemblies                 2,884,787        3,053,985
        Raw materials                           6,030,366        5,994,178
     Work in process                              225,512          436,753
     Finished goods
        Hardware/software                       3,880,918        2,273,131
        Consumables                             4,073,527        1,296,397
                                              -----------      -----------
                                              $17,272,394      $13,524,314
                                              ===========      ===========

4. Supplemental disclosure of cash flow information and non-cash financing activities -

                                                                           Nine Months Ended
                                                                      ---------------------------
                                                                       March 30,        March 31,
                                                                         1997             1996
                                                                      ----------       ----------
The Company paid and received cash for the following items:
-----------------------------------------------------------

  Interest paid                                                       $  929,816       $1,584,389
  Income tax refunds received, net                                       670,456           79,842

Financing transactions not affecting cash:

  Accounts payable converted to a note payable                                            859,516
  Accounts payable converted to subordinated debenture                 1,668,314
  Note payable converted to subordinated debenture                       859,516
  Note payable to related party plus accrued interest offset against note receivable from related party resulting from
    stock sales plus accrued interest                                  1,818,715
  Convertible subordinated debenture converted into
    common stock                                                         180,000
  Capital lease obligations                                                               152,405

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

Results of Operations

Net sales for the three months ended March 30, 1997 were $19.4 million compared to $23.2 million for the same period one year ago. Net loss for the three months ended March 30, 1997 was $2.5 million or $.17 per share compared to a net loss of $2.2 million or $.18 per share for the three months ended March 31, 1996. Net sales for the nine months ended March 30, 1997 were $65.4 million compared to $69.8 million for the same period one year ago. Net loss for the nine months ended March 30, 1997 was $3.2 million or $.24 per share compared to a net loss of $3.1 million or $.25 per share for the nine months ended March 31, 1996.

The following table sets forth certain items from the Company's Consolidated Statements of Operations expressed as a percentage of net sales:

                                 Three months ended     Nine Months ended
                               ---------------------   ---------------------
                               March 30,   March 31,   March 30,   March 31,
                                  1997        1996        1997       1996
                               ----------  ----------  ----------  ---------
Net sales                          100.0%      100.0%      100.0%     100.0%
Cost of goods sold                  73.7        68.0        68.1       63.0
                                  ------       -----       -----      -----
 Gross profit                       26.3        32.0        31.9       37.0
Operating expenses:
 Sales and marketing                24.1        22.9        20.2       22.6
 Research and development            8.4         8.3         7.0        6.9
 General and administrative         11.7        12.7        10.8       12.1
                                  ------       -----       -----      -----
 Total operating expenses           44.2        43.9        38.0       41.6
                                  ------       -----       -----      -----
Operating loss                     (17.9)      (11.9)       (6.1)      (4.6)
Other income (expense):
 Interest expense                   (1.6)       (2.3)       (1.6)      (1.9)
 Interest income                     0.2         0.0         0.2        0.0
 Other                               0.5        (0.1)        0.3        0.0
                                  ------       -----       -----      -----
Loss before income taxes           (18.8)      (14.3)       (7.2)      (6.5)
Income tax benefit                   6.2         4.7         2.4        2.1
                                  ------       -----       -----      -----
Net loss                           (12.6)%      (9.6)%      (4.8)%     (4.4)%
                                  ======       =====       =====      =====

Net Sales. During the March 1997 quarter, the Company recorded hardware/software sales of $8.9 million or 46% of total net sales compared to $13.4 million or 58% of total net sales in the same period one year ago.

The decrease in hardware/software sales from the previous year is primarily attributed to significant decreases in sales of the Company's plain-paper typesetting products and DisplayMaker/(R)/ Express. DisplayMaker Express experienced its first full quarter of production in the March 1996 quarter. In addition, sales of DisplayMaker Professional also decreased from the previous year. These decreases were partially offset by sales of DesignWinder/TM/, the Company's third proprietary printer, which began shipping in fiscal 1997. DesignWinder sales were below Management's expectations for the March 1997 quarter partially due to sales which Management believes were temporarily delayed or lost as a result of the Company's decision in mid-February to evolve and expand its sales model. Under this new sales model, the Company will no longer sell DesignWinder to domestic end users but will instead refer these sales leads to LaserMaster Authorized Resellers. The Company has historically sold a significant percentage of its domestic hardware directly to end users who had responded to the Company's direct marketing advertising campaigns.

During the March 1997 quarter, the Company recorded consumables sales, consisting primarily of ink, media, film, maintenance contracts and spare parts, of $10.5 million or 54% of total net sales compared to $9.8 million or 42% of total net sales in the same period one year ago and $12.2 million or 49% of total net sales in the quarter ended December 29, 1996.

The increase in consumables sales from the prior year is primarily due to an increase in the installed base of Big Color/(R)/ printers, including DisplayMaker Professional, DisplayMaker Express and DesignWinder along with an expanded offering of ink and media products. The decrease in consumables sales from the December 1996 quarter was in part due to usability and maintenance issues with the initial formulation of new aqueous pigmented inks. The Company has reformulated the pigmented ink product to improve jet-ability and cartridge-life performance and expects sales levels of this product to return to, or increase from, previous levels.

International Sales. The following table sets forth international sales by region expressed in thousands and as a percentage of total net sales:

                                    Three months ended              Nine months ended
                               -----------------------------  ------------------------------
                                  March 30,      March 31,       March 30,       March 31,
                                    1997           1996            1997            1996
                               -------------  --------------  --------------  --------------
Europe                         $3,463  17.9%  $ 5,120  22.0%  $13,034  19.9%  $14,306  20.5%

Japan, Asia/Pacific             3,185  16.4     3,377  14.6    11,585  17.7     9,101  13.0

Latin America                   1,658   8.5     1,243   5.4     4,956   7.6     3,446   4.9

Canada                            457   2.4       684   2.9     1,452   2.2     2,287   3.3
                               ------  ----   -------  ----   -------  ----   -------  ----

Total international sales      $8,763  45.2%  $10,424  44.9%  $31,027  47.4%  $29,140  41.7%
                               ======  ====   =======  ====   =======  ====   =======  ====

Increases in sales in Japan, Asia/Pacific and Latin America markets for the nine months ended March 30, 1997 are primarily due to increased sales of Big Color products, particularly DisplayMaker Express and DesignWinder, along with related consumables. In the nine months ended March 31, 1996, a greater percentage of the Company's revenues came from sales of plain-paper typesetting equipment which was not as successful in these markets as the Company's Big Color products are in fiscal 1997. A majority of the foreign transactions occur in U.S. dollars, and as a result, foreign currency risk is not expected to be a significant risk factor.

Gross Profit. Gross profit, expressed as a percent of net sales, was 26.3% in the quarter ended March 30, 1997 compared to 32.0% in the same period one year ago. Gross profit was negatively impacted in the March 1997 quarter in the amount of $600,000, or 3.1% of net sales, as a result of the writedown to estimated net realizable value for certain PressMate-related assets which are comprised primarily of capitalized software development costs. While management still believes that PressMate is a viable product, its estimated market potential has been revised downward. Gross profit was also negatively impacted in the March 1997 quarter from excess capacity due to lower than expected volumes.

Operating Expenses. Sales and Marketing expenses for the three months ended March 30, 1997 were $4.7 million compared to $5.3 million in the same period one year ago. Marketing expenses decreased approximately $422,000 in the March 1997 quarter compared to the same period one year ago primarily as a result of the Company's reduction in marketing of plain-paper typesetting and PressMate products.

Research and Development expenditures, including amounts expensed and capitalized, were $2.0 million in the three months ended March 30, 1997, compared to $2.6 million in the same period one year ago. Research and development expenditures capitalized for the three months ended March 30, 1997 were $423,000 compared to $658,000 in the same period one year ago.

General and Administrative expenses were $2.3 million for the three months ended March 30, 1997, compared to $3.0 million in the same period one year ago. The decrease in expenditures is primarily the result of cost reduction programs implemented in fiscal 1996.

Other. Interest expense was $319,000 for the three months ended March 30, 1997 compared to $540,000 in the same period one year ago. Interest income was $32,000 for the three months ended March 30, 1997 compared to $2,000 in the same period one year ago.

The Company's effective tax rate was 33% in the March 1997 and March 1996 quarters.

Liquidity and Capital Resources

Net cash used in operating activities during the nine months ended March 30, 1997 was $6.0 million compared to net cash provided from operating activities of $3.8 million in the same period one year ago. Cash flow was negatively affected by an increase in inventory of $3.7 million in the nine months ended March 30, 1997. The Company has increased its inventory of Big Color consumables, primarily with new products, including DesignWinder wide-gamut inks, new pigmented inks for DisplayMaker Professional and DesignWinder Print & Hang(TM) media, all of which were introduced in fiscal 1997. In addition, the inventory of finished goods hardware/software increased as DesignWinder production exceeded shipments during the March 1997 quarter.

Net cash used in investing activities was $2.5 million during the nine months ended March 30, 1997 compared to $4.4 million in the same period one year ago. Investment in capital equipment was $927,000 in the nine months ended March 30, 1997 compared to $1.2 million in the same period one year ago. Investment in intellectual property was $379,000 in the nine months ended March 30, 1997 compared to $1.0 million in the same period one year ago. The Company capitalized $1.3 million of software development costs in the nine months ended March 30, 1997, compared to $2.1 million in the same period one year ago.

Net cash provided by financing activities was $9.4 million in the nine months ended March 30, 1997 compared to $110,000 in the same period one year ago. Net repayments under revolving credit lines were $143,000 in the nine months ended March 30, 1997 compared to $1.5 million in the same period one year ago. The Company received approximately $10 million, net of transaction costs, from the issuance of common stock in a series of private placements completed in the December quarter of fiscal 1997. An additional $1.8 million from the issuance of common stock in a private placement to TimeMasters, Inc. (TMI) was used to offset a $1.765 million term loan and $35,000 in accrued interest owed by LaserMaster Corporation to TMI, a related party, in a non-cash transaction.

As a result of the losses incurred during the nine months ended March 30, 1997 and a lower volume of DesignWinder shipments than expected during this time period, cash flow and available short-term financing options have diminished. Management has taken steps to reduce inventories and accounts receivable which, along with on-going cost reduction efforts, are expected to provide enough cash to meet the Company's short-term business plan.

                          PART II.  OTHER INFORMATION

ITEM I:  LEGAL PROCEEDINGS

In prior reports on Form 10-Q and the Annual Report on Form 10-K for the year ending June 30, 1996, the Company has reported on a consolidated lawsuit originally filed by a shareholder, John Becker, alleging violations of the Securities and Exchange Act of 1934. The case has since been certified as a class action. The Company and the three named defendants have reached an agreement in principal with the class representative plaintiffs for the settlement of the case, subject to execution of settlement documents and preliminary and final approval of the settlement by the court. The proposed settlement is to be funded primarily by proceeds of a Directors' and Officers' insurance policy, with the Company contributing common stock, or cash at the Company's election, to the settlement. The financial impact of the settlement obligation of the Company is not reflected in the financial statements and is not expected to have a material cash impact to the Company. If the lawsuit is not resolved by a settlement funded primarily by the applicable Directors' and Officers' insurance, this matter could have a material adverse effect on the financial condition of the Company.

In the Company's report on Form 10-Q for the quarter ending September 30, 1995, the Company first reported on the suit filed by LaserMaster Corporation (LMC) against Sentinel Imaging, a division of Sentinel Business Systems, Inc. LMC has alleged, among other things, patent infringement, trademark infringement, Lanham Act violations, misappropriation of trade secrets, and state unfair competition claims related to LaserMaster's patented Big Ink Delivery System and ColorMark Color Management System. Sentinel Imaging has counterclaimed for false advertising, patent misuse and unfair competition by LaserMaster. On January 7, 1997 the court adopted the report and recommendation of the federal magistrate finding that the Sentinel ink delivery system does not infringe on the Company's patent. The parties have filed counter motions for summary judgment which, if granted, would eliminate or further limit the remaining claims in the case. A decision on those motions or summary judgment has not been rendered. If LMC does not prevail on its claims and Sentinel does prevail on the counter claims it has alleged, the outcome of these proceedings could have a material adverse effect on the Company.

The Company was previously pursuing a claim of approximately $400,000 arising out of the loss during shipment to the Company of certain components prior to delivery. The insurers for the component supplier have satisfied the loss. The Company does not believe there is a material risk that a claim for recovery of the loss will be asserted against the Company or its insurers.

The Company has undertaken retrofitting the installed base of DisplayMaker Express printers with a new FloTek Jetting System designed to improve the functionality of the machine. In addition, the Company is aware of intermittent customer issues with the performance and formulation of the inks used in the DisplayMaker Express. The Company is taking steps to address the ink issues. However, failure to address ink functionality issues, or some other failure of the product to perform as expected by the customer may result in customer requests for compensatory supplies or other requests which could have a material adverse effect on the Company's financial performance.

The Company is dependent on a sole source supplier for the printheads for the PressMate(R)-FS. The Company has experienced availability and quality issues with this supplier. If the Company is unable to resolve the availability and quality issues, the Company's production and product quality requirements will be adversely affected.

The Company is also dependent on a sole source supplier for the printheads and hot melt ink used in DisplayMaker Express. The Company has experienced availability and quality issues with this supplier that have affected shipping schedules and customer satisfaction and have negatively impacted operating results in the past. While the Company has taken strong corrective measures in dealing with this supplier, there can be no assurance that this supplier will be able to meet the Company's production requirements in the future or that the quality of on-going product supply will be acceptable.

The Company is also involved in various legal proceedings related to customer credit and product warranty and performance issues. Product performance claims requiring return of products and refunds of the purchase amount could have a material impact on the financial performance of the Company and could affect future sales potential for the product. The Company is addressing product performance issues raised by customers, but there can be no assurance that certain customers will not demand to return products and request a full refund of the purchase price. In certain proceedings the claimants have alleged claims for consequential and exemplary or punitive damages which may not bear a direct relationship to the alleged actual incurred damages. If a claimant were successful in their claims for consequential or punitive damages, such damages could have material adverse effect on the financial position of the Company. The license agreements and other sales documents used by the Company expressly disclaims consequential damages. At this time the Company is not aware of any proceedings or claims which are expected to have a material effect on the Company's financial position.

Should sole source suppliers related to PressMate heads or DisplayMaker Express heads and ink fail to adequately address product quality and consistency issues to the satisfaction of the Company, the Company may institute legal proceedings for recovery against either or both suppliers. Such action could result in counter-claims by these suppliers.

On-going cost reduction programs are expected to include significant workforce reductions which could have the effect of employment-related claims being asserted against the Company. The Company does not believe that workforce reductions will result in material or meritorious claims.

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


LASERMASTER TECHNOLOGIES, INC.



/s/Melvin L. Masters
-------------------------
Melvin L. Masters
Chief Executive Officer



/s/Timothy N. Thurn
-------------------------
Timothy N. Thurn
Treasurer



/s/Mark Pederson
-------------------------
Mark Pederson
Controller



Dated:  May 14, 1997