Form 10-K/A
period 1996-06-30
LASERMASTER TECHNOLOGIES INC
filed 1997-09-25
CIK 857470

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-K-A


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended June 30, 1996

                                       or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to
                               -----------    ----------------------------

Commission file number   0-18114
                         -------
                         LASERMASTER TECHNOLOGIES, INC.
                         ------------------------------
             (Exact name of registrant as specified in its charter)

     MINNESOTA                                           41-1612861
--------------------------------------------------------------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)

     7090 Shady Oak Road
     Eden Prairie, Minnesota                                55344
--------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code        (612) 941-8687
                                                   -----------------------
Securities registered pursuant to Section 12(b) of the Act:
     Title of each class      Name of each exchange on which registered
         None
------------------------      --------------------------------------------

------------------------      --------------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.01 per share
--------------------------------------------------------------------------
                                (Title of Class)

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


DOCUMENTS INCORPORATED BY REFERENCE:

LaserMaster Technologies, Inc. 1996 Stock Incentive Plan filed on Form S-8 on August 30, 1996



                              [COVER PAGE 2 OF 2]

                                    PART I
                                    ------

ITEM 1.  BUSINESS.

GENERAL


LaserMaster Technologies, Inc. (the "Company")/1/ designs, manufactures and markets wide-format (up to 54" wide prints) digital high resolution color printers and chemical-free film imagers ("filmsetters"): and related image processing equipment for professional printing applications. In addition, the Company sells related consumable products ("consumables") for its installed base of printing products, consisting primarily of ink, media, (such as specialty papers, canvas, vinyl, etc., film, toner (ink-like powder) and process units (which facilitate transfer of toner to the media surface). The Company's products combine advanced computer technology with the Company's own sophisticated software, hardware and proprietary printers ("engines") to produce professional-quality printed output at an affordable cost. DisplayMaker /(R)/ Professional , Design Winder/TM/ & DisplayMaker Express Big Color /(R)/ wide-format, digital inkjet color printers are designed to be cost-effective solutions for the short-run digital computer printing of photo-realistic, wide-format color output. The Company's Halon/(TM)/ product allows users to transfer digital data from the image processing computer and software (the print server) to various color laser copiers including those produced by Canon, Kodak and Xerox. The PressMate/(R)/-FS, a proprietary desktop chemical-free Filmsetter/(TM)/, is capable of film output generated without the use of chemicals (dry film) typically associated with developing film, with effective resolution of 2400 dots per inch. The ColorMark/(R)/ Pro 1600 Print Server is a raster image processor which is capable of supporting a combination of DisplayMaker Professional, DesignWinder and DisplayMaker Express printers, PressMate-FS Personal FilmSetters/(TM)/ and Halon32 color laser copier interfaces simultaneously, as well as offering time saving features specifically designed for high-volume, production environments.



The RIPStation/(TM)/ is an entry-level print server (raster image processor) which is capable of supporting a combination of products including DisplayMaker Professional, DesignWinder or PressMate-FS.



Until 1993, the Company's principal products were monochrome laser printers that were based on printer hardware or "engines" manufactured by others but included proprietary software (including "TurboRes") and hardware designed to generate significantly higher effective resolution.



This resolution, commonly expressed in terms of "dots per inch" (the number of digitally placed dots on a line), approached the resolution used in professional typesetting previously dominated by photographic processes and was described as "plain-paper typesetting." Although the Company believes that it was a market leader in very high resolution laser printing and continued to enhance its products, from 1991 though 1996, many of the Company's competitors, significantly including Hewlett Packard, increased the performance of their printer offerings, impacting the volume and margins achieved on sales in the high resolution laser printer marketplace. The Company focused its research and development efforts on other sectors of the printing market during this period (and on the development of proprietary printing hardware) and ceased activity promoting its plain-paper typesetting products entirely in the fourth quarter of fiscal 1996, which resulted in a decline in sales of plain-paper typesetting products.



The bulk of the decline in sales from plain-paper typesetting products during this period was replaced by sales of new, large-format color ink-jet printers developed by the Company. The Company introduced its large-format (36 inch), photo-realistic color printer, the DisplayMaker Professional, in 1993. Although still based on a printer "engine" developed by others, the DisplayMaker Professional integrates a high performance computer print server and the Company's own software with a proprietary ink delivery system ("Big Ink/(TM)/") to enhance speed, functionality and the quality of output to generate photo-realistic, poster-sized prints. As the market grew and demand increased, competitors have licensed the printer "engines" from the Company's supplier and have introduced their own competing product, again impacting margins.



As part of its longer term strategy to reduce its susceptibility to new market entrants, the Company began development of several proprietary printer "engines" in 1994. The first of these products addresses a niche in the long-run, laser typesetting market by eliminating the need for the use of photographic processes and chemicals in creating an image on a photographic film used to create a metal printing plate. In 1994, the Company introduced a proprietary printer engine and associated software, PressMate, that uses heat-sensitive film rather than photosensitive film that allows dry process imaging on the desk-top rather than chemical development in the darkroom. The Company enhanced this printer and introduced a reconfigured version as the "PressMate-FS" in August, 1995. During the past three years, the Company has also developed two new products using proprietary printer engines to address the wide-format printing market. The first of these products, the DisplayMaker Express, is a 54 inch wide, photo-realistic roll fed color printer that uses phase-change inks (solid inks that are melted during the printing process), which was introduced in 1995. The second product with a proprietary printer engine, the DesignWinder, was introduced in September 1996. The DesignWinder is a drum-based, 8 head, sheet fed, high speed printer that produces wide format (36 inch by 44 inches) prints in approximately 6 minutes. Since 1994, the Company has also introduced the ColorMark Pro Print Servers, RIPStations (raster image processing stations), and the Halon copier interface to enhance and expand the utility, functionality and applications for the color products.



The primary users of the Company's products are commercial printers, reprographic service bureaus, photo labs, quick printers, exhibit builders, in-house print shops, printers, publishers, government and educational facilities, and corporate marketing departments. Applications include point of purchase signs, trade show exhibit graphics, banners, billboards, courtroom graphics, pre-press positional proofing (proofs or other quick output to demonstrate concepts for advertising or graphics layouts), digital photo imaging and backlit signage.



The Company's products are primarily sold through the Company's direct telemarketing sales force, supplemented by a network of dealers and value-added resellers in certain geographic markets throughout the world. The Company's sales efforts are supported by a direct mail marketing program designed to achieve frequent contact with its potential customers. The Company complements its direct mail efforts by advertising in trade journals and by exhibiting regularly at industry trade shows.



The Company's domestic offices are in Eden Prairie, Minnesota. The Company's European sales subsidiary is headquartered in Hoofdoorp, The Netherlands.


MARKET


According to a market survey conducted by IT Strategies, a firm which specializes in research regarding emerging color printing markets with emphasis in wide-format color graphics, color labels and packaging, textiles and next-generation digital color presses/print systems, the Large-Format Digital Printing market for hardware and consumables is projected to grow from annual sales of approximately $319 million in 1995 to approximately $1.9 billion in 1998. The rapid growth in this market is being driven primarily by the


-------------------

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

increasing desire and need for customized, large-format color graphics, as well as significant advances in short-run printing and desktop publishing technologies. Traditional graphics printing methods, consisting of photographic, screen and offset printing, do not meet the requirements for production of short-run print jobs due to the time consuming, multi-step processes and set-up costs involved. As a result, digital printing has developed to fulfill the unmet demand of short-run users by allowing graphics to be printed directly from desktop publishing systems with dynamic interchange of data to print onto a variety of media.



There are a number of digital printing technologies, including inkjet, pen, electrostatic and thermal, that allow users to produce large-format output. Each of these technologies has specific qualities that can be critical to any given application, including resolution, speed, accuracy, color fill capability, the ability to render a three-dimensional appearance of an image, reliability and cost.



A combination of characteristics has made inkjet the fastest growing technology in the large-format printer market. The characteristics of large-format inkjet printers include relatively low cost, higher resolution, faster speed and the ability to print high-quality color. Inkjet printers typically form images, lines and other characters by placing very small dots of ink as the print head moves horizontally, called a raster scan, while the media is typically scrolled vertically. Because inkjet print heads move above the media and do not actually make contact with the media, there is less mechanical wear and tear than experienced with other types of devices. Most inkjet printers can print on a variety of media or other materials used for signage or display.



Electrostatic printers generally are more expensive to purchase than inkjet printers or thermal printers and require the use of special paper. They offer certain advantages to users requiring low cost per square foot and high speed printing characteristics. Thermal printer/plotters are similar to electrostatic printers in that they require special paper, but also require ink ribbons to take advantage of the thermal print head. Thermal printers are typically more costly than comparable-format inkjet printers.



Other technologies that can be adapted to wide-format use include photographic output, electrophotographic output and dot matrix printers. These printers have disadvantages including high costs, when compared to inkjet technology.


STRATEGY

The key elements of LaserMaster's strategy are:


To maintain and enhance its position as a leading provider of affordable, high quality, proprietary products and consumables supplies to the professional printing market. A growing portion of LaserMaster products are proprietary printer architectures (the printer engine including ink and media delivery systems) designed, manufactured, and marketed by the Company. PressMate-FS, DisplayMaker Express and the Company's third proprietary designed and manufactured printer, DesignWinder, introduced in September 1996, are the first of many proprietary architectures which the Company expects to develop. The Company's family of products is expected to grow with the changing marketplace while meeting the needs of professional printing applications.


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

To continue to emphasize telemarketing as a direct sales approach. LaserMaster has been very successful developing its targeted markets through direct mail and telemarketing efforts. The Company intends to continue to enhance its global third party distribution channels simultaneously while continuing to focus on its core direct marketing approach in the U.S. and Canada.



To develop additional media, ink and film for use with the Company's proprietary print engines to enhance printing applications and market expansion. Fiscal 1996 was a successful year for LaserMaster-branded consumables sales expansion. The release of larger capacity ink delivery systems, pigmented outdoor inks, new phase change inks (solid ink blocks which are melted for application), and the announcement of plans for the sale of 3M Matched Component System (MCS/(TM)/) outdoor inks and media which carry a written, one-year guarantee backed by 3M, opened doors to additional markets for inkjet users by expanding the uses and potential applications for their DisplayMaker printers. In addition, introductions of media such as WaterFast/(TM)/ Vinyl, Tyvek/(R)/ (a DuPont product) and canvas should add enhanced profit potential for the outdoor sector of the inkjet market. In September 1996, the Company entered into a strategic alliance with Sihl-Zurich Paper Mill on Sihl AG, a leading European manufacturer of specialty paper and related media, to enhance the development of unique and high-quality media for use with the Company's print engines.


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

LASERMASTER PRODUCTS

LaserMaster's three wide-format color inkjet printers, the DisplayMaker Professional (initial shipments in June 1993), DisplayMaker Express (initial shipments in December 1995), and DesignWinder (introduced in September 1996), provide wide-format photo-realistic digital color output. These products are designed to be cost-effective solutions for short-run digital printing of photo-realistic wide-format color output. The printers work with most commercially available desktop digital color manipulation and composition software applications. Using third-party graphics and page-layout software applications that allow printed pages to be "tiled", the DisplayMaker products can be used to create virtually unlimited image sizes. The Company's Big Color products incorporate a number of proprietary software advances, including ColorMark and SmoothTone/(TM)/ technologies. ColorMark is the Company's color management system that ensures accurate and consistent color from print to print. This technology allows the user to print multiple copies of the same file and achieve near perfect matching of colors, even after changing ink and media. SmoothTone is an image-enhancement technology that significantly boosts the apparent resolution of the printing engine to provide output with near continuous-tone quality.

The Company's ThermalRes/(R)/ technology, for which a United States patent has issued with additional U.S. and foreign patents pending, accomplishes an even higher degree of resolution enhancement for text and line art in monochrome and four-color pre-press printing applications. ThermalRes technology is used in the Company's chemical-free filmsetter product, PressMate-FS.


DisplayMaker Professional. The Company's first "Big Color" product is a 36-inch wide, photo-realistic, roll-fed, color inkjet printer capable of printing poster-size images up to 36 inches wide and, depending on the software application, up to 50 feet long. The DisplayMaker Professional includes a third-party-supplied inkjet marking engine and the Company's patented Big Ink/(TM)/ Delivery System. The ColorMark color management system incorporated into the ColorMark print server ensures consistent color quality from print to print.

DisplayMaker Express. The Company's second proprietary printer is a 54-inch wide, photo-realistic, high-speed, roll-fed, color inkjet printer which utilizes phase-change inks together with printhead technologies for which the Company has exclusive rights for certain wide-format applications. The DisplayMaker Express prints over 100 square feet per hour, or an E-size (34 inches by 44 inches) print in approximately six minutes. DisplayMaker Express is capable of producing prints 54 inches wide and in excess of 150 feet in length. The DisplayMaker Express uses specially formulated ColorMark solid pigmented ink pucks, rather than dye-based aqueous inks used by other inkjet printers, which provides improved UV stability and water resistance. The DisplayMaker Express requires the use of ColorMark qualified or certified media, which ensures proper printer functionality and print quality.



DesignWinder. LaserMaster's third proprietary printer is a 36-inch wide, drum-based, wide-format, sheet-fed, color inkjet printer which utilizes a revolutionary eight printhead station design to produce high-quality signs, photos and digital art and sets a new five minute benchmark for producing E-size prints. DesignWinder is capable of producing apparent 1200 dpi (dots per inch) resolution prints up to 33.5 inches by 47.25 inches in size utilizing its patent-pending ColorSpan Wide Gamut(TM) printing technique which uses additional inks to address more discreet colors within the color gamut. The high-precision, spinning drum-based design provides superior dot placement accuracy and repeatability, setting a new standard in Big Color print quality, unattainable in traditional inkjet plotter devices (print engines that use a moving print head traveling perpendicular to a moving web of paper to attain print coverage).


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


Halon32. The Halon32 Color Laser Copier interface provides users of the ColorMark Pro 1600 color print server the option of printing their digital files to any one of a variety of color laser copiers.



ColorMark Pro 1600. The DesignWinder printer, DisplayMaker printers, PressMate filmsetter and Halon color laser copier interface are all driven by the Company's ColorMark Pro 1600 print server, a raster image processor that is based on a 166 MHz, 32-bit superscalar microprocessor. The ColorMark Pro 1600 features advanced file spooling (a queue method) for multiple users, "RIP Saver(R)" (which stores processed files to avoid redundant rasterization), job management and logging features that track ink and paper consumption for job-costing, work-flow planning and other purposes. This device has connectivity capacity to handle several devices simultaneously including one DesignWinder, up to two DisplayMaker Professionals, one DisplayMaker Express, up to two PressMate-FS's or up to two color laser copiers with Halon32 interfaces.



RIPStation. The RIPStation is an entry-level color server alternative. It is based on a 133 MHz, 32-bit microprocessor. It functions similarly to the ColorMark Pro 1600 without the added advanced or multiple engine connectivity features offered by the ColorMark Pro 1600.



Consumables. Color printing consumes significant quantities of inks and media. LaserMaster products include a range of consumables, such as specialized dye-based inks for indoor use and pigmented inks for outdoor use. In addition, the Company has signed a supply agreement with 3M Commercial Graphics
Division to supply its Matched Component System (MCS) inks, media and laminates that carry a written guarantee backed by 3M for one year outdoor use. The Company performs qualification testing on these consumables before releasing them for customer shipment. The specialized inks are created specifically for LaserMaster products to optimize image quality and printer performance. The Company currently offers a variety of media for its wide-format inkjet printers that include recent introductions such as WaterFast(TM) vinyl for outdoor use, canvas, paper and polyester-based substrates.


The Company sells the consumables (inks, media and film) required for optimum use of the printing products it sells. The Company offers various ColorMark consumables for its Big Color printers, including cyan, magenta, yellow and black 500 ml Big Ink packs for use with the DisplayMaker Professional and DesignWinder, and uniquely configured 150 ml ColorMark solid ink pucks required for the DisplayMaker Express. The Company expects to sell ColorMark ColorSpan Wide Gamut(TM) inks for use with DesignWinder. The Company currently sells ColorMark Bond, ColorMark Vinyl and ColorMark WaterFast Removable Tyvek media for use with the DisplayMaker Express and expects to add additional media in the near future. The Company also offers a variety of print media such as Coated Gloss paper, PolyGloss(TM), FineArt(TM) Canvas, matte, ClearFilm,/(TM)/ and TransWhite(R) translucent backlit film (used on back-lighted signs) for use with the DisplayMaker Professional. As part of the ColorMark system, the 500 ml Big Ink packs, and 150 ml ColorMark ink pucks, or blocks, ship with ColorMark profilers (recyclable circuit boards) that plug into the ColorMark Docking Station, and provide information to ensure accurate, consistent color output from print to print. The domestic price per dye-based Big Ink pack is $199 per color. The domestic price per ColorMark ink puck is $175. The domestic prices of the ColorMark paper and other media range from $65 to $439 per 100-to 150-foot, 36-inch wide rolls, and from $239 to $699 per 100- to 160-foot, 54-inch wide rolls. Big Color consumables revenue for fiscal 1996 was $17.7 million, with $5.6 million in the June 1996 quarter.



The Company's PressMate-FS Personal FilmSetter(R) requires specially developed ThermalRes film rolls which are also supplied by the Company. This unique specialty film is manufactured to the Company's specifications. The domestic price is $295 for a 90-foot roll of ThermalRes film. ThermalRes consumables revenue for fiscal 1996 was $1.6 million, with $.6 million in the June 1996 quarter.



The Company's Unity(TM) line of plain-paper typesetters require toner and process units for operation. The domestic price for toner is $69 per unit, and process units list for $699 per unit. Plain-paper typesetting consumables revenue for fiscal 1996 was $9.4 million, with $1.8 million in the June 1996 quarter.


The Company's products, which have suggested US list prices of approximately $6,995 to $74,000/(1)/, include:

---------------------------------------------------------------
PRODUCT                 DISTINGUISHING FEATURES
---------------------------------------------------------------
DisplayMaker            500 ml/color Big Ink Delivery System
 Professional           ColorMark Calibrator
                        36" wide roll-fed output
---------------------------------------------------------------
DisplayMaker            ColorMark calibrator
 Express                54" wide roll-fed output
                        150 ml ColorMark solid ink pucks
                        Print speed up to 6 inches per minute
---------------------------------------------------------------
DesignWinder            500 ml/color Big Ink Delivery System
                        ColorMark Calibrator
                        36" wide manual sheet-fed output
                        E-Size prints in as little as 5 minutes
                        Apparent resolution of 1200 dpi
---------------------------------------------------------------

----------------------------------------------------------------
PressMate-FS            Chemical-free film processing
Personal FilmSetter     12" x 26" ThermalRes film output
                        VideoNet connection to the RIPStation or
                        ColorMark Pro 1600
                        500 MB Internal Storage
----------------------------------------------------------------
Halon32 Color Laser     Direct digital support for the Canon,
Copier Interface        Kodak ColorEdge, Xerox MajestiK and
                        Xerox Regal color laser copiers.
----------------------------------------------------------------
ColorMark Pro 1600      166 MHz, 32-bit processor
Print Server            64 MB RAM
                        PostScript-language compatible Level 2
                        1 GB storage
----------------------------------------------------------------
RIPStation Print        133 MHz, 32-bit processor with floating
Server                  point unit
                        32 MB RAM
                        PostScript-language compatible Level 2
                        1 GB storage
----------------------------------------------------------------

     /(1)/Effective September 1, 1996.


PRODUCT DEVELOPMENT


The Company's continued success depends on making ongoing investments in product development to ensure the timely introduction of high-performance products in response to changes in technology, market demands and customer requirements. For certain important additional cautionary factors, risks and uncertainties, refer to Exhibit 99 of this form 10-K-A. Accordingly, the Company is committed to creating specialty printing products that yield performance superior to standard marking engines, designing new engines and enhancing existing products to achieve higher levels of performance. The Company is also committed to designing and enhancing products to increase the Company's after-market consumables business.


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

SALES AND MARKETING


The Company sells its products primarily through direct telemarketing, supplemented by dealers in U.S. and Canada and value-added resellers Internationally. As of June 30, 1996, the Company employed a 73 person telemarketing sales force including sales professionals focused in part on developing relationships with major national printing accounts. The Company's sales efforts are supported by a direct mail marketing program designed to achieve frequent contact with its potential customers, including PostScript and reprographic service bureaus, photo labs, quick printers, sign shops, exhibit houses and corporate marketing departments. The Company complements its direct mail efforts by advertising in trade journals and by exhibiting regularly at industry trade shows.

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


Domestic and Canadian Sales. The Company's domestic and Canadian sales and marketing operations are based at its headquarters in Eden Prairie, Minnesota. For all of its products, the Company augments its direct sales activities by using dealers who offer local product demonstrations and support. Although dealers may serve as the local point of contact with the end-user, the Company's factory sales professionals remain the primary sales advocates and work with dealers to close sales in the U.S. and Canada.



For its Big Color products, the Company has also established relationships with independent copy shops and local service printers that have purchased Big Color products. These Big Color Digital Printing Centers are provided cooperative marketing support to promote Big Color printing services and products in their area. The Company's direct telemarketing sales professionals refer potential customers to these local Big Color Digital Printing Centers or resellers to observe the use of the Company's Big Color products. From time to time, the Company pays a fee to the showcasing center or reseller following a sale.
The Company believes that this marketing approach permits the Company to price its Big Color products at competitive levels.


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


International Sales. The Company currently sells its products in all of the Western European nations and in the principal Eastern European, Latin American, Pacific and Asian markets. The Company's European sales, support and warehouse facility is located near Amsterdam, The Netherlands. The Company conducts sales operations for Europe, the Middle East and Africa from its European headquarters, while it manages other international sales from its headquarters in the United States.



In International markets, the Company sells its products through a network of non-exclusive resellers. Resellers are granted the right to purchase LaserMaster products at discounted prices from list price and distribute those products within a specified territory outside the United States. Reseller agreements require the reseller to promote, market and support LaserMaster products and are typically for a one year period with automatic one year renewals. Either party may terminate the agreement with or without cause, with a 30 day written notice. The Company may appoint other resellers and may sell directly to customers inside these territories. For the year ended June 30, 1996, sales to customers outside of the United States accounted for approximately 44% of the Company's total revenues. See Note 13 of Notes to Consolidated Financial Statements for additional information regarding International operations.



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

For some of its products the Company currently purchases fully assembled printer marking engines directly from manufacturers and other components, parts and subassemblies from outside sources. For its PressMate-FS, DisplayMaker Express, DesignWinder and ColorMark Pro products, the Company purchases components and uses them to manufacture the printer engines and servers. The Company designs controller boards and software for use with these print engines and components. The Company utilizes a computerized material requirements planning and monitoring system to integrate its purchasing, materials handling and inventory control functions.



Certain components used in the Company's products, including printer marking engines, printheads and custom fabricated components, are currently available only from sole sources, and certain other components are available from only a limited number of sources. The Company has in the past experienced delays as a result of the failure of certain suppliers to meet requested delivery schedules. In addition, the Company's sole source supplier for the 36-inch, wide-format, color inkjet marking engine used in the Company's DisplayMaker Professional, also sells wide-format color printers that compete with the DisplayMaker Professional in certain markets. In August 1996, the Company experienced a severe shortfall in Piezo head components due to a yield problem with one of its key vendors. That shortfall will cause a material reduction in revenues for the DisplayMaker Express product line in the September 1996 quarter. The Company hopes to assist the vendor in overcoming this obstacle during the December 1996 quarter. The Company's potential inability to obtain sufficient sole or limited source components, or to develop alternative sources, could result in delays in product introductions, interruptions in product shipments or the need to redesign products to accommodate substitute components, any of which could have a material adverse effect on the Company's operating results. For certain important additional cautionary factors, risks and uncertainties, refer to
Exhibit 99 of this form 10-K-A.


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

COMPETITION


The computer printer industry is intensely competitive and rapidly changing. Some of the Company's existing competitors, as well as a number of potential competitors, have larger technical staffs, more established and larger marketing and sales organizations and significantly greater financial resources than the Company. For certain important additional cautionary factors, risks and uncertainties, refer to Exhibit 99 of this form 10-K-A.

The Company's Big Color inkjet printing products compete in the short-run, wide-format, photo-realistic color printing market with photographic methods and electrostatic or inkjet digital printers. Some of the competing manufacturers and vendors in this market include Hewlett-Packard Co., ENCAD, Inc., RasterGraphics Inc., Versatec, Inc., Electronics for Imaging, Inc., Iris Graphics, Inc., Calcomp, Inc., Roland, Mutoh, Epson, Summagraphics, and a variety of competitors who purchase ENCAD's printer engines on an OEM or systems integration basis. It is widely rumored that Tektronix, Inc. is about to launch a wide-format device as well. The Company introduced a new, high-speed, high-resolution Big Color product, DesignWinder, in September 1996. This product is based on a drum and uses eight printheads to achieve a new level of quality for a liquid inkjet printer output. The Company uses the eight printhead design to offer customers the option of high speed output (E-size prints in 5 minutes) or highest resolution (effective 1200 dpi) through the use of ColorSpan Wide Gamut inks. The Company anticipates that the successful release of this product will allow it to expand into markets that require large-format printing at a higher quality than has been available with traditional, inkjet, reciprocating head, plotter technology. Competition in this market is generally based on equipment cost, printing quality, production and printing speed, operating costs and the costs of maintenance and upkeep. The traditional photographic approach, employed to produce photo-realistic output one page at a time, is expensive, time-consuming and labor-intensive, especially when an image includes text. This approach also requires skilled personnel and special production facilities and creates chemical wastes. Digital printers, used with software that permits manipulation of images and text, can create photo-realistic output without the use of the photographic process, eliminating the need for chemical production facilities.


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

PROPRIETARY RIGHTS

The Company's ability to compete effectively depends, in part, on its ability to maintain the proprietary nature of its technologies through patents, trademarks, copyrights and trade secrets. Important features of the Company's products are represented by proprietary software, some of which is licensed from others and some of which is owned by the Company. The Company attempts to protect its proprietary software with a combination of copyrights, trademarks and trade secrets, employee and third-party nondisclosure agreements and other methods of protection. Despite these precautions, it may be possible for unauthorized third parties to copy certain portions of the Company's products or to reverse-engineer or obtain and use information that the Company regards as proprietary. In addition, there can be no assurance that others will not independently develop software products similar or superior to those developed or planned by the Company. For certain important additional cautionary factors, risks and uncertainties, refer to Exhibit 99 of this form 10-K-A.


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

ITEM 2.  PROPERTIES.


As of August 31, 1996 the Company leases an aggregate of 296,606 square feet of office and warehouse space in Eden Prairie, Minnesota of which 168,034 square feet is from a related party (see Item 13), pursuant to leases expiring at various times through December 2010. Of the total amount leased, approximately 46,022 square feet has been subleased until October 1, 1996. The leases require payments of property taxes, insurance and maintenance costs in addition to basic rent and contain renewal options for periods ranging from one to three years. The Company is fully utilizing its current facilities and will likely need to acquire additional space when its new product, DesignWinder, reaches production quantities expected in the Fall of 1996. Additional facilities are readily available within or near the current campus at rates comparable to what the Company is currently paying.


The Company also leases approximately 14,850 square feet of office and warehouse for its European headquarters in Hoofddorp, outside of Amsterdam, The Netherlands.

ITEM 3.  LEGAL PROCEEDINGS.


In October 1995, a shareholder of the Company (Becker) filed an action against the Company and four of its officers and directors alleging violations of the Securities and Exchange Act of 1934. In December 1995, two other similar suits were filed by other shareholders and subsequently consolidated with the Becker suit. The Becker claims have been pled as a class action including all purchasers of the Company's stock during the period of December 3, 1993 through December 8, 1994. In February 1996, one of the directors named in the suit was dismissed from the case without prejudice. The suit alleges that the Company and the named individual defendants knew of material, negative, non-public information, withheld such information from the public so as to cause a fraud on the market, and that the individual defendants personally benefitted by selling shares of common stock with knowledge of such material adverse information. The individual defendants may have the right to indemnification from the Company for their defense and liability. The individual defendants, but not the Company, may have coverage for certain claims under the Directors' and Officers' insurance policies in effect at the relevant time. The Company believes the action is totally without merit and is vigorously defending the matter. The Company currently intends to press the case to trial so that the facts will be heard. In order to contain costs, preserve its ability to meet the demands of litigation throughout the lengthy trial process and bolster its legal defense team (which includes the resources of outside counsel), the Company has hired an in-house litigator and support staff with experience in these types of suits. The case is in the early stages of discovery and the plaintiffs' total damage claim has not been articulated. If the matter is not resolved by settlement or a final judgement within the limits and coverage of the applicable Directors' and Officers' insurance, this litigation could have a material adverse effect on the Company. See Exhibit 99 of this form 10-K-A for additional discussion of risk factors.


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

The Company is currently involved in a dispute regarding liability for the value of certain components lost by a carrier prior to delivery to the Company. At this time the liability of the shipper, the carrier, or the insurers of the shipped, the carrier and the Company has not been determined.

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

MARKET INFORMATION

Since July 17, 1990, the Company's Common Stock has traded on the Nasdaq National Market System (Nasdaq symbol: LMTS). The following table sets forth the high and low sale prices reported in the Nasdaq National Market System:


                                             Common Stock
                                            --------------
                                             High      Low
                                             ----      ---
Fiscal Year 1995
  First Quarter............................  $18.125   $7.50
  Second Quarter...........................   17.125    5.875
  Third Quarter............................    7.25     5.00
  Fourth Quarter...........................    8.00     4.625

Fiscal Year 1996
  First Quarter............................    7.625    5.125
  Second Quarter...........................    7.50     5.125
  Third Quarter............................    7.125    4.75
  Fourth Quarter...........................    6.875    3.625

Fiscal Year 1997
  First Quarter (through August 31, 1996)..    4.813    3.25


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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS FROM OPERATIONS

(Tabular information: dollars in thousands, except per share and percentage amounts)

CAUTIONARY STATEMENT


The statements in this Management's Discussion and Analysis that are forward looking involve numerous risks and uncertainties and are based on current expectations. Actual results may differ materially. Refer to exhibit 99 of this form 10-K-A for certain important cautionary factors, risks and uncertainties related to "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act").


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


Included in fiscal 1996 cost of sales is a special charge of $5.5 million consisting of $4.2 million in inventory revaluation associated with the transition from certain product lines developed as a systems integrator and $1.3 million to cover replacement costs, product returns, and inventory revaluation related to the Company's older model PressMate product. These charges are based on the Company's estimates of net realizable value of the related inventory and for expected returns of older model PressMates as of the time the charges were incurred through the release of the Company's first two proprietary printer products many issues were encountered which required new and innovative customer service, technical support, and manufacturing process enhancements.



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

RESTRUCTURING AND OTHER SPECIAL CHARGES

In May 1996, the Company incurred $4.4 million in restructuring and other special charges as a result of its revised business plan which is intended to accelerate the Company's migration from a systems integrator to a manufacturer of proprietary printing engines. Included in the $4.4 million charge is $3.3 million for the revaluation of intellectual property tied to certain technologies and contract rights and $282,000 for severance related to workforce reductions. The charge also includes $443,000 for expected losses on the disposal of property and equipment and $403,000 in commitments under non-cancelable leases as a result of consolidating foreign sales offices and certain domestic operations. As a result of these actions, operating expenses should be approximately $200,000 per month lower in fiscal 1997 than in fiscal 1996. Some of these expenses may be incurred again as DesignWinder and other new products are introduced in the marketplace.


INTEREST EXPENSE

Interest expense was $1.8 million, $1.3 million and $1.3 million in fiscal 1996, 1995 and 1994, respectively. The increase in interest expense in 1996 is attributable to an overall increase in average debt levels and costs associated with obtaining new financing.

INCOME TAXES


The effective income tax rate was 33.0%, 30.1% and 33.7% in fiscal 1996, 1995 and 1994, respectively. The Company expects its effective tax rate to decrease as it returns to profitability due to the benefits it can receive from the use of its Foreign Sales Corporation. At June 30, 1996, the Company had approximately $5.9 million in net deferred tax assets. Realization of approximately $3.6 million in deferred tax assets related to federal net operating loss carryforwards and federal research and development credits will require the Company to generate future taxable income of approximately $11 million within the next 15 years to receive full taxable benefit. The remaining $2.3 million in deferred tax assets can be recovered by future reversals of existing taxable temporary differences. The Company expects to generate sufficient taxable income within the next 15 years to recover the entire $5.9 million in net deferred tax assets. See Note 11 of Notes to Consolidated Financial Statements for further disclosures relating to income taxes.


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


Financing activities consumed $365,000 of cash during fiscal 1996. LMC borrowed $1,765,000 in the first quarter of fiscal 1996 from TimeMasters, Inc. ("TMI"), a corporation controlled by the Company's Chief Executive Officer, to cover short-term cash shortfall. In January 1996, LMC replaced the operating line of credit that it maintained through a commercial bank with a new, three-year credit agreement with a commercial financing company. The new agreement allows LMC to borrow up to $10 million based on availability equal to 60% of net eligible accounts receivable and 25% of net eligible inventory. The agreement expires January 17, 1999 and requires the borrower to meet various financial covenants involving capital expenditures, additions to capitalized software and intellectual property, minimum debt service coverage ratio, and maintenance of a minimum net worth. The agreement also requires LMC to meet various non-financial covenants. As part of this agreement, the commercial finance company required that the loan to TMI be subordinated to the rights and security interest of the lender, and that a forbearance agreement restrict repayment of the TMI debt to permit repayments of specified amounts only if certain financial conditions were met, of upon the sale of common stock. In consideration for agreeing to such subordination and forbearance, TMI was issued a warrant to purchase 277,953 shares of the Company's common stock at an exercise price of $6.35 per share and received a right to convert up to $1 million of indebtedness into common stock at the lower of $5.875 per share or the market price on the date of such conversion. The warrant and note to TMI, which the Company believes were on terms at least as favorable to the Company as could have been obtained from an unaffiliated party, were approved by shareholders at the Company's annual meeting in May 1996.

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


Additionally, to meet the cash shortfall in September 1996, the Company privately placed 2,285,715 shares of its common stock for a purchase price of $4.375 per share, together with warrants to purchase an additional 2,285,715 shares with an exercise price of $7.00 per share, for an aggregate consideration of $10 million. Of such shares, 1,371,429 shares were sold to Sihl-Zurich Paper Mill on Sihl AG, a Swiss corporation ("Sihl"), for $6 million, $2.2 million of which is represented by a promissory note that is due when a promissory note from a group of entities affiliated with TMI is paid. Sihl conditioned its investment on an investment of $4 million by the Company's Chief Executive Officer or an entity with which he is affiliated. In satisfaction of such condition, TMI and affiliates (the "TimeMasters Group") purchased 914,286 shares for $4 million and received warrants to purchase an additional 914,286 shares at $7.00 per share, all of which is represented by promissory notes that are due October 15, 1996 or upon sale of real estate that such group is selling to finance the investment. Both Sihl and the TimeMasters Group pledged the shares and warrants they purchased to secure their promissory notes and the TimeMasters Group also secured its notes by a mortgage on the real estate. The warrants issued to TMI and Sihl have a term of eight years and may be exercised at any time. The agreement pursuant to which such shares and warrants were purchased provides for both incidental and demand registration rights for a period of ten years from the closing date of the transaction. Additionally, it provides to Sihl, but not to the TimeMasters Group, a right to first refusal to purchase a pro-rata portion (based on the ratio of number of shares Sihl owns or has the right to purchase to all shares of the Company that are outstanding or subject to options, warrants or convertible securities), of any securities (subject to certain exceptions) that the Company proposes to issue until Sihl's percentage ownership declines below 10%. The agreement prohibits repayments of LMC's previous indebtedness to TMI until TMI's promissory notes are paid in full or simultaneously therewith. The Company anticipates applying a portion of the proceeds from the private placement of common stock to repayment of LMC's indebtedness to TMI under the note to TMI in the principal amount of $1.765 million, as permitted by the subordination and forbearance agreement.


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


The Company does not have any significant commitments for capital expenditures, but is devoting significant cash resources to defense costs associated with the class action litigation brought against the Company and certain officers Additionally, the Company has plans to expend significant capital to promote the introduction of its new DesignWinder product series and to expand sales and marketing efforts related to after-market consumables. The Company may also be required to lease additional space when DesignWinder reaches production levels. Management expects that the proceeds from the private placements will allow the Company to carry out its business plan for fiscal 1997. This plan includes the introduction of new proprietary print engine, DesignWinder, and new consumable offerings in late calendar 1996 along with at least one additional print engine and consumables into the next fiscal year. Management believes this plan is achievable and will result in sufficient cash flow to fund operations. If sales are less than expected or reasonably priced sources of financing are not available, the Company may be required to revise its business plan or further restructure its capitalization. Substantially all of the Company's assets have been pledged to secure outstanding borrowings and there can be no assurances that the Company would be able to protect existing equity holders in the event of such a restructuring.


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

None

                                    PART III
                                    --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

THE FOLLOWING TABLE SETS FORTH INFORMATION, AS OF AUGUST 31, 1996, CONCERNING THE DIRECTORS OF THE COMPANY:


                                                                            Year
                                                                          Became
Name, Age, Positions, Principal Occupations, Directorships              Director
--------------------------------------------------------------------------------
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


Name                        Age                            Positions
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


======================================================================================================================
                                     Annual compensation                 Long term compensation
                             ---------------------------------------------------------------------------
                                                                           Awards
                                                                   ----------------------
                                                        Other                                                All other
                                                        annual     Restricted                 Payouts/       compen-
Name and principal    Year   Salary ($)      Bonus      compen-    stock         Options/     LTIP           sation
 position                                     ($)       sation     award(s)      SARs (#)     payouts        ($)
                                                        ($)        ($)                        ($)
----------------------------------------------------------------------------------------------------------------------
Melvin Masters        1996     $246,875                                                                      $ 6,736/1/
Chief Executive       1995      250,000                                                                      $ 6,016/1/
Officer               1994      250,000                                                                      $ 5,096/1/
----------------------------------------------------------------------------------------------------------------------
Robert Wenzel         1996     $203,125                                           220,000
Chief Operating       1995      165,625     $35,000
Officer               1994      150,000       1,000
----------------------------------------------------------------------------------------------------------------------
James E. Retterath    1996     $203,125                                           240,000
Secretary             1995      161,667      34,100/2/
                      1994      127,500      35,000
----------------------------------------------------------------------------------------------------------------------
Larry Lukis           1996     $150,000                                                                      $10,908/1/
Chief Technical       1995      250,000                                                                      $ 9,898/1/
Officer               1994      250,000                                                                      $ 7,923/1/
----------------------------------------------------------------------------------------------------------------------
Thomas D. Ryan        1996     $131,458     $16,500                                40,000
Executive Vice        1995            *
President             1994            *
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

                                       OPTIONS/SAR GRANTS IN LAST FISCAL YEAR
===================================================================================================================
                                                                                             Potential Realizable
                                                                                            Value at Assumed Annual
                                  Individual Grants                                           Rates of Stock Price
                                                                                            Appreciation for Option
                                                                                                      Term
===================================================================================================================
                                               % of Total
                                                Options/
                                 Options/         SARs        Exercise or
                                   SARs        Granted to     Base Price    Expiration       5% ($)         10% ($)
Name                             Granted       Employees      ($/Share)        Date
                                   (#)         in Fiscal
                                                  Year
-------------------------------------------------------------------------------------------------------------------
Robert J. Wenzel                100,000/1/        7.6%           $4.00      April 2006      $251,560       $637,480
                                120,000/2/        9.1%           $4.00      April 2006      $301,872       $764,976
-------------------------------------------------------------------------------------------------------------------
James E. Retterath              120,000/1/        9.1%           $4.00      April 2006      $301,872       $764,976
                                120,000/2/        9.1%           $4.00      April 2006      $301,872       $764,976
-------------------------------------------------------------------------------------------------------------------
 Thomas D. Ryan                  40,000           3.0%           $4.00      April 2006      $100,624       $254,992
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

                  AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES
===================================================================================================================
                                                                              Number of        Value of unexercised
                                                                              unexercised           in-the-money
                                                                            options/SARs at    options/SARs at FY-
                                      Shares acquired     Value Realized      FY-end (#)       end ($) exercisable/
Name                                  on exercise (#)           ($)          exercisable/       unexercisable (1)
                                             ($)                             unexercisable
-------------------------------------------------------------------------------------------------------------------
Melvin L. Masters                           -0-                 -0-              -0-                   -0-
-------------------------------------------------------------------------------------------------------------------
Robert J. Wenzel                            -0-                 -0-         41,250/243,750        $117,200/$189,000
-------------------------------------------------------------------------------------------------------------------
James E. Retterath                          -0-                 -0-         28,750/301,250        $ 66,500/$276,600
-------------------------------------------------------------------------------------------------------------------
Lawrence J. Lukis                           -0-                 -0-              -0-                   -0-
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

DIRECTOR COMPENSATION


For fiscal year 1996, there was no plan for compensation to non-employee directors. All directors were reimbursed for their expenses incurred in attending meetings. Jean-Louis Gassee, John Meyer and Scott Parr also acted as consultants to the Company. An additional $30,000 of consulting fees was incurred for services provided by Mr. Gassee during fiscal 1996. Jean-Louis Gassee has significant expertise in the personal computer industry and in the management of research and development of hardware and software products. His expertise in the trends and issues in this industry was not available within the Company and could only be obtained through a relationship with a specialized consultant or highly compensated employee, if one could be identified and retained. Mr. Gassee consulted with the Company on a number of issues including industry trends, and product development issues. An additional $15,000 of consulting fees was incurred for services provided by Mr. Meyer during fiscal 1996. John Meyer is an independent consultant whose background is in desktop publishing software and hardware. Mr. Meyer consulted with the Company on technology management matters. Mr. Parr was paid $8,000 in consulting fees for services provided during fiscal 1996. Mr. Parr is the former General Counsel of the Company and has expertise not found within the company in the area of corporate finance. Mr. Parr provided consultation services regarding financing matters. The consulting fees paid to Messrs. Gassee, Meyer and Parr were determined and set based on anticipated consulting services and the market costs therefor. The Company believes that the consulting fees paid to Messrs. Gassee, Meyer and Parr represent the approximate market value for the consulting services performed and that which might be obtained from similar arrangements with non-affiliates.


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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.


The following table sets forth, as of September 30, 1996, certain information with respect to beneficial share ownership by the directors, individually; by all persons known to management to own more than 5% of the Company's outstanding Common Stock, individually; and by all executive officers and directors as a group. Except as otherwise indicated, the shareholde rs listed below have sole investment and voting power with respect to their shares.



                                  Number of
                              Beneficially Owned  Percent of  Shares
Name of Beneficial Owner            Shares            Outstanding
------------------------            ------            -----------
Sihl-Zurich Paper Mill
 on Sihl AG (1)                    2,742,858             17.7%

Melvin L. Masters (2)              2,625,525             16.9%
6425 Beach Road
Eden Prairie, MN 55344

Lawrence J. Lukis (3)              2,199,531             14.2%
3250 Fox Street
Long Lake, MN 55356

General Electric
 Capital Corporation (4)             881,542              5.7%

Ralph D. Rolen (5)                   107,774               *

Jean-Louis Gassee (6)                 85,000               *

Robert J. Wenzel (7)                  53,050               *

James E. Retterath (8)                28,750               *

Thomas D. Ryan (9)                    12,000               *

All officers and directors
as a group (8 persons) (10)        5,165,779             33.3%




*  Less than 1%

(1)  Includes warrants to purchase 1,371,429 shares.

(2) Includes 411,428 shares and warrants to purchase 963,667 shares owned by TMI; 274,286 shares owned by GRAMPI; 228,572 shares and warrants to purchase 228,572 shares owned by GRAMPI #2.

(3) Includes shares owned by Donna Lukis, Mr. Lukis' spouse. Includes 183,000 shares held by the Lukis Foundation, of which Mr. Lukis is a director. Mr. Lukis disclaims beneficial ownership both of Ms. Lukis' shares and those held by the Lukis Foundation.

(4)  Includes warrants to purchase 471,286 shares.

(5) On June 6, 1996, effective August 6, 1996, Mr. Rolen resigned his previously held position as trustee of Masters Trust I and as a result, no longer controls shares held in that trust.

(6) Includes 60,000 shares issuable to Mr. Gassee under options which are exercisable.

(7) Includes 41,250 shares issuable to Mr. Wenzel under options which are exercisable or will become exercisable within 60 days. Also includes shares held as trustee for four education trusts.

(8) Includes 28,750 shares issuable to Mr. Retterath under options which are exercisable or will become exercisable within 60 days.

(9) Includes 10,000 shares issuable to Mr. Ryan under options which are exercisable or will become exercisable within 60 days.

(10) Includes 151,483 shares issuable under options which are exercisable or will become exercisable within 60 days and warrants to purchase 1,192,239 shares.


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


     The Company leases 168,034 square feet of space under this agreement which has a term of fifteen years and a monthly base rate as of December 1995, of $82,216. The base rate escalates periodically over the term of the lease. The Company is also required to pay its pro-rata share of property taxes, utilities and essentially all other operating expenses. There is no renewal option. Rent expense under this lease was $1,355,000 in fiscal 1996 of which $119,765 had not been paid as of June 30, 1996.


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


(4) During September and October 1995, LaserMaster Corporation's (LMC's) cash needs exceeded available cash. To cover short-term cash needs, LMC borrowed $1,765,000 under a demand note from TimeMasters, Inc. (TMI), a corporation controlled by the Company's Chief Executive Officer. The note bears interest at prime rate plus 1.75%. Accrued interest on June 30, 1996 totaled $14,507. The entire amount of the note remained outstanding at June 30, 1996 as repayment was restricted by the terms of a subordination and forbearance agreement between LMC, TMI and LMC's senior lender, GE Capital Corporation. In consideration for providing financing to LMC and executing the subordination and forbearance agreement, TMI was issued a warrant for the purchase of 277,953 shares of the Company's common stock at an exercise price of $6.35 per share and the right to convert up to $1 million of indebtedness into shares of the Company's common stock upon the occurrence of certain events, at the lower of $5.875 per share or market price at the time of conversion in the event either LMC is unable to repay such indebtedness before January 17, 1998, or an event of default occurs. This transaction was submitted to and approved by the shareholders at the Company's annual meeting in May 1996.



(5) In September 1996, the Company issued 914,286 shares of restricted common stock in a private placement to TimeMasters, Inc., GRAMPI and GRAMPI #2 (together as a group known as the TimeMasters group), which is controlled by Melvin L. Masters, the Company's CEO. The shares were issued at the market price of $4.375 per share and were paid by promissory notes totaling $4 million from the TimeMasters group. The notes are due the earlier of October 15, 1996 or upon the closing of the sale of the Shady View properties, (see item (1) above). The Company anticipates applying one of the notes in the amount of $1.8 million, to repayment of LMC's indebtedness to TMI (see item (4) above) by offset. In addition, the TimeMasters group was issued a warrant for the purchase of an additional 914,286 shares at $7.00 per share with an expiration date of September 16, 2004. The TimeMasters group has the right to require the Company to effect up to five demand registrations under the Securities Act within ten years of the closing date of the transaction. The agreement also provides for incidental registration rights during this same period. In addition, shares acquired by TimeMasters upon the exercise of the warrant or conversion right, obtained pursuant to the $1,765,000 demand note discussed in item (4) above, have preferential incidental registration rights expiring
      September 2006.


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


Exhibit
Number    Description
-------   ------------
10.1      Common Stock Purchase Agreement dated September 16, 1996 between
          LaserMaster Technologies, Inc. and Sihl-Zurich Paper Mill on Sihl AG,
          and a business group consisting of Melvin Masters, TimeMasters, Inc.,
          Grandchildren's Realty Alternative Management Program I Limited
          Partnership and Grandchildren's Realty Alternative Management Program
          I #2 Limited Partnership.

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


Date: September 10, 1997


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



/s/ Melvin L. Masters        President, Chief Executive Officer
------------------------     and Chairman of the Board
Melvin L. Masters            (Principal Executive Officer)


/s/ Lawrence J. Lukis        Chief Technical Officer and
------------------------     Director
Lawrence J. Lukis


/s/ Ralph D. Rolen           Director
------------------------
Ralph D. Rolen


/s/ Jean-Louis Gassee        Director
------------------------
Jean-Louis Gassee


/s/ Robert Wenzel            Director
------------------------
Robert Wenzel


/s/ Timothy Thurn            Treasurer and Principal Financial Officer
------------------------
Timothy Thurn



/s/ Mark Pederson            Controller
------------------------
Mark Pederson