Form 10-K
period 1997-06-30
LASERMASTER TECHNOLOGIES INC
filed 1997-09-29
CIK 857470

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended June 30, 1997

                                       or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________________ to ______________

     Commission file number   0-18114
                              ----------------------------------------

                        LASERMASTER TECHNOLOGIES, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

             MINNESOTA                                      41-1612861
------------------------------------                 ------------------------
  (State or other jurisdiction of                        (I.R.S. Employer
   incorporation or organization)                      Identification No.)

       7090 Shady Oak Road
       Eden Prairie, Minnesota                                55344
-----------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code        (612) 941-8687
                                                          -------------------
Securities registered pursuant to Section 12(b) of the Act:

     Title of each class            Name of each exchange on which registered

          None
--------------------------------    -----------------------------------------

--------------------------------    -----------------------------------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of August 31, 1997 was $21,120,000 based on the last sale price for the common stock as recorded by the National Association of Securities Dealers on that date.

As of August 31, 1997, there were 14,532,462 shares of the registrant's common stock outstanding.


DOCUMENTS INCORPORATED BY REFERENCE:

None.



                              [COVER PAGE 2 OF 2]

                                    PART I
                                    ------

Item 1. BUSINESS.
-----------------

General

LaserMaster Technologies, Inc. (the "Company") designs, manufactures and markets wide-format (up to 62" wide prints), high-resolution color inkjet printers, chemical-free film imagers ("filmsetters"), and related image processing equipment for professional printing applications through its newly renamed operating subsidiary ColorSpan Corporation, LaserMaster Europe, Ltd. and LaserMaster Asia/Pacific, Inc., to be known as ColorSpan Europe, Ltd. and ColorSpan Asia/Pacific, Inc., respectively. In addition, the Company sells related consumable products ("consumables") for its installed base of printers, consisting primarily of ink, media (such as specialty papers, canvas, vinyl, etc.), film, toner (ink-like powder) and process units (which facilitate transfer of toner to the media surface). The Company's products combine advanced computer technology with the Company's own sophisticated software, hardware and proprietary printers ("engines") to produce professional-quality printed output at an affordable cost.

The Company's HiRes 8-Color printer series (the newly introduced DisplayMaker 4000, 5000 and 6000) along with the DesignWinder/TM/ and the DisplayMaker/R/ Professional, DisplayMaker XL60 and DisplayMaker Express Big Color/R/ wide-format, digital inkjet color printers, are designed to be cost-effective solutions for the short-run digital computer printing of photo-realistic, wide-format color posters, signs, and banners. The Company's Halon/R/ product allows users to print digital files to various color laser copiers including those produced by Canon, Kodak and Xerox. The PressMate/R/-FS, a proprietary desktop chemical-free FilmSetter/TM/, is capable of film output generated without the use of chemicals (dry film) typically associated with developing film, with effective resolution of 2400 dots per inch. The ColorMark/R/ Pro 2000 Print Server is a raster image processor which is capable of supporting a combination of DisplayMaker Professional, DesignWinder, DisplayMaker Express and DisplayMaker HiRes 8-Color series printers, PressMate-FS Personal FilmSetters/TM/, and Halon color laser copier interfaces simultaneously, as well as offering time-saving features specifically designed for high-volume, production environments. The RIPStation/TM/ is an entry-level print server (raster image processor).

Until 1993, the Company's principal products were monochrome laser printers that were based on printer hardware or "engines" manufactured by others but included the Company's proprietary software (including "TurboRes/R/") and hardware designed to generate significantly higher effective resolution. Print resolution, commonly expressed in terms of "dots per inch" (the number of digitally placed dots on a line), approached the resolution used in professional typesetting previously dominated by photographic processes and was described as "plain-paper typesetting." Although the Company believes that it was a market leader in very high resolution laser printing and continued to enhance its products, from 1991 through 1996, many of the Company's competitors, including Hewlett-Packard/R/, increased the performance of their printer offerings, impacting the volume and margins achieved on sales in the high resolution laser printer marketplace. The Company focused its research and development efforts on other sectors of the printing market during this period (specifically on the development of proprietary printing hardware and related consumables) and ceased actively promoting its plain-paper typesetting products entirely in the fourth quarter of fiscal 1996, which resulted in a continuing decline in sales of plain-paper typesetting products over the next four quarters.

The bulk of the decline in sales from plain-paper typesetting products during this period was replaced by sales of new, wide-format color ink jet printers developed by the Company. The Company introduced its wide-format (36 inch), photo-realistic color printer, the DisplayMaker Professional, in 1993. Although still based on a printer "engine" developed by others, the DisplayMaker Professional integrates a high performance computer print server and the Company's own software with a proprietary ink delivery system ("Big Ink/TM/") to enhance speed, functionality and the quality of output to generate photo-realistic, poster sized prints and banners. As the market grew and demand increased, competitors have licensed the printer "engines" from the Company's supplier and have introduced their own competing product, which has negatively impacted the Company's margins.

As part of its longer term strategy to reduce its susceptibility to new market entrants, maintain product differentiation and lengthen its product life cycles, the Company began development of several proprietary printer "engines" in 1993 and has continued with this strategy through the present. The first of these products was targeted for a niche in the laser typesetting market by eliminating the need for the use of photographic processes and chemicals in creating an image on a photographic film used to create a metal printing plate. In 1994, the Company introduced a proprietary printer engine and associated software, PressMate, that uses heat-sensitive film rather than photosensitive film that allows dry process imaging on the desk-top rather than chemical development in the darkroom. The Company enhanced this printer and introduced a reconfigured version as the "PressMate-FS" in August, 1995. During the past three years, the Company has developed three new proprietary color printer products using engine platforms to address the wide-format color printing market. The first of these products, the DisplayMaker Express, is a 54 inch wide, photo-realistic roll-fed color printer that uses phase-change inks (solid inks that are melted during the printing process), which was introduced in 1995. The second color printer product developed during this time, the DesignWinder, was introduced in September 1996. The DesignWinder is a drum-based, 8 head, cut-sheet, printer that produces high-quality wide-format (36 by 48 inch) prints in as little as 6 minutes. Since 1994, the Company has also introduced the ColorMark Pro Print Servers, RIPStations (raster image processing stations), and the Halon copier interface to enhance and expand the utility, functionality and applications for the color products.

In September 1997, the Company introduced its newest HiRes 8-Color proprietary printing platform. The ColorSpan DisplayMaker 6000 was exhibited at the Print '97 trade show in Chicago, Illinois and several other shows later that month. The DisplayMaker 6000 is a 62" wide-format, roll-fed device with eight thermal ink jet print heads. Also available in this series are the DisplayMaker 4000 (42" wide) and DisplayMaker 5000 (52" wide) printers with the same feature set.

In August 1997, the Company announced its intention to rename its primary operating corporation. Effective August 1997, the Company renamed LaserMaster Corporation (its primary operating subsidiary) to ColorSpan Corporation. Subsequently, LaserMaster Europe Ltd. and LaserMaster Asia/Pacific, Inc. will become ColorSpan Europe, Ltd. and ColorSpan Asia/Pacific, Inc., respectively. The Company also intends to petition its shareholders during Fiscal 1998 to change the name of the parent company, LaserMaster Technologies, Inc.

The name change is consistent with the Company's strategic business plan. As early as June 1996 the Company had announced it intended to concentrate its efforts in the wide-format color printing arena. The ColorSpan name change reiterates the Company's focus on market opportunities in that area. In August 1997, the Company also announced it intended to sell wide-format inkjet media for Encad, HP and other wide-format printers via the world wide web.

The primary users of the Company's products are commercial printers, reprographic service bureaus, photo labs, quick printers, exhibit builders, in-house print shops, printers, publishers, government and educational facilities, and corporate marketing departments. Applications include point-of-purchase signs, trade show exhibit graphics, banners, billboards, courtroom graphics, pre-press positional proofing (proofs or other quick output to demonstrate concepts for advertising or graphics layouts), digital photo imaging and backlit signage.

The products are sold through a network of domestic resellers and international value-added distributors. In the U.S./Canada, the Company uses a factory sales team to assist the resellers in closing business.

The Company's domestic offices are in Eden Prairie, Minnesota. The Company's European sales subsidiary is headquartered in Hoofddorp, The Netherlands, and the Company's Asia/Pacific sales and technical support facility is located in San Jose, California.


Market

According to Wide-Format Digital Color Printing, a November 1996 market survey conducted by IT Strategies, a research and consultancy firm serving the digital printing markets, the Large-Format Digital Printing market for hardware and consumables is projected to grow from annual sales of approximately $554 million in 1996 to approximately $3.4 billion in 2000. The rapid growth in this market is being driven primarily by the increasing desire and need for customized, large-format color graphics, as well as significant advances in short-run printing and desktop publishing technologies. Traditional graphics printing methods, consisting of photographic, screen and offset printing, do not meet the requirements for production of short-run print jobs due to the time consuming, multi-step processes and set-up costs involved. As a result, digital printing has developed to fulfill the unmet demand of short-run users by allowing graphics to be printed directly from desktop publishing systems with dynamic interchange of data to print onto a variety of media.

There are a number of digital printing technologies, including inkjet, (piezo and thermal), pen, electrostatic, and photographic that allow users to produce wide-format output. Each of these technologies has specific qualities that can be critical to any given application, including resolution, speed, accuracy, color fill capability, fade resistance, reliability and cost.

A combination of characteristics has made inkjet printing one of the fastest growing technologies in the wide-format color printer market. The characteristics of wide-format inkjet printers include relatively low cost, high resolution, faster speed and the ability to print high-quality color. Inkjet printers (using either thermal or piezo print head technology) typically form images, lines and other characters by placing very small dots of ink as the print head moves horizontally, called a raster scan, while the media is typically scrolled vertically. Because inkjet print heads move above the media and do not actually make contact with the media, there is less mechanical wear and tear than experienced with other types of printing devices. Most inkjet printers can print on a variety of media or other materials used for signage or display.

Electrostatic printers generally are more expensive to purchase than inkjet printers or thermal printers and require the use of special medias. They offer certain advantages to users requiring low cost per square foot and high speed printing characteristics. Thermal printer/plotters are similar to electrostatic printers in that they require special paper, but also require ink ribbons to take advantage of the thermal print head. Thermal printers are typically more costly than comparable-size inkjet printers.

Other technologies that can be adapted to wide-format use include photographic output, electrophotographic output and dot matrix printers. These printers have disadvantages, including high costs, when compared to inkjet technology.

Strategy

The key elements of the Company's strategy are:

To maintain and enhance its position as a leading provider of affordable, high quality, proprietary products and aftermarket consumables supplies to the professional printing market. A growing portion of the Company's products are proprietary printer architectures (the printer engine including ink and media delivery systems) which were designed, manufactured, and marketed by the Company. PressMate-FS and DisplayMaker Express were the first two proprietary printer engines developed by the Company. In September 1996, the Company introduced the first member of its HiRes 8-Color printer platforms, the DesignWinder. The DesignWinder platform is also the basis for the Company's first OEM partner. Agfa-Gevaert commenced selling its product, the AgfaJet Atlas in July 1997. In September 1997, the Company, under its new ColorSpan identity, introduced a family of HiRes 8-Color printers with printing widths
varying from 42" to 62".   The Company's family of products is expected to grow
with the changing marketplace while meeting the needs of professional printing applications.

To develop and produce value-added software which distinguish its printer solutions. The Company has consistently taken market standards to a higher level of performance. Management has been committed to continually enhancing its products by adding features and options to its current family of devices through software enhancements. These enhancements continually evolve with products over their lives through increasing print speeds, allowing use of additional media and inks for various applications, improving color matching and print quality and continuing compatibility with other vendor's software and operating systems.

To continue to develop a global reseller channel which utilizes the Company's sales expertise. The Company has been successful developing its targeted markets through direct mail and telemarketing efforts. The Company intends to continue to enhance its global third party distribution channels while continuing to focus on its core direct market development and user education approach in partnership with its new reseller focus in the U.S. and Canada.

To develop additional media, ink and film for use with the Company's proprietary print engines to enhance printing applications and market expansion. In September 1996, the Company entered into a strategic alliance with Sihl-Zurich Paper Mill on Sihl AG (Sihl), a leading European manufacturer of specialty paper and related media, to enhance the development of unique and high-quality media for use with the Company's print engines. Sihl is a primary vendor in the Company's "Print and Hang" media offerings for outdoor use released during 1997. The Company added 21 new inkjet medias during the year. Included in these offerings are WaterFast Poly-Film, WaterFast Poster Paper and Banner Tyvek(R) for outdoor applications. The release of specialty media for use with the Company's DesignWinder added Artist Gloss Canvas and Artist Matte Canvas offerings, along with FirstLook Proofing Paper and FineArtArchival Paper for use in the fine art reproduction market. The Company also increased the number of widths and lengths offered in a number of core media offerings.

These media are tuned to provide the highest quality output when used in conjunction with LaserMaster/ColorSpan's ink and proprietary ColorMark color matching capabilities available on the Company's hardware product line.

In addition, the Company released multi-density ink offerings for its HiRes 8-Color DesignWinder products in both dye-based (Ultra Wide Gamut) and pigmented (Lightfast) versions.

To increase international sales. International sales have been a growing percentage of LaserMaster/ColorSpan's core business. The Company is committed to increasing its market share in Europe, Asia, Africa, Central and South America through its physical presence in Europe as well as by building ongoing relationships with its Value Added Distributors (VADs) throughout the world. The Company has opened a new technical support and sales office in San Jose, California to enhance the support of its Pacific Rim operations going forward.

To develop original equipment manufacturing (OEM) customers for the Company's proprietary products. The Company announced the signing of its first significant OEM relationship in August 1997. The Agfa-Gevaert group began selling its AgfaJet Atlas imaging system in July 1997. The product is based on the Company's HiRes 8-Color drum based DesignWinder platform. The Company is actively exploring relationships which would result in additional OEM customers
for its various product offerings.   The Company has plans to allow its
proprietary engines to be accessed by third-party print servers and color management systems. Augmenting the Company's existing distribution channels with high-quality OEMs could help gain market acceptance of the Company's products and expand its customer base for after-market consumables sales.

To expand consumable sales by offering a line of consumables (primarily media) to users of printers manufactured by others. In August 1997, the Company announced the opening of its Media.By.Air business segment. The internet sales model will market a line of inexpensive, high quality, commodity media and will rely on electronic commerce for marketing, order acceptance and shipment. It will partner with a number of third-party suppliers to offer overnight delivery of printing supplies to inkjet supplies consumers.

ColorSpan Products

ColorSpan's five wide-format color inkjet printers, the DisplayMaker Professional (initial shipments in June 1993), DisplayMaker Express (initial shipments in December 1995), DesignWinder (introduced in September 1996), and DisplayMaker XL60 (initial shipments in April, 1997) and the recently introduced DisplayMaker HiRes 8-Color printer series (initial shipments in September 1997), provide photo-realistic digital color output. These products are designed to be cost-effective solutions for short-run digital printing of photo-realistic wide-format color output. The printers work with most commercially available desktop digital color manipulation and composition software applications. Using third-party graphics and page-layout software applications that allow printed pages to be "tiled", the DisplayMaker products can be used to create virtually unlimited image sizes. The Company's Big Color products incorporate a number of proprietary software advances, including ColorMark(R) color management and SmoothTone image enhancement technologies. The DisplayMaker HiRes 8-Color series adds features like AutoSet calibration which automatically adjusts cartridge positions, AutoJet mapping which makes adjustments for misfiring jets, AutoTune which allows users to calibrate in an unattended mode, and AutoInk which allows users to switch between dye-based and pigment inks through software. These features utilize a CCD camera to make calibrating the printer, changing ink cartridges and unattended printing easier and more reliable. ColorMark is the Company's color management system that ensures accurate and consistent color from print to print. This technology allows the user to print multiple copies of the same file and achieve near perfect matching of colors, even after changing ink and media. SmoothTone is an image-enhancement technology that significantly boosts the apparent resolution of the printing engine to provide output with near continuous-tone quality.

The Company's ThermalRes(R) technology, for which three United States patents have issued with additional U.S. and foreign patents pending, accomplishes an even higher degree of resolution enhancement for text and line art in monochrome and four-color pre-press printing applications. ThermalRes technology is used in the Company's desktop chemical-free filmsetter product, PressMate-FS.

DisplayMaker Professional and DisplayMaker XL60. These Big Color printers are 4-head, 36-inch and 60-inch wide, photo-realistic, roll-fed, color inkjet printers capable of printing poster-size images up to 36 inches wide and 60-inches wide and, depending on the software application, up to 200 feet long. The DisplayMaker Professional and the DisplayMaker XL60 are based on third-party-supplied inkjet marking engines and the Company's patented Big Ink Delivery System. The ColorMark color management system incorporated into the ColorMark print server ensures consistent color quality from print to print.

DisplayMaker Express. The Company's second proprietary printer is a 54-inch wide, photo-realistic, high-speed, roll-fed, 4-color inkjet printer which utilizes phase-change inks together with piezo printhead technologies for which the Company has special marketing rights for certain wide-format applications. The DisplayMaker Express prints over 100 square feet per hour, or an E-size (34 inches by 44 inches) print in approximately six minutes. DisplayMaker Express is capable of producing prints 54 inches wide and in excess of 150 feet in length. The DisplayMaker Express uses specially formulated ColorMark solid pigmented ink pucks, rather than dye-based aqueous inks used by other inkjet printers, which provides improved UV stability and water resistance. The DisplayMaker Express requires the use of ColorMark qualified or certified media, which ensures proper print functionality and quality.

DesignWinder. LaserMaster's third proprietary printer and first of the HiRes 8-Color printer platforms is a 36-inch wide, drum-based, cut-sheet, color inkjet printer which utilizes a revolutionary eight printhead design to produce high-quality signs, photos and digital art and sets a new five minute benchmark for producing E-size prints. The Company's first OEM supply agreement, signed in August 1997, also uses this platform. DesignWinder is capable of producing apparent 1200 dpi (dots per inch) resolution prints up to 35.5 inches by 47.25 inches in size utilizing its patent-pending multi-density printing technique which uses additional inks to address more discreet colors within the color gamut. The high-precision, spinning drum-based design provides superior dot placement accuracy and repeatability, setting a new standard in Big Color print quality, previously unattainable in traditional inkjet plotter devices (print engines that use a moving print head traveling perpendicular to a moving web of paper to attain print coverage).

PressMate-FS. In March 1995, the Company began shipping production quantities of its PressMate desktop chemical-free filmsetter. PressMate, the Company's first proprietary printer engine, is a desktop device that uses a dry process to produce specially designed films necessary for making the printing plates used in offset printing. Traditionally, these films were produced by photographic (or wet process) type imagesetters or cameras, using chemicals and darkrooms to develop the image to be reproduced. PressMate permits printing of text, line art and images used for four-color separations, at resolutions considered by the Company to be equivalent to 2400 dots per inch using a heat-sensitive, chemical-free film. This fidelity was previously unavailable in a plain-paper or thermal printing device. PressMate shipments were suspended in August 1995 to improve registration tolerance across multiple layers of film required for the highest quality, four-color separations desired by the Company's customers. In December 1995, the Company began shipping production quantities of PressMate-FS, which incorporated these technical improvements. The PressMate-FS is a desktop unit that is easily integrated into just about any office or computer network environment.

Halon(R). The Halon Color Laser Copier interface provides users of the ColorMark Pro color print server the option of printing their digital files to any one of a variety of color laser copiers.

ColorMark Pro 2000. The DesignWinder printer, DisplayMaker printers, PressMate filmsetter and Halon color laser copier interface are all driven by the Company's ColorMark Pro 2000 print server, a raster image processor that is based on a 200 MHz, 32-bit superscalar microprocessor. The ColorMark Pro 2000 features advanced file spooling (a queue method) for multiple users, "RIP Saver/(R)/ (which stores processed files to avoid redundant rasterization), job management and logging features that track ink and paper consumption for job-costing, work-flow planning and other purposes. This device has connectivity capacity to handle several devices simultaneously including one DesignWinder, up to two DisplayMaker Professionals or XL60's, one DisplayMaker Express, one DisplayMaker HiRes 8-Color printer, up to two PressMate-FS's, or up to two color laser copiers with Halon interfaces.

RIPStation. The RIPStation is an entry-level color server alternative. It is based on a 200 MHz, 32-bit microprocessor. It functions similarly to the ColorMark Pro 2000 without the added advanced and multiple engine connectivity features offered by the ColorMark Pro 2000.

Consumables. Color printing consumes significant quantities of inks and media. ColorSpan products include a range of consumables, such as specialized dye-based inks for indoor use and pigmented inks for outdoor use. The Company performs qualification testing on these consumables before releasing them for customer shipment. The specialized inks are created specifically for ColorSpan products to optimize image quality and printer performance. The Company currently offers a variety of media for its wide-format inkjet printers that include recent introductions such as WaterFast PolyFilm, WaterFast Poster Paper and Banner Tyvek for outdoor use with its roll-fed aqueous inkjet products. In the past fiscal year, the Company has added specialty media for the DesignWinder product that include Artist Gloss Canvas, Artist Matte Canvas, FineArt Archival Paper and FirstLook Proofing Paper to take advantage of DesignWinder's unique printing capabilities.

The Company sells the consumables (inks, media and film) required for optimum use of the printing products it sells. The Company offers various ColorMark consumables for its Big Color printers, including a dye-based version and a waterfast, lightfast pigment-based versions of 500 ml Big Ink packs for use with the DisplayMaker HiRes 8-Color printer series, the DisplayMaker Professional, DisplayMaker XL60 and DesignWinder, and uniquely configured 150 ml ColorMark solid ink pucks required for the DisplayMaker Express. The Company introduced dye-based and pigment-based ColorMark multi-density inks for use with DesignWinder during 1997. In addition to the basic media offered for DisplayMaker Express in the past (ColorMark Bond, ColorMark Vinyl and ColorMark WaterFast Removable Tyvek), during 1997 the Company introduced ColorMark WaterFast Durabanner/TM/, ColorMark Laminate Bond, to be used when encapsulation of the output is desired, and two lower priced versions of previously released media; ColorMark EconoVinyl and ColorMark EconoBond. The Company also offers a variety of print media in various widths and lengths such as Coated Gloss paper, PolyGloss(R), FineArt Canvas, matte, ClearFilm/TM/, and TransWhite/(R)/ translucent backlit film (used on back-lighted signs) for use with the DisplayMaker Professional, DesignWinder, DisplayMaker XL60, and the DisplayMaker HiRes 8-Color series of products.

As part of the ColorMark system, the 500 ml Big Ink packs, and 150 ml ColorMark ink pucks ship with ColorMark profilers (recyclable circuit boards) that plug into the printer, and provide information to ensure accurate, consistent color output from print to print. The domestic price per dye-based Big Ink pack is $199 per color. The price for pigment-based Big Ink packs is $299 per color. The ColorSpan wide-gamut dye-based Big Ink packs sell for $249 each and the pigmented versions sell for $299 each. The domestic price per ColorMark ink puck is $175. The domestic prices of the ColorMark paper and other media range from $65 to $450 per 100- to 150-foot, 36-inch wide rolls and from $119 to $1,159 per 40- to 175-foot, 60-inch wide rolls.

The Company's PressMate-FS Personal FilmSetter/TM/ requires specially developed ThermalRes film rolls which are also supplied by the Company. This unique specialty film is manufactured to the Company's specifications. The domestic price is $295 for a 90-foot roll of ThermalRes film.

The Company's Unity/TM/ line of plain-paper typesetters require toner and process units for operation. The domestic price for toner is $69 per unit, and process units list for $699 per unit.

The Company's hardware products, which have suggested US list prices of approximately $5,995 to $49,995/(1)/, include:

----------------------------------------------------------------------------
Product                                 Distinguishing Features
----------------------------------------------------------------------------
DisplayMaker HiRes 8-      Apparent resolution of 1200 DPI
 Color series              8-Color 500ml/color dual installable Big
                           Ink Delivery System
                           AutoSet calibration
                           AutoJet mapping
                           AutoTune unattended printing
                           42", 52", and 62" wide roll-fed output
----------------------------------------------------------------------------
DisplayMaker               500 ml/color Big Ink Delivery System
 Professional              36" wide roll-fed output
----------------------------------------------------------------------------
DisplayMaker Express       54" wide roll-fed output
                           150 ml ColorMark solid ink pucks
                           Print speed up to 6 inches per minute
----------------------------------------------------------------------------
DesignWinder               8-Color 500 ml/color Big Ink Delivery System
                           36" wide precision drum design
                           E-Size prints in as little as 6 minutes
                           Apparent resolution of 1200 dpi
----------------------------------------------------------------------------
DisplayMaker XL60          500 ml/color dual installable Big Ink Delivery
                           System
                           60" wide roll-fed output
----------------------------------------------------------------------------

----------------------------------------------------------------------------
 PressMate-FS Personal
 FilmSetter                Apparent resolution of 2400 dpi
                           Chemical-free film processing
                           12" x 26" ThermalRes film output
                           500 MB Internal Storage
----------------------------------------------------------------------------
Halon Color Laser          Direct digital support for the Canon, Kodak
 Copier Interface          ColorEdge, Xerox MajestiK and Xerox Regal
                           color laser copiers.
----------------------------------------------------------------------------
ColorMark Pro 2000         200MHz, 32-bit processor
 Print Server              64 MB RAM
                           PostScript(R)-language compatible Level 2
                           3 GB storage

----------------------------------------------------------------------------
RIPStation Print Server    200MHz, 32-bit processor with floating
                           point unit
                           32 MB RAM
                           PostScript-language compatible Level 2
                           2 GB storage
----------------------------------------------------------------------------

/(1)/ Effective September 1, 1997.

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

As of June 30, 1997, the Company employed approximately 60 people in product development activities. The Company's product development organization consists of multiple project teams based in three main product areas: drum-based products, carriage-based products and consumable development and testing. Staffing for these teams is flexible, allowing individual engineers to handle multiple and sometimes overlapping development objectives. The Company's software development group creates and enhances software technologies which improve the usefulness, cost-effectiveness and productivity of printers offered by the Company, and the quality of such printers' output. The Company's hardware group works to enhance existing hardware components and products and works with the software group to develop printer products for specialized applications and markets. The consumables group creates and tests new product offerings for the Company's installed base of printers.

Sales and Marketing

The Company sells its products primarily through its factory sales professionals, partnered with its dealers in the U. S. and Canada, and value-added distributors internationally. As of June 30, 1997, the Company employed a 67 person telemarketing sales force including sales professionals focused in part on developing relationships with major national printing accounts and new dealers and resellers. The Company changed its domestic distribution model in February 1997 and now sells its color hardware products only through its reseller, VAD and OEM network. The Company's sales efforts are supported by a direct mail marketing program designed to achieve frequent contact with its potential customers, including PostScript and reprographic service bureaus, photo labs, quick printers, sign shops, exhibit houses and corporate marketing departments. The Company complements its direct mail efforts by advertising in trade journals and by exhibiting regularly at industry trade shows.

The Company invests significant resources in developing and training its sales professionals and has implemented computerized sales management and sales communications systems. Sales representatives participate in continuous training programs so that they understand product features and benefits as well as customer applications and business requirements. Sales professionals are compensated on a salary plus bonus and commission basis.

Domestic and Canadian Sales. The Company's domestic and Canadian sales and marketing operations are based at its headquarters in Eden Prairie, Minnesota. The products are sold through a network of domestic resellers and international value-added distributors. In the U.S./Canada, the Company uses a factory sales team to assist the resellers in closing business.

For its Big Color products, the Company has also established relationships with independent copy shops and local service printers that have purchased Big Color products. These Big Color Digital Printing Centers are provided cooperative marketing support to promote Big Color printing services and products in their area. The Company's sales professionals refer potential customers to these local Big Color Digital Printing Centers or resellers to observe the use of the Company's Big Color products. From time to time, the Company pays a fee to the showcasing center or reseller following a sale. The Company believes that this marketing approach permits the Company to price its Big Color products at competitive levels.

OEM Sales. The Company signed its first significant OEM contract in August 1997. Pursuant to this agreement, the Company is selling its DesignWinder product and Big Ink Deliery System for use with the DesignWinder to Agfa-Gevaert for private labeling. Agfa began selling its AgfaJet Atlas imaging system in July 1997. The Company is currently exploring other relationships which would result in OEM customers for its various printer engines. The Company desires to expand the market acceptance of its proprietary products and widen its distribution network for both hardware and after-market consumables. Relationships with quality OEM partners are a method of attaining this goal. The Company has plans to allow its proprietary engines to be accessed by third-party print servers and color management systems. Expanding the installed base of ColorSpan hardware products will allow the Company an opportunity to sell more consumables products.

International Sales. The Company currently sells its products in all of the Western European nations and in the principal Eastern European, Latin American, Pacific and Asian markets. The Company's European sales, support and warehouse facility is located near Amsterdam, The Netherlands. The Company conducts sales operations for Europe, the Middle East and Africa from its European headquarters. Pacific and Asian markets are managed from the new technical support and sales office in San Jose, California. All other international sales are managed from its headquarters in the United States.

In international markets, the Company sells its products through a network of non-exclusive Value Added Distributors (VADs). VADs are granted the right to purchase ColorSpan products at discounted prices from list price and distribute those products within a specified territory outside the United States. VAD agreements require the VAD to promote, market and support ColorSpan products and are typically for a one year period with automatic one year renewals. Either party may terminate the agreement with or without cause, with a 30 day written notice. The Company may appoint other VADs and may sell directly to customers inside these territories. For the year ended June 30, 1997, sales to customers outside of the United States accounted for approximately 46% of the Company's total revenues. See Note 14 of Notes to Consolidated Financial Statements for additional information regarding international operations.

Service and Support

At June 30, 1997, the Company had 48 technical and customer support representatives responding to telephone inquiries from customers and dealers. The Company offers a limited warranty for all of the products it manufactures. Under its limited warranty, the Company will repair or replace any defective product on a factory-return or central depot basis for a period ranging from 90 days to one year following purchase. In addition to its factory warranty, the Company offers its customers the option of on-site installation and maintenance services in some markets, through third-party support organizations.

Manufacturing

The Company performs final assembly, functional testing and quality assurance for essentially all of its products and related components, parts and subassemblies at its facilities in Eden Prairie, Minnesota. For some of its products the Company currently purchases fully assembled printer marking engines directly from manufacturers and other components, parts and subassemblies from outside sources. For its PressMate-FS, DisplayMaker Express, DesignWinder and DisplayMaker HiRes 8-Color series products, the Company purchases components and uses them to manufacture the printer engine. The Company designs controller boards and software for use with these print engines and components. The Company utilizes a computerized material requirements planning (MRP) and monitoring system to integrate its purchasing, materials handling and inventory control functions.

Certain components used in the Company's products, including printer marking engines, printheads and custom fabricated components, are currently available only from sole sources, and certain other components are available from only a limited number of sources. The Company has in the past experienced delays as a result of the failure of certain suppliers to meet requested delivery schedules. The Company sources ink cartridges from a supplier that also competes in the wide-format digital printing market. Should the Company have problems obtaining the inkjet cartridges for any reason, it will have a significant adverse impact to the Company. In August 1996, the Company experienced a severe shortfall in piezo head components due to a yield problem with one of its key vendors. That shortfall caused a reduction in revenues for the DisplayMaker Express product line in the September 1996 quarter. The Company worked through the process problems with this vendor during the December 1996 quarter and is currently able to obtain adequate supplies. The Company's potential inability to obtain sufficient sole or limited source components, or to develop alternative sources, could result in delays in product introductions, interruptions in product shipments or the need to redesign products to accommodate substitute components, any of which could have a material adverse effect on the Company's operating results. For certain important additional cautionary factors, risks and uncertainties, refer to Exhibit 99 of this form 10-K.

In fiscal 1994, the Company made the strategic decision to migrate away from products based on standard marking engines manufactured by unrelated third parties and to focus on engine products designed and manufactured by the Company. In fiscal 1995, the Company began active production of its first proprietary print engine, PressMate, a chemical-free filmsetter. A production line was also established for DisplayMaker Express which was released in December 1995. The Company introduced another proprietary printer engine, DesignWinder, in September 1996, and introduced its latest proprietary product series, the DisplayMaker HiRes 8-Color 4000, 5000, and 6000 products in September 1997. Production of proprietary engines has required the Company to increase its inventory beyond historical levels, requiring the use of additional working capital. The Company has also experienced increases in production and overhead costs which have had a significant, negative impact on the overall gross margins of the Company.

A portion of the total manufacturing cost of the Company's filmsetter and Big Color products is represented by certain components, particularly dynamic random access memory chips ("DRAMs"), the prices of which have fluctuated significantly in recent years. Significant fluctuations in price or availability of DRAMs or other components could have a material adverse effect on the Company's operating results.

Because the Company normally fills orders within a few days of receipt, it usually carries less than one month's backlog. In addition, customers may generally cancel or reschedule orders without significant penalty. For these reasons, the Company believes that backlog is not a meaningful indicator of future sales. Manufacturing plans and expenditure levels are based primarily on sales forecasts and historical trends where applicable. The absence of a material backlog could contribute to unexpected fluctuations in operating results.

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

The Company's Big Color inkjet printing products compete in the short-run, wide-format, photo-realistic color printing market with photographic methods, electrostatic and inkjet digital printers. In past years, some of the competing manufacturers and vendors in this market include Hewlett-Packard Co., ENCAD, Inc., Raster Graphics, Inc., Xerox Corp., Electronics for Imaging, Inc., Iris Graphics, Inc., CalComp, Inc., Roland, Mutoh, Epson, Tektronics, Inc. and a variety of competitors who purchase ENCAD's printer engines on an OEM or systems integration basis. Xerox, Fuji and Canon are expected to or already have released new products which will compete for market share in this industry this year. In September 1997, the Company released a new family of HiRes 8-Color printers that combine the quality and increased color gamut of the popular DesignWinder HiRes 8-Color printer with the features of widely-accepted roll-fed inkjet printers. The DisplayMaker HiRes 8-Color series printers utilize 8 inkjet print heads using ColorSpan multi-density inks that simulate continuous tone printing with an apparent 1200 dpi image resolution.

Marketed as the DisplayMaker HiRes 8-Color series, this family of printers includes three models: DisplayMaker 4000 for 42" wide prints, DisplayMaker 5000 for prints up to 52" wide, and DisplayMaker 6000 for prints up to 62" wide. Competition in this market is generally based on equipment cost, printing quality, production and printing speed, operating costs and the costs of maintenance and upkeep. The traditional photographic approach, employed to produce photo-realistic output one page at a time, is expensive, time-consuming and labor-intensive, especially when an image includes text. This approach also requires skilled personnel and special production facilities and creates chemical wastes. Digital printers, used with software that permits manipulation of images and text, can create photo-realistic output without the use of the photographic process, eliminating the need for chemical production facilities.

The electrostatic printers that compete with the Company's Big Color products are expensive costing from $50,000 to over $200,000, and can involve significant maintenance and operating costs. They can also require controlled environments and sophisticated front-end processing systems. Although electrostatic printers provide significantly faster printing speeds and lower per-square-foot consumables costs than those of the Company's products, the Company believes it competes favorably with such devices on the basis of lower initial purchase price, easier operation, higher quality output and lower ongoing maintenance and environmental requirements.

While other vendors have introduced wide-format printers based on engineering plotter engines, at prices comparable to or below those of some of the Company's products, the Company believes that its software and hardware technologies, including SmoothTone image enhancement, ColorMark color management and the newly-released features of the DisplayMaker HiRes 8-Color product line which include AutoSet calibration, AutoJet mapping, AutoTune unattended printing and AutoInk swapping, offer it a competitive advantage in terms of higher printing quality, easier operation and lower ongoing operating costs. In particular, with issued United States patents on its Big Ink Delivery System and other patents pending in the US and elsewhere, the Company believes it has a competitive advantage in high-capacity, wide-format, closed-loop color graphics printing using a unitary system.

The Company's chemical-free filmsetter, PressMate, competes with phototypesetting equipment produced by a variety of manufacturers such as Varityper, Inc., Linotype-Hell, Inc. and Agfa-Gevaert. Many of the competitive imagesetting systems require a darkroom, other dedicated facilities for storing chemicals required for processing the film, hazardous materials, special insurance and handling capabilities, and strict adherence to OSHA requirements. The Company's PressMate is chemical-free and does not require a special environment for operation. This reduces the cost of operation for users as well as time required to produce documents by allowing the user to control the film production process without the use of chemicals. PressMate competes on the basis of price, speed, creative control, convenience and environmental concerns.

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

The Company has been granted three United States patents for inventions related to its TurboRes approach to enhancing the vertical resolution of conventional laser printer engines, three United States patents relating to the Company's Big Ink Delivery System, and three patents relating to its ThermalRes approach to enhancing vertical resolution of printheads which use thermal marking engines, and one patent for VideoNet which is a high-speed communications method for connecting print engines to print servers. Additional patent applications are pending relating to the Company's TurboRes, FastPort, Big Ink Delivery, and other imaging and image enhancement and wide-format print engine technologies and techniques. There can be no assurance that patents will issue from any of these pending applications. In addition, with regard to current patents or patents that may issue, there can be no assurance that the claims allowed will be sufficiently broad to protect the Company's technology or that issued patents will not be challenged or invalidated. Applications to patent the basic TurboRes, ThermalRes and Big Ink Delivery System approaches and related technologies have been filed in selected foreign countries. Patent applications filed in foreign countries are subject to laws, rules and procedures which differ from those of the United States and thus there can be no assurance that any foreign patents will issue as a result of these applications. Furthermore, even if these patent applications result in the issuance of foreign patents, some foreign countries provide significantly less patent protection than the United States.

Licenses

The Company licenses Pipeline Associates, Inc.'s PowerPage/(R)/ printer-language software for enhancement and use in its products to provide support for and compatibility with the PostScript page description language. PowerPage is used in the majority of typesetter and all Big Color products. The license agreement provides for a per unit royalty on printers shipped by the Company, subject to minimum quarterly requirements.

The Company has a license to remanufacture inkjet cartridges used in its Big Color printer products. The Company pays a related royalty based on the number of inkjet cartridges purchased from Hewlett-Packard Corporation for resale.

The Company has licensed operating software from Novell, Inc. and Microsoft Corporation for use in its Unity typesetters and Big Color products. These license agreements provide for a per unit royalty on printers shipped by the Company.

Employees

At June 30, 1997 the Company had a total of 350 employees. None of the Company's employees are represented by a labor organization and the Company has never experienced a work stoppage or interruption due to a labor dispute. Management believes its relationship with employees is good.

Environmental Matters

The Company believes that it is in compliance with all material aspects of applicable federal, state and local laws regarding the discharge of materials into the environment. The Company does not believe that it will be required to spend any material amount in compliance.

Item 2. PROPERTIES.

As of August 31, 1997 the Company leases an aggregate of 301,364 square feet of office and warehouse space in Eden Prairie, Minnesota of which 172,792 square feet is from a related party (see Item 13), pursuant to leases expiring at various times through December 2010. The leases require payments of property taxes, insurance and maintenance costs in addition to basic rent and contain renewal options for periods ranging from one to three years. Management expects the current facilities to be sufficient for fiscal 1998.

The Company also leases approximately 14,850 square feet of office and warehouse for its European headquarters in Hoofddorp, outside of Amsterdam, The Netherlands and 2,387 square feet of office space in San Jose, California for its Asian sales and technical support staff.

Item 3. LEGAL PROCEEDINGS.

In October 1995, a shareholder of the Company (Becker) filed an action against the Company and four of its officers and directors alleging violations of the Securities and Exchange Act of 1934. In December 1995, two other similar suits were filed by other shareholders and subsequently consolidated with the Becker suit. The Becker claims have been pled as a class action including all purchasers of the Company's stock during the period of December 3, 1993 through December 8, 1994. In February 1996, one of the directors named in the suit was dismissed from the case without prejudice. In August 1997, the Company announced a settlement agreement with shareholder class representatives and preliminary court approval of the settlement in the class action securities litigation. Final court approval of the settlement is expected in October 1997. The Company will contribute cash or stock, at its option, to the settlement valued at $636,000. The settlement obligation is included in the special charges for the quarter ended June 1997. Upon final approval of the settlement, the shareholder class will dismiss all claims against the Company and its officers and directors. If the matter is not approved by the court in October and a new settlement or final judgement within the limits and coverage of the applicable Directors' and Officers' insurance reached, this litigation could have a material adverse effect on the Company. See Exhibit 99 of this form 10-K for additional discussion of risk factors.

In October 1995, LaserMaster Corporation (LMC) filed suit against Sentinel Imaging, a division of Sentinel Business System, Inc. The complaint alleges, among other things, patent infringement, trademark infringement, Lanham Act violations, misappropriation of trade secrets, and interference with contractual relationships. This action is related to LaserMaster's Big Color product line generally and, in particular, LaserMaster's Big Ink delivery system and ColorMark color management system. Sentinel Imaging's counterclaims for false advertising, patent misuse, and unfair competition by LaserMaster have been dismissed. If the Company does not prevail in these proceedings, the outcome is not expected to have a material adverse financial impact on the Company.

The Company is currently involved in a dispute regarding liability for the value of certain components lost by a carrier prior to delivery to the Company. At this time the liability of the shipper, the carrier, or the insurers of the shipper, the carrier and the Company has not been determined.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Annual Meeting of the shareholders of LaserMaster Technologies, Inc. was held on April 24, 1997, pursuant to notice to all shareholders of record at the close of business on March 18, 1997. As of the notice of the meeting there were 14,333,907 common shares outstanding.

The Board of Directors did not present any matters to the shareholders for a vote at that meeting. No matters were brought before the meeting and, as a result, no voting was done.

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

Market Information

Since July 17, 1990, the Company's Common Stock has traded on the Nasdaq National Market System (Nasdaq symbol: LMTS). The following table sets forth the high and low sale prices reported in the Nasdaq National Market System:

                                              Common Stock
                                              ------------
                                              High    Low
                                              -----  -----
Fiscal Year 1996
  First Quarter............................   $7.63  $5.13
  Second Quarter...........................    7.50   5.13
  Third Quarter............................    7.13   4.75
  Fourth Quarter...........................    6.88   3.63

Fiscal Year 1997
  First Quarter............................    5.75   3.25
  Second Quarter...........................    6.25   4.63
  Third Quarter............................    5.88   4.13
  Fourth Quarter...........................    4.25   1.63

Fiscal Year 1998
  First Quarter (through August 31, 1997)..    2.63   1.69
---------------------------

As of August 31, 1997, the last reported sale price of the Common Stock was $1.94 per share. As of such date, there were approximately 239 record holders and 3,400 beneficial holders of the Common Stock.

Item 6. SELECTED FINANCIAL DATA.

The following selected consolidated financial information has been derived from the consolidated financial statements of the Company, which have been audited by Deloitte & Touche, LLP, independent certified public accountants, for the years ended June 30, 1997, 1996, 1995, 1994, and 1993. The following information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of the Company and notes related thereto.

                                                                  Fiscal Years Ended June 30,
                                                                  ---------------------------
(In thousands, except per share amounts)         1997          1996         1995         1994       1993
                                              ----------    ----------    ---------    ---------  ---------
Statement of Operations Data:
  Net sales...............................     $ 86,563      $ 93,592     $119,438     $105,849    $68,227
  Cost of goods sold......................       61,912(a)     64,379(b)    72,857       59,852     37,387
                                             ----------      --------     --------     --------    -------
     Gross profit.........................       24,651        29,213       46,581       45,997     30,840
 Operating expenses:
    Sales and marketing...................       18,131        21,109       27,091       21,810     19,360
    Research and development..............        6,387         6,149        6,210        3,335      1,890
    General and administrative............       10,097        11,310       11,552        9,634      8,813
    Restructuring and other special charges       4,936(a)      4,431(b)
                                             ----------      --------     --------     --------    -------
     Operating (loss) profit..............      (14,900)      (13,786)       1,728       11,218        777
  Other expenses (primarily interest).....       (1,011)       (1,823)      (1,433)      (1,160)    (1,776)
                                             ----------      --------     --------     --------    -------
(Loss) earnings before income taxes.......      (15,911)      (15,609)         295       10,058       (999)
Income tax (provision) benefit............       (1,289)(a)     5,147          (89)      (3,394)       289
                                             ----------      --------     --------     --------    -------
    Net (loss) earnings...................   $  (17,200)     $(10,462)    $    206     $  6,664    $  (710)
                                             ==========      ========     ========     ========    =======

Per common share:
   Net (loss) earnings....................   $    (1.25)     $  (0.93)    $   0.02     $   0.57    $ (0.07)
                                             ==========      ========     ========     ========    =======

Weighted average common and dilutive
common equivalent shares outstanding....         13,706        11,305       12,206       12,189      9,565


/(a)/In June 1997, the Company incurred special pre-tax charges of $8.4 million. The charges were related to the phase out of two proprietary printer products and settlement of litigation. $3.5 million was charged to cost of goods sold and $4.9 million to operating expenses. In addition, the Company recorded a special income tax provision charge of $6.5 million related to the revaluation of deferred tax assets.

/(b)/In May 1996, the Company incurred special pre-tax charges of $9.9 million, consisting of restructuring and other special charges of $4.4 million and a special charge to cost of goods sold of $5.5 million related to a revised business plan and technical problems in one of its products.

                                                             June 30,
                                            -------------------------------------------
                                             1997     1996     1995     1994     1993
                                            -------  -------  -------  -------  -------
                                                           (In thousands)
Balance Sheet Data:
 Working capital..........................  $ 9,732  $ 2,580  $13,708  $13,973  $ 5,869
 Total assets.............................   32,631   46,545   59,161   47,401   29,008
 Current liabilities......................   18,298   30,087   30,933   21,042   12,898
 Long-term debt, less current maturities..      185      820    1,599    1,590    5,743
 Stockholders' equity.....................   11,915   15,638   25,293   23,139    9,817

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS FROM OPERATIONS

(Tabular information: dollars in thousands, except per share and percentage amounts)

Cautionary Statement

The statements in this Management's Discussion and Analysis that are forward-looking involve numerous risks and uncertainties and are based on current expectations. Actual results may differ materially. Refer to exhibit 99 of this form 10-K for certain important cautionary factors, risks and uncertainties related to "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act").

Overview

In fiscal 1994, the Company made the long-term decision to migrate away from products based on standard marking engines manufactured by unrelated third parties to relying on products designed and manufactured by the Company. The decision to progressively integrate the process of developing proprietary engines in-house was made in an effort to better distinguish its products. Because these proprietary engines require the use of specially designed or configured media or inks and achieve optimum performance when using complete, ColorSpan-branded systems, the effect of this strategy has been to generate a continuous after-market stream of revenue from the sale of ColorSpan-branded consumables. This consumables strategy is expected to build an increasing base of revenues for the Company as well as enhance gross profit margins above those expected from hardware and software sales alone.

The implementation of this engine design and manufacture process has taken longer and has been more costly than the Company had originally anticipated. The Company has experienced higher than expected production costs during this period which were associated with the startup of its first two proprietary printer engine manufacturing lines, PressMate and DisplayMaker Express. The start up costs of both products required substantial resources and the corresponding use of working capital. In addition, the Company was unable to accurately forecast demand for these products and as a result, incurred substantial charges in fiscal 1997 for excess quantities of inventory components, rework and obsolescence.

During the fourth quarter of fiscal 1996, the Company incurred special pre-tax charges of $9.9 million as a result of a revised business plan intended to accelerate the Company's migration away from total reliance on integration of third-party-supplied engines.

During the fourth quarter of fiscal 1997, the Company incurred special pre-tax charges of $7.8 million for the revaluation of inventory and intellectual property related to its first two proprietary printers as their estimated lives are now believed to be shorter than originally expected. The Company also incurred a special pre-tax charge of $636,000 for the settlement of litigation and a special income tax provision of $6.5 million related to the revaluation of deferred tax assets.

The Company has developed and manufactured additional printer products beyond PressMate and DisplayMaker Express that are expected to replace the revenue from these first two products as the marketing resources devoted to PressMate and DisplayMaker Express diminish in fiscal 1998.

Results of Operations

The following table sets forth certain items from the Company's Consolidated Statements of Operations expressed as a percentage of net sales:

                                                                            Fiscal Years Ended June 30,
                                                                            ---------------------------
                                                                         1997            1996         1995
                                                                         ----            ----         ----

Net sales.........................................................       100.0%         100.0%        100.0%
Cost of goods sold................................................        71.5(a)        68.8(b)       61.0
                                                                         -----          -----         -----
Gross margin......................................................        28.5           31.2          39.0
Expenses:
     Sales and marketing..........................................        20.9           22.5          22.7
     Research and development.....................................         7.4            6.6           5.2
     General and administrative...................................        11.7           12.1           9.7
     Restructuring and other special charges......................         5.7(a)         4.7(b)        0.0
                                                                         -----          -----         -----
Total operating expenses..........................................        45.7           45.9          37.6
                                                                        ------          -----         -----
Operating (loss)profit............................................       (17.2)         (14.7)          1.4
Other (expense) income:
     Interest expense.............................................        (1.6)          (1.9)         (1.1)
     Other........................................................          .4           (0.1)         (0.1)
                                                                         -----          -----         -----
(Loss) earnings before income taxes...............................       (18.4)         (16.7)          0.2

Income tax (provision)benefit.....................................        (1.5)(a)        5.5           0.0
                                                                         -----          -----         -----

Net (loss) earnings...............................................       (19.9)%        (11.2)%         0.2%
                                                                         =====          =====         =====

/(a)/In June 1997, the Company incurred special pre-tax charges of $8.4 million related to the revised estimates of the net realizable value of certain assets associated with the Company's first two proprietary printers along with the Company's obligation for the settlement of litigation. In addition, the Company incurred a special income tax provision of $6.5 million for the revaluation of deferred tax assets. The impact of the special charges on cost of goods sold, operating expenses and income tax provision was 4.0%, 5.7% and 7.5% of net sales, respectively.

/(b)/In May 1996, the Company incurred special pre-tax charges of $9.9 million related to the Company's revised business plan and technical problems in one of its products. The impact on cost of goods sold and operating expenses was 5.9% and 4.7% of net sales, respectively.

Net Sales

Net sales were $86.6 million, $93.6 million and $119.4 million in fiscal 1997, 1996 and 1995, respectively. The decrease in net sales of 7.5% in fiscal 1997 was the result of a 23.7% decrease in hardware sales, partially offset by a 15.5% increase in sales of consumables. The decrease in hardware sales included a 64.1% decrease in plain-paper typesetting products, an 18.7% decrease in PressMate, an 18.9% decrease in DisplayMaker Express and a 41.5% decrease in DisplayMaker Professional. The decrease in sales of plain-paper typesetting products and PressMate are primarily related to a reduction in marketing resources devoted to these products. The decrease in sales of DisplayMaker Express is primarily the result of lower average selling prices in fiscal 1997 as unit sales were only slightly lower in fiscal 1997 than fiscal 1996. The decrease in sales of DisplayMaker Professional is due to the fiscal 1997 introduction of DesignWinder, the Company's third proprietary printer. DesignWinder replaced DisplayMaker Professional as the Company's leader in volume shipments. In fiscal 1997, the Company sold $44.6 million (52% of net sales) of consumables consisting primarily of ink, media and film, along with maintenance contracts and spare parts compared to $37.2 million (40% of net sales) in 1996 and $27.1 million (23% of net sales) in 1995. The increase in consumables sales is due to an increased installed base of Big Color printers and expanded product lines of inks and media.

The decrease in total net sales of 21.6% in fiscal 1996 compared to fiscal 1995 was attributable to decreases in plain-paper typesetting products and price competition in the Big Color printer market. These decreases were somewhat offset by DisplayMaker Express (DME), which was introduced in fiscal 1996, and increased consumables revenues.

The Company believes that the loss of revenues from products that have experienced declines in sales over the past two years will be replaced with revenues from future product releases expected in fiscal 1998, particularly the Company's three new DisplayMaker HiRes 8-Color printers, and an increasing base of consumables sales.

The following table sets forth net sales by product line expressed in thousands and as a percent of net sales:

                                       Fiscal Years Ended June 30,
                           --------------------------------------------------
Net Sales                        1997              1996            1995
                                 ----              ----            ----
Consumables..............  $44,566   51.5%  $37,174   39.7%  $ 27,148   22.7%
Big Color................   32,030   37.0    35,190   37.6     37,525   31.4
Plain-paper Typesetting..    4,951    5.7    13,834   14.8     41,123   34.4
PressMate................    4,871    5.6     6,028    6.4      7,375    6.2
WinPrint/OEM/Imaging.....      145    0.2     1,366    1.5      6,268    5.3
                           -------  -----   -------  -----   --------  -----

Total net sales..........  $86,563  100.0%  $93,592  100.0%  $119,439  100.0%
                           =======  =====   =======  =====   ========  =====

International Sales

Japan, Asia/Pacific sales increased both as a percentage of total net sales and in dollars from fiscal 1995 to fiscal 1997 as a result of increased penetration of the Asian markets. The release of DesignWinder in fiscal 1997 and DisplayMaker Express in fiscal 1996 generated significant sales in Asia. Decreased sales in the European market in fiscal 1997 and 1996 are attributable to increased competition in the plain-paper typesetting and Big Color product lines as well as the Company's realignment of its European distribution channels. These decreases in Europe were somewhat offset by sales of DesignWinder and DME and also increases in consumables. The following table sets forth international sales expressed as a percent of total net sales and in thousands:

                                       Fiscal Years Ended June 30,
                       -------------------------------------------------------
International Sales         1997                1996                1995
                            ----                ----                ----
Europe...............  $17,410  20.1%      $19,656  21.0%      $23,022  19.3%
Japan, Asia/Pacific..   14,382  16.6        13,235  14.1        12,235  10.2
Latin America........    6,184   7.1         5,146   5.5         5,118   4.3
Canada...............    2,118   2.5         2,892   3.1         2,496   2.1
                       -------  ----       -------  ----       -------  ----

Total net sales......  $40,094  46.3%      $40,929  43.7%      $42,871  35.9%
                       =======  ====       =======  ====       =======  ====

Gross Margin

Gross margins, expressed as a percent of net sales, were 28.5% (32.5% excluding special charges), 31.2% (37.1% excluding special charges) and 39.0% for fiscal 1997, 1996 and 1995, respectively. Gross margin was negatively impacted throughout fiscal 1997 from excess capacity related to lower than expected hardware volumes on PressMate and DisplayMaker Express. In addition, gross margin during fiscal 1997 was negatively impacted by aggressive pricing of DisplayMaker Express, as lower-priced alternative products offered by the Company and its competitors became available. Gross margin decreased in 1996 from 1995 primarily as a result of increased production costs associated with the manufacture of proprietary engines. The Company's gross margins during all three fiscal years were negatively affected by aggressive pricing of its plain-paper typesetting products and, in fiscal 1997 and fiscal 1996, aggressive pricing of some of its Big Color products developed as a systems integrator, in an attempt to maintain market share against heavy discounting generated by broad distribution from its third-party OEM supplier of the platform used in the DisplayMaker Professional printer. In fiscal 1997, 1996 and 1995 the Company's gross margins were favorably impacted by increasing sales of after-market consumables which typically have higher gross margins than hardware sales alone.

Included in fiscal 1997 cost of goods sold is a special charge of $3.5 million related to the revaluation of PressMate and DisplayMaker Express inventory. This charge is based on the Company's estimate of the net realizable value of the related inventory as of the time the charge was incurred.

Included in fiscal 1996 cost of goods sold is a special charge of $5.5 million consisting of $4.2 million in inventory revaluation associated with the transition from certain product lines developed as a systems integrator and $1.3 million to cover replacement costs, product returns, and inventory revaluation related to the Company's older model PressMate product. These charges are based on the Company's estimates of net realizable value of the related inventory and for expected returns of older model PressMates as of the time the charges were incurred.

Also included in cost of goods sold is amortization of capitalized software development costs of $2.5 million, $2.7 million and $3.1 million for fiscal 1997, 1996 and 1995, respectively. In June 1997, the Company incurred a special charge of $3.2 million to operating expenses related to the revaluation of capitalized software development costs. This charge will reduce the amortization of capitalized software development costs and in effect, increase gross margins going forward. The Company does not expect amortization of capitalized software development costs to be material in fiscal 1998.

Sales and Marketing

Sales and marketing expenses were $18.1 million, $21.1 million and $27.1 million in fiscal 1997, 1996 and 1995, respectively. The decrease in expense of $3.0 million in 1997 from 1996 included decreased expenses related to sales of $2.4 million and marketing of $918,000, offset by increases in technical support of $331,000. The decrease in expense of $6.0 million in 1996 from 1995 included decreased expenses related to sales of $3.6 million and marketing of $2.5 million, offset by increases in technical support of $100,000. The decrease in sales and marketing expense in fiscal 1997 and 1996 is primarily from reductions directly related to lower sales volumes. The increase in technical support expenses in fiscal 1997 can be attributed to an increasing installed base of more sophisticated printers, particularly DisplayMaker Express.

Research and Development

The Company capitalized software development costs of $1.6 million, $2.7 million and $3.5 million in fiscal 1997, 1996 and 1995, respectively, as required by FASB No. 86 (see Note 1 of Notes to Consolidated Financial Statements). The decrease in capitalized software development in 1997 and 1996 from previous years reflects the Company's focus on developing proprietary printer engines compared to a much greater reliance on the systems integrator type of products as was done in the past. Research and development expenditures, including amounts expensed and capitalized, were $7.9 million, $8.8 million and $9.7 million in fiscal 1997, 1996 and 1995, respectively. As a percent of overall sales, these expenditures represented 9.2%, 9.1% and 8.1% in fiscal 1997, 1996, and 1995, respectively. The decrease in gross R&D expenditures in 1997 and 1996 compared to prior years is attributable to reductions in personnel and other resources allocated to this area as a result of increased efficiency in the Company's development activities and lower sales volume. The future success of the Company depends on continually developing new and better products for the markets it serves. As a result, the Company does not anticipate a material change in the rate it invests in this area. Software development costs capitalized during these periods relate primarily to DisplayMaker Professional, DisplayMaker Express, PressMate, Unity, and DesignWinder. In June 1997, the Company incurred a special charge of $3.2 million to operating expenses related to the revaluation of capitalized software development costs. The Company does not expect capitalized software development costs to be material in fiscal 1998 and as a result, although research and development expenditures as a percentage of net sales are expected to remain relatively constant, the amount charged to research and development expense is expected to increase as a percentage of net sales.

General and Administrative

General and administrative expenses were $10.1 million, $11.3 million and $11.6 million in fiscal 1997, 1996 and 1995, respectively. The decreases in 1997 and 1996 from prior years are the result of reductions in the infrastructure necessary to handle lower sales volumes, offset in part by costs associated with the defense of the shareholder lawsuit (see "Legal Proceedings" for further details) and higher than normal bad debt expense as a percent of net sales which was in part, negatively impacted by product reliability issues related to new engines.

Restructuring and Other Special Charges

In June 1997, the Company incurred special charges of $4.9 million consisting of $4.3 million related to the revaluation of intellectual property and $636,000 related to the settlement of the shareholder's lawsuit. The revaluation of intellectual property was primarily the result of a change in the estimated net realizable value of capitalized software development costs associated with the Company's proprietary products.

In May 1996, the Company incurred $4.4 million in restructuring and other special charges as a result of its revised business plan which was intended to accelerate the Company's migration from a systems integrator to a manufacturer of proprietary printing engines. Included in the $4.4 million charge is $3.3 million for the revaluation of intellectual property tied to certain technologies and contract rights and $282,000 for severance related to workforce reductions. The charge also includes $443,000 for expected losses on the disposal of property and equipment and $403,000 in commitments under non-cancelable leases as a result of consolidating foreign sales offices and certain domestic operations. At June 30, 1997, approximately $766,000 of the $4.4 million charge remains in current liabilities.

Interest Expense

Interest expense was $1.4 million, $1.8 million and $1.3 million in fiscal 1997, 1996 and 1995, respectively. The decrease in interest expense in 1997 is attributable to a decrease in average debt levels with the addition of $12 million in equity in September 1996 and also as the Company's operations and related borrowing capabilities have decreased. The increase in interest expense in 1996 is attributable to an overall increase in average debt levels and costs associated with obtaining new financing.

Income Taxes

The effective income tax rate was (8.1%), 33.0% and 30.1% in fiscal 1997, 1996 and 1995, respectively. In June 1997, the Company incurred a special charge to income taxes of $6.5 million related to the revaluation of deferred tax assets. The revaluation was done as a result of a change in the estimated net realizable value of deferred tax assets. At June 30, 1997, after the revaluation, the Company had approximately $4.8 million in net deferred tax assets. Realization of $4.8 million in net deferred tax assets will require the Company to generate future taxable income of approximately $14 million within the next 15 years to receive full taxable benefit. See Note 12 of Notes to Consolidated Financial Statements for further disclosures relating to income taxes.

Liquidity and Capital Resources

Liquidity needs during the year ended June 30, 1997 were satisfied primarily by the issuance of common stock and warrants. Liquidity needs during the two years ended June 30, 1996 were satisfied primarily by cash flows from operations and short-term borrowings.

Operating activities consumed cash of $4.0 million in 1997 and provided cash of $6.2 million and $4.4 million in 1996 and 1995, respectively. The decrease in cash provided from operations in 1997 is the result of a $17.2 million net loss incurred by the Company. The increase in cash provided from operations in 1996 compared to 1995 is due principally to lower levels of inventory resulting from increased efficiencies in forecasting and planning. In addition, accounts payable to suppliers increased in proportion to inventory levels compared to prior years.

Cash used in investing activities was $3.0 million, $6.3 million and $8.0 million in fiscal 1997, 1996 and 1995, respectively. The decrease in cash used in investing activities in 1997 compared to 1996 is the result of lower expenditures for property and equipment, capitalized software development costs and other intellectual property. The decrease in cash used in investing activities in 1996 compared to 1995 consists of decreased expenditures on property and equipment and capitalized software development costs offset somewhat by increases in intellectual property. The Company does not expect significant increases in expenditures for property and equipment or capitalized software development costs in fiscal 1998.

Cash provided by financing activities was $7.4 million in 1997 compared to cash used in financing activities of $365,000 in 1996 and cash provided by financing activities of $2.0 million in 1995. In order to meet the cash shortfall in September 1996, the Company privately placed 2,285,715 shares of its common stock for a purchase price of $4.375 per share, together with warrants to purchase an additional 2,285,715 shares with an exercise price of $7.00 per share, for an aggregate consideration of $10 million. Of such shares, 1,371,429 shares were sold to Sihl-Zurich Paper Mill on Sihl AG, a Swiss corporation ("Sihl"), for $6 million. Sihl conditioned its investment on an investment of $4 million by the Company's Chief Executive Officer or an entity with which he is affiliated. In satisfaction of such condition, TimeMasters Inc. and affiliates (TMI or the "TimeMasters Group") purchased 914,286 shares for $4 million and received warrants to purchase an additional 914,286 shares at $7.00 per share. The warrants issued to TMI and Sihl have a term of eight years and may be exercised at any time. The agreement pursuant to which such shares and warrants were issued provides for both incidental and demand registration rights for a period of ten years from the closing date of the transaction. Additionally, it provides to Sihl, but not to the TimeMasters Group, a right of first refusal to purchase a pro-rata portion (based on the ratio of number of shares Sihl owns or has the right to purchase to all shares of the Company that are outstanding or subject to options, warrants or convertible securities), of any securities (subject to certain exceptions) that the Company proposes to issue until Sihl's percentage ownership declines below 10%. A portion of the proceeds from the private placement of common stock to TMI was offset against ColorSpan's indebtedness to TMI for a demand note in the principal amount of $1.765 million, as permitted by the subordination and forbearance agreement.

In September 1996, the Company also privately placed 410,256 shares of its common stock for a purchase price of $4.875 per share, together with warrants to purchase an additional 471,286 shares with an exercise price of $6.79 per share, for an aggregate consideration of $2 million. The shares and warrants were issued to General Electric Capital Corporation ("GE"), the Company's senior lender. The Stock Purchase Agreement provides for both incidental and demand registration rights. The GE investment does not carry with it the preemptive stock purchase rights granted to Sihl as described above.

In September 1996, the Company also entered into a series of agreements with one of its largest trade creditors and their supplier, converting approximately $1.7 million of trade payables and a promissory note of $859,516 into a $2.5 million convertible subordinated debenture. The debenture contains voluntary, automatic and mandatory conversion provisions. Under the voluntary conversion provision, the debenture is convertible in whole or in part into common stock of the Company at $6.00 per share at any time that the market price of the Company's common stock is less than $6.00 per share. The debenture is automatically converted at the rate of 30,000 shares a week at the market price of the common stock at any time that the market price equals or exceeds $6.00 per share. The automatic conversion provision contains limited price protection under certain circumstances. Under the mandatory conversion provision, the debenture will be converted on a quarterly basis at market prices and in share quantities equal to specified threshold amounts, less any shares converted under the other provisions. The mandatory provision is effective for the quarter ending March 31, 1997 and continues until the debenture is fully converted. The debenture contains certain registration rights and also limits the number of shares that may be sold in the open market in any one week. A related agreement required the supplier to provide approximately $1.5 million in inventory to the Company in resolution of quality issues with the product previously supplied by the trading partner.

In the first quarter of fiscal 1996, ColorSpan Corporation borrowed $1,765,000 from TMI with a demand note to cover a short-term cash shortfall. In January 1996, ColorSpan replaced the operating line of credit that it maintained through a commercial bank with a new, three-year credit agreement with a commercial financing company. The new agreement allows ColorSpan to borrow up to $10 million based on availability equal to 60% of net eligible accounts receivable and 25% of net eligible inventory. The agreement expires January 17, 1999 and requires the borrower to meet various financial covenants involving capital expenditures, additions to capitalized software and intellectual property, minimum debt service coverage ratio, and maintenance of a minimum net worth. The agreement also requires ColorSpan to meet various non-financial covenants. As part of this agreement, the commercial finance company required that the loan from TMI be subordinated to the rights and security interest of the lender, and that a forbearance agreement restrict repayment of the TMI debt to permit repayments of specified amounts only if certain financial conditions were met, or upon the sale of common stock. In consideration for agreeing to such subordination and forbearance, TMI was issued a warrant to purchase 277,953 shares of the Company's common stock at an exercise price of $6.35 per share. The warrant and note to TMI were approved by shareholders at the Company's annual meeting in May 1996.

Each of the foregoing transactions was approved by a disinterested majority of the Board of Directors of the Company, by shareholders, or by both. The Company believes that each such transaction is on terms at least as favorable to the Company as could have been obtained from an unaffiliated entity.

The Company does not have any current significant commitments for capital expenditures however, it does expect to incur substantial expenditures for the ramp up of its new family of DisplayMaker HiRes 8-Color printers expected to be in production quantities in October 1997. Management expects to finance the ramp up of production and sales of these new printers through a reduction of receivables, tighter controls over inventory, extension of credit from new and existing vendors and/or the sale of certain lines of business. Management expects to finance operations throughout the remainder of fiscal 1998 through cash flow from profitable operating activities. If sales are less than expected or reasonably priced sources of alternative financing are not available, the Company may be required to accept less favorable terms for its planned sale of certain lines of business or revise its business plan or further restructure its capitalization.

The Company's Senior Debt Agreement, which is secured by substantially all of the Company's assets, includes financial covenants which the Company must meet. The financial performance of the Company in the period the Agreement has been in place has made it necessary for the Company to renegotiate the financial covenants prior to being declared in violation of the covenants by GE. If future financial performance does not improve and the Company is unable to renegotiate its loan covenants at that time, it could be forced to seek replacement financing at prices which may not be favorable to the Company. If adequate sources of financing are not available, the Company may be required to sell certain product lines or technologies on less than favorable terms.

Foreign Currencies

In general, the impact of foreign currency gains/losses are immaterial to the Company as a whole. LaserMaster Europe, Ltd. (LME) extends credit in the normal course of business in five relatively stable European currencies. In addition, LME's financing agreement allows it to factor those receivables and receive Dutch Guilders in which it pays its expenses. The impact of this is to effectively hedge the Company's exposure to foreign currency risk. Essentially all other transactions are in U.S. dollars.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
------- --------------------------------------------

See Financial Statements and Supplementary Data attached.


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------- ---------------------------------------------------------------
        FINANCIAL DISCLOSURE.
        ---------------------
None


                                    PART III
                                    --------

Item 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
--------        ---------------------------------------------------

The following table sets forth information, as of August 31, 1997, concerning the directors of the Company:
                                                                                  Year
                                                                                Became
Name, Age, Positions, Principal Occupations, Directorships                      Director
----------------------------------------------------------------------------------------
                     Directors whose terms expire in 1997

Lawrence J. Lukis; age 49; Mr. Lukis co-founded LaserMaster in February,          1989
1986 and was Chief Technical Officer of the Company from May 1989 to
September 1997.  Currently, Mr. Lukis has the title of Chief Engineer.  Mr.
Lukis
has indicated that he does not intend to stand for re-election to the board of directors in 1998.

Jean-Louis Gassee; age 53; Since 1990, Mr. Gassee has been Chairman               1990
and Chief Executive Officer of Be, Inc. of Menlo Park, California.  That
company is involved in personal computer technology.  From August of
1988 until September, 1990, Mr. Gassee was President of the Apple Products
Division of Apple Computer, Inc.  Prior to that time he held the offices of
Senior Vice President of Research and Development (1987 to August 1988)
and Vice President of Product Development of Apple Computer, Inc. from
1985 to 1987.  Mr. Gassee is also a director of Electronics for Imaging of San
Bruno, California and 3COM, Sunnyvale, California.

                      Directors whose terms expire in 1998

Melvin L. Masters; age 43; Mr. Masters co-founded LaserMaster in February         1989
1986 and has been Chairman, Chief Executive Officer and President of the
Company since May 1989.  Mr. Masters also owns TimeMasters, Inc. a company established for the purpose of property management which also has investments in the fields of wireless voice and data communications and in personal motorsports products.

Ralph D. Rolen; age 43; Mr. Rolen is Senior Vice President and Manager of         1989
the Retail Credit Division of First Tennessee National Bank of Memphis,
Tennessee, a position he has held since January, 1989.

The Board of Directors met two times during the fiscal year ended June 30, 1997. All directors attended each meeting. The Board of Directors has: (i) an Audit Committee composed of Mr. Masters, Mr. Gassee and Mr. Rolen, (ii) a Stock Option Committee composed of Mr. Gassee and Mr. Rolen, and (iii) a Compensation Committee composed of Mr. Masters, Mr. Gassee and Mr. Rolen. The Board of Directors has no standing nominating committee.


The following table sets forth information, as of August 31, 1997, regarding the executive officers of the Company:

Name                  Age  Positions
--------------------  ---  -------------------------------------------------------------

Melvin L. Masters      43  Chief Executive Officer, President and Chairman of the Board
Lawrence J. Lukis      49  Chief Engineer
Robert J. Wenzel       46  Chief Operating Officer and President, ColorSpan Corporation
James E. Retterath     36  Secretary and Vice President, Research & Development
Timothy N. Thurn       41  Treasurer

Thomas D. Ryan         39  Executive Vice President, LaserMaster Technologies,
                           Inc., and  ColorSpan Corporation
James H. Horstmann     36  Chief Financial Officer

Mr. Wenzel has been Chief Operating Officer of the Company since October 1991 and President of ColorSpan Corporation, the Company's principal operating subsidiary, since October 1989. He joined ColorSpan as General Manager of the PC Division in May 1989 and became Executive Vice President shortly thereafter. Prior to joining ColorSpan, Mr. Wenzel was employed by CPT Corporation, a company specializing in the manufacture and sale of word processing systems, where he served as General Manager of a computer products division from January 1988 through April 1989, and in other capacities before that time.

Mr. Retterath has been Secretary of the Company since March 1994. He joined the Company in June 1990 and has held a variety of management positions in Research and Development most recently serving as Vice President which position he has held since December 1992. From July 1986 to June 1990, Mr. Retterath was a Senior Design Engineer for Printware, Inc. of Mendota Heights, Minnesota.

Mr. Thurn has been Treasurer of the Company since June 1989 and of ColorSpan Corporation since March 1987. Mr. Thurn has experience as both a public and private accountant. Mr. Thurn is a Certified Public Accountant (CPA) and Certified Management Accountant (CMA).

Mr. Ryan has been Managing Director of LaserMaster Europe, Ltd. since January 1995 and assumed the Executive Vice President position for the Company and ColorSpan Corporation in May 1996. Prior to working for the Company, Mr. Ryan worked for Mentor Corporation as Vice President and General Manager of its Minnesota operations.

Mr. Horstmann has been Chief Financial Officer of the Company since May 1997. He joined the Company in April 1994 as Controller. Prior to joining the Company Mr. Horstmann worked for Boulay, Heutmaker, Zibell and Co. PLLP, a public accounting firm in Minneapolis, Minnesota. Mr. Horstmann is a Certified Public Accountant
(CPA).

Officers of the Company are elected annually by the Board of Directors. All of the current officers as of September 29, 1997 are expected to be re-elected to serve in the same positions for the coming year.

Item 11.  EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth the cash and noncash compensation for each of the last three fiscal years awarded to or earned by the Chief Executive Officer of the Company and the four other most highly compensated executive officers of the Company whose salary and bonus earned in the fiscal year ended June 30, 1997 exceeded $100,000 for services rendered.

===============================================================================================================================
                                                Annual compensation          Long term compensation
                                  ------------------------------------------------------------------------
                                                                              Awards
                                                                     -----------------------
                                                              Other                            Payouts/        All other
                                                              annual    Restricted             LTIP            compen
Name and principal          Year   Salary ($)      Bonus      compens   stock       Options/   payouts         -sation
position                                            ($)       ation     award(s)    SARs (#)   ($)             ($)
                                                              ($)       ($)
-------------------------------------------------------------------------------------------------------------------------------
Melvin Masters              1997   $208,333                                                                    $ 7,536/1/
Chief Executive Officer     1996    246,875                                                                      6,736/1/
                            1995    250,000                                                                      6,016/1/
-------------------------------------------------------------------------------------------------------------------------------
Robert Wenzel               1997   $208,333
Chief Operating Officer     1996    203,125                                         220,000
                            1995    165,625       $35,000
-------------------------------------------------------------------------------------------------------------------------------
James E. Retterath          1997   $208,333
Secretary                   1996    203,125       $34,100/2/                        240,000
                            1995    161,667        35,000
-------------------------------------------------------------------------------------------------------------------------------
Larry Lukis                 1997   $177,083                                                                    $11,578/1/
Chief Engineer              1996    150,000                                                                     10,908/1/
                            1995    250,000                                                                      9,898/1/
-------------------------------------------------------------------------------------------------------------------------------
Thomas D. Ryan              1997   $175,000
Executive Vice              1996    131,458       $16,500                            40,000
 President                  1995          *
===============================================================================================================================

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

There were no grants of stock options during fiscal 1997 to the Chief Executive Officer and the Executive Officers named in the Summary Compensation Table.

The following table summarizes exercises of stock options during fiscal 1997 by the Chief Executive Officer and the Executive Officers named in the Summary Compensation Table.


      AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES
==========================================================================================
                                                 Number of        Value of unexercised in-
                                                unexercised        the-money options/SARs
                                             options/SARs at FY-      at FY-end ($)
                  Shares acquired   Value    end (#) exercisable/        exercisable/
Name                    on         realized     unexercisable          unexercisable (1)
                   exercise (#)      ($)
------------------------------------------------------------------------------------------
Melvin L. Masters       -0-           -0-           -0-                     -0-
------------------------------------------------------------------------------------------
Robert J. Wenzel      20,000        83,400     36,250/228,750          $2,513/$10,050
------------------------------------------------------------------------------------------
James E. Retterath    15,000        46,875     40,000/275,000              $0/$0
------------------------------------------------------------------------------------------
Lawrence J. Lukis       -0-           -0-           -0-                     -0-
------------------------------------------------------------------------------------------
Thomas D. Ryan          -0-           -0-       60,000/60,000              $0/$0
==========================================================================================

(1) Represents the difference between the closing price of the Company's common stock on June 30, 1997 and the exercise price of the options.

Long-Term Incentive Plan Awards

Other than the Stock Option Plan reported on above, the Company does not maintain any long-term incentive plans.

Director Compensation

For fiscal year 1997, there was no plan for compensation to non-employee directors. All directors were reimbursed for their expenses incurred in attending meetings. Jean-Louis Gassee also acted as a consultant to the Company. An additional $12,000 of consulting fees was incurred for services provided by Mr. Gassee during fiscal 1997. Jean-Louis Gassee has significant expertise in the personal computer industry and in the management of research and development of hardware and software products. His expertise in the trends and issues in this industry was not available within the Company and could only be obtained through a relationship with a specialized consultant or highly compensated employee, if one could be identified and retained. Mr. Gassee consulted with the Company on a number of issues including industry trends, and product development issues. The consulting fees paid to Mr. Gassee were determined and set based on anticipated consulting services and the market cost therefor. The Company believes that the consulting fees paid to Mr. Gassee represent the approximate market value for the consulting services performed and that which might be obtained from similar arrangements with non-affiliates.

Employment Agreements

At June 30, 1997, the Company had Employment Agreements with Messrs. Masters, Lukis, Wenzel, Ryan and Retterath. Those agreements renew automatically on an annual basis unless terminated by either party by written notice 60 days before the renewal date. Mr. Lukis' agreement lapsed on July 1, 1997 and a revised agreement was approved by the executive compensation committee. The agreements provide for continuation payments equal to 36 months pay for Mr. Masters and 12 months pay for Mr. Wenzel, Mr. Ryan and Mr. Retterath, upon termination of employment in certain circumstances, including change of control. As of June 30, 1997 minimum annual salary levels of $250,000 were set for each of Messrs. Masters, Wenzel and Retterath. Mr. Ryan's minimum annual salary level is set at $200,000. Mr. Lukis' salary, per his new employment agreement, is currently set at the greater of the market value of his services or $175,000.

Effective May 1, 1996, Mr. Masters, Mr. Lukis, Mr. Wenzel and Mr. Retterath voluntarily agreed to decrease their salaries by $25,000 each, and Mr. Ryan agreed to a $19,000 salary decrease, until Company performance improved. On March 12, 1997, Mr. Masters, Mr. Lukis, Mr. Wenzel and Mr. Retterath voluntarily offered to decrease their salaries from $225,000 to $175,000 until Company performance improved, or as may be agreed upon with the Executive Compensation

Committee. The compensation decreases were effective during the pay period in which the offers to decrease salaries was made. The Company also has employment agreements with other members of its management.


Compensation Committee Interlocks and Insider Participation

The Chief Executive Officer of the Company, Melvin L. Masters, is a member of the Compensation Committee. Mr. Masters' compensation is set by the Board of Directors as a whole with Mr. Masters abstaining.


Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth, as of August 31, 1997, certain information with respect to beneficial share ownership by the directors, individually; by all persons known to management to own more than 5% of the Company's outstanding Common Stock, individually; and by all executive officers and directors as a group. Except as otherwise indicated, the shareholders listed below have sole investment and voting power with respect to their shares.


                                             Number of
                                         Beneficially Owned  Percent of  Shares
Name of Beneficial Owner                       Shares            Outstanding
---------------------------------------  ------------------  -------------------

Sihl-Zurich Paper Mill on Sihl AG (1)        2,742,858                15.8%

Melvin L. Masters (2)                        2,550,525                14.7%
3213 South Duluth Avenue
Sioux Falls, SD  57105

Lawrence J. Lukis (3)                        2,189,531               12.63%
3250 Fox Street
Long Lake, MN  55356

Jean-Louis Gassee (4)                           85,000                   *

Robert J. Wenzel (5)                            59,300                   *

James E. Retterath (6)                          40,000                   *

Thomas D. Ryan (7)                              67,000                   *

All officers and directors
as a group (10 persons) (8)                  5,017,045                29.3%

*  Less than 1%

(1)  Includes warrants to purchase 1,371,429 shares.

(2) Includes 411,428 shares and warrants to purchase 963,667 shares owned by TMI; 274,286 shares owned by GRAMPI; 228,572 shares and warrants to purchase 228,572 shares owned by GRAMPI #2.

(3) Includes shares owned by Donna Lukis, Mr. Lukis' spouse. Includes 173,000 shares held by the Lukis Foundation, of which Mr. Lukis is a director. Mr. Lukis disclaims beneficial ownership both of Ms. Lukis' shares and those held by the Lukis Foundation.

(4) Includes 60,000 shares issuable to Mr. Gassee under options which are exercisable.

(5) Includes 47,500 shares issuable to Mr. Wenzel under options which are exercisable or will become exercisable within 60 days. Also includes shares held as trustee for four education trusts.

(6) Includes 40,000 shares issuable to Mr. Retterath under options which are exercisable or will become exercisable within 60 days.

(7) Includes 60,000 shares issuable to Mr. Ryan under options which are exercisable or will become exercisable within 60 days.

(8) Includes 243,900 shares issuable under options which are exercisable or will become exercisable within 60 days and warrants to purchase 1,192,239 shares.


Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The Company has the following arrangements with certain of its directors, executive officers or five percent shareholders;

(1) The Company leases space it currently occupies in Shady View I & II, with Grandchildren's Realty Alternative Management Partnership I (GRAMPI), a Minnesota limited partnership. The general partner of GRAMPI is TimeMasters, Inc., a Minnesota corporation which is owned by Melvin L. Masters. One of the limited partners of GRAMPI is the Masters Trust I, of which Ralph Rolen, a director of the Company, was Trustee at the time of the negotiations. The Company retained the services of an outside law firm as well as an independent commercial real estate brokerage firm in negotiating the lease. The Company leases 172,792 square feet of space under this agreement which has a term of fifteen years and a monthly base rate as of August 31, 1997, of $89,694. The base rate escalates periodically over the term of the lease. The Company is also required to pay its pro-rata share of property taxes, utilities and essentially all other operating expenses. There is no renewal option. Rent expense under this lease was $1,525,000 in fiscal 1997 of which $178,388 had not been paid as of June 30, 1997.

(2) Under a Use Indemnification Agreement and certain related Board of Directors' actions, the Company has the right to sponsor business and business-related occasions at facilities owned by Masters Trust I and/or Melvin L. Masters and/or TimeMasters, Inc and/or GRAMPI and/or GRAMPI #2. In addition, the Company occasionally uses an airplane that is owned by a Company controlled by Mr. Masters, for business-related travel. The Company indemnifies the owners against loss or damage, reimburses out-of-pocket expenses and pays a usage charge based on market rates. In the fiscal year ended June 30, 1997 charges totalled $88,240.

(3) The Company has installed a campus-wide TimeMasters, Inc. wireless voice system in its Eden Prairie facility. There are no monthly call operating charges for unlimited use of that system. The system hardware was acquired in fiscal 1995 for $211,000 based on competitive proposals for two other comparable systems. Upgrades to the system amounted to $49,075 in fiscal 1997. TimeMasters, Inc. is a Minnesota corporation wholly-owned by Melvin
     L. Masters.

(4) During September and October 1995, ColorSpan Corporation's (CSC's) cash needs exceeded available cash. To cover short-term cash needs, CSC borrowed $1,765,000 under a demand note from TimeMasters, Inc. (TMI), a corporation controlled by the Company's Chief Executive Officer. The note had stated interest at prime rate plus 1.75% and was satisfied in full in December 1996 through an offset of a note receivable from TMI arising from the sale of common stock by the Company (see item (5) below). In consideration for providing financing to CSC and executing a subordination and forbearance agreement with the Company's senior lender, TMI was issued a warrant for the purchase of 277,953 shares of the Company's common stock at an exercise price of $6.35 per share. This transaction was submitted to and approved by the shareholders at the Company's annual meeting in May 1996.

(5) In September 1996, the Company issued 914,286 shares of restricted common stock in a private placement to TimeMasters, Inc., GRAMPI and GRAMPI #2 (together as a group known as the TimeMasters group), which is controlled by Melvin L. Masters, the Company's CEO. The shares were issued at the market price of $4.375 per share for a total of $4 million. The TimeMasters group was also issued a warrant for the purchase of an additional 914,286 shares at $7.00 per share with an expiration date of September 16, 2004. The TimeMasters group has the right to require the Company to effect up to five demand registrations under the Securities Act within ten years of the closing date of the transaction. The agreement also provides for incidental registration rights during this same period. In addition, shares acquired by TimeMasters upon the exercise of the warrant or conversion right, obtained pursuant to the $1,765,000 demand note discussed in item (4) above, have preferential incidental registration rights expiring September 2006. The Company offset a portion of the proceeds from this sale with CSC's indebtedness to TMI (see item (4) above).

(6) In addition, Mel Masters, the Company's CEO, borrowed $585,000 from the Company in November 1996. The amount borrowed was repaid in December 1996 together with interest at 10%.

Each of the foregoing transactions was approved by a disinterested majority of the Board of Directors of the Company, by shareholders, or by both. The Company believes that each such transaction is on terms at least as favorable to the Company as could have been obtained from an unaffiliated entity.

(7) The Company purchases certain inventory from Sihl-Zurich Paper Mill on Sihl AG, a greater than 5% shareholder of the Company. Total purchases in fiscal 1997 from Sihl were $1,569,844.

                                    PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
--------------------------------------------------------------------------

(a) 1.   Financial Statements
         --------------------

         Consolidated Financial Statements of LaserMaster Technologies, Inc. and
         Subsidiaries:

         Independent Auditors' Report

         Consolidated Balance Sheets as of June 30, 1997 and 1996

         Consolidated Statements of Operations for the fiscal years ended June 30, 1997, 1996 and 1995

         Consolidated Statements of Stockholders' Equity for the fiscal years ended June 30, 1997, 1996 and 1995

         Consolidated Statements of Cash Flows for the fiscal years ended June 30, 1997, 1996 and 1995

         Notes to Consolidated Financial Statements

(a) 2.   Financial Statement Schedules
         ------------------------------
         LaserMaster Technologies, Inc. and Subsidiaries

         Schedule I   --  Condensed Financial Information of the Registrant
         Schedule II  --  Valuation and Qualifying Accounts

         Schedules not listed above have been omitted because they are either not applicable or required information has been given in the consolidated financial statements or notes thereto.

(a) 3.   Listing of Exhibits
         --------------------
Exhibit
Number          Description
--------        -----------

10.1 Amendment No. 2 to Credit Agreement dated January 31, 1997 between ColorSpan Corporation and General Electric Capital Corporation.

10.2     First Industrial, L.P., Industrial Building Lease.

11.1  Per share earnings calculation.

27.1  Financial Data Schedule.

99.   Cautionary Factors Under Private Securities Litigation Reform Act of 1995.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  September 26, 1997


                                       LASERMASTER TECHNOLOGIES, INC.

                                       By    /s/ Melvin L. Masters
                                             ----------------------
                                             Melvin L. Masters, President,
                                             Chief Executive Officer and
                                             Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/Melvin L. Masters            President, Chief Executive Officer
--------------------            and Chairman of the Board
Melvin L. Masters               (Principal Executive Officer)

/s/Lawrence J. Lukis            Director and Chief Engineer
--------------------
Lawrence J. Lukis

/s/Ralph D. Rolen               Director
-----------------
Ralph D. Rolen

/s/Jean-Louis Gassee            Director
----------------------
Jean-Louis Gassee

/s/James H. Horstmann           Chief Financial Officer
---------------------
James H. Horstmann

/s/Mark Pederson                Controller
----------------
Mark Pederson

INDEPENDENT AUDITORS' REPORT



Board of Directors and Stockholders
LaserMaster Technologies, Inc. and
    Subsidiaries
Eden Prairie, Minnesota

We have audited the consolidated balance sheets of LaserMaster Technologies, Inc. and subsidiaries as of June 30, 1997 and 1996 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 1997 and financial statement schedules listed in the index at Item 14(a)(2). These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of LaserMaster Technologies, Inc. and subsidiaries as of June 30, 1997 and 1996 and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements, taken as a whole, present fairly in all material respects the information therein set forth.



Deloitte & Touche, LLP
Minneapolis, Minnesota
August 8, 1997

LASERMASTER TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                  June 30, 1997   June 30, 1996
                                                                  --------------  -------------
ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                                        $    484,106      $    90,851
 Accounts receivable, less allowance for doubtful
 accounts and sales returns of $1,987,000 and
 $2,475,000, respectively (Note 5)                                  12,129,091       12,563,112
 Inventory (Notes 3 and 5)                                           9,184,671       13,524,314
 Income tax receivable                                                                  400,781
 Other current assets                                                2,158,833        2,783,784
 Deferred income taxes (Note 12)                                     4,073,000        3,304,000
                                                                  ------------      -----------
    TOTAL CURRENT ASSETS                                            28,029,701       32,666,842

PROPERTY AND EQUIPMENT, NET
  (Notes 4, 7 and 13)                                                3,570,662        5,099,560

CAPITALIZED SOFTWARE, less accumulated
 amortization of $3,636,979 in 1996 (Note 5)                                          4,150,913

DEFERRED INCOME TAXES (Note 12)                                        693,000        2,546,000

ACQUIRED TECHNOLOGY, PATENTS
 AND LICENSES, less accumulated amortization
 of $743,284 and $1,000,154, respectively (Note 5)                     337,570        2,081,649
                                                                  ------------      -----------
                                                                  $ 32,630,933      $46,544,964
                                                                  ============      ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Notes payable (Notes 5 and 13)                                   $  2,781,468      $ 5,381,037
 Note payable - related party (Note 6)                                                1,765,000
 Current maturities of long-term debt (Notes 7 and 13)                 636,665        1,248,267
 Accounts payable (Note 13)                                         10,232,865       16,682,191
 Accrued payroll and payroll taxes                                   1,623,558        1,915,908
 Other current liabilities (Note 13)                                 1,649,062        1,200,264
 Deferred revenue                                                    1,374,447        1,894,262
                                                                  ------------      -----------
    TOTAL CURRENT LIABILITIES                                       18,298,065       30,086,929

CONVERTIBLE SUBORDINATED DEBENTURE (Note 8)                          2,233,414

LONG-TERM DEBT, less current maturities (Notes 7 and 13)               184,729          820,095

COMMITMENTS AND CONTINGENCIES (Notes 11 and 16)

STOCKHOLDERS' EQUITY: (Notes 6, 8, 9, 10, 12 and 16)
 Common stock, $.01 par value; authorized
  30,000,000 shares; 14,432,462 and 11,426,134 shares issued
  and outstanding, respectively                                        144,325          114,261
 Preferred stock, $.01 par value; authorized
  5,000,000 shares; no shares issued or outstanding
 Additional paid-in capital                                         30,876,964       17,430,555
 Accumulated deficit                                               (19,106,564)      (1,906,876)
                                                                  ------------      -----------
    TOTAL STOCKHOLDERS' EQUITY                                      11,914,725       15,637,940
                                                                  ------------      -----------
                                                                  $ 32,630,933      $46,544,964
                                                                  ============      ===========

                See notes to consolidated financial statements.

LASERMASTER TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

-------------------------------------------------------------------------------------------------------------------------
                                                                                     Years Ended June 30,
                                                                     ----------------------------------------------------
                                                                         1997                1996                1995
                                                                     ------------        ------------        ------------
NET SALES (Note 14)                                                  $ 86,563,422        $ 93,592,044        $119,438,719

COSTS OF GOODS SOLD (Notes 2 and 13)                                   61,912,116          64,378,882          72,857,356
                                                                     ------------        ------------        ------------
  GROSS PROFIT                                                         24,651,306          29,213,162          46,581,363

OPERATING EXPENSES
 Sales and marketing                                                   18,131,483          21,108,559          27,091,414
 Research and development                                               6,387,642           6,148,919           6,210,006
 General and administrative (Note 13)                                  10,096,910          11,310,135          11,552,092
 Restructuring and other special charges (Notes 2 and 16)               4,935,563           4,431,273
                                                                     ------------        ------------        ------------
                                                                       39,551,598          42,998,886          44,853,512
                                                                     ------------        ------------        ------------
  OPERATING (LOSS) PROFIT                                             (14,900,292)        (13,785,724)          1,727,851

OTHER INCOME (EXPENSE)
 Interest expense (Note 13)                                            (1,388,247)         (1,784,365)         (1,331,139)
 Interest income (Note 13)                                                154,559              17,728              26,846
 Other income (expense)                                                   223,292             (56,173)           (128,084)
                                                                     ------------        ------------        ------------
                                                                       (1,010,396)         (1,822,810)         (1,432,377)
                                                                     ------------        ------------        ------------

(LOSS) EARNINGS BEFORE INCOME TAXES                                   (15,910,688)        (15,608,534)            295,474

INCOME TAX (PROVISION) BENEFIT (Note 12)                               (1,289,000)          5,147,000             (89,000)
                                                                     ------------        ------------        ------------

NET (LOSS) EARNINGS                                                  $(17,199,688)       $(10,461,534)       $    206,474
                                                                     ============        ============        ============

NET (LOSS) EARNINGS PER COMMON AND
 COMMON EQUIVALENT SHARE                                             $      (1.25)       $       (.93)       $        .02
                                                                     ============        ============        ============

Weighted average common shares in 1997 and
1996 and weighted average common and common
equivalent shares in 1995                                              13,705,609          11,305,232          12,206,280
                                                                     ============        ============        ============

                See notes to consolidated financial statements.

LASERMASTER TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

-----------------------------------------------------------------------------------------------------------

                                                                                  Retained
                                             Common Stock          Additional     Earnings
                                         ---------------------       Paid-In    (Accumulated
                                           Shares       Amount       Capital      Deficit)        Total
                                         ----------    --------    -----------  ------------    -----------
BALANCES, JUNE 30, 1994                  10,945,916    $109,459    $14,681,047    $8,348,184    $23,138,690

Issuance of common stock -
  Stock options exercised (Note 10)         230,466       2,305        410,906                      413,211
Stock option tax benefit (Note 12)                                   1,535,000                    1,535,000
Net earnings                                                                         206,474        206,474
                                        -----------    --------    -----------  ------------    -----------

BALANCES, JUNE 30, 1995                  11,176,382     111,764     16,626,953     8,554,658     25,293,375


Issuance of common stock -
  Stock options exercised (Note 10)         249,752       2,497        577,602                      580,099
Stock option tax benefit (Note 12)                                     226,000                      226,000
Net loss                                                                         (10,461,534)   (10,461,534)
                                        -----------    --------    -----------  ------------    -----------

BALANCES, JUNE 30, 1996                  11,426,134     114,261     17,430,555    (1,906,876)    15,637,940


Issuance of common stock -
  Private placements (Note 9)             2,695,971      26,960     11,810,376                   11,837,336
  Conversion of debentures (Note 8)         105,000       1,050        361,763                      362,813
  Stock options exercised (Note 10)         180,357       1,804        339,520                      341,324
  Services rendered                          25,000         250         99,750                      100,000
Litigation settlement (Note 16)                                        636,000                      636,000
Stock option tax benefit (Note 12)                                     199,000                      199,000
Net loss                                                                         (17,199,688)   (17,199,688)
                                        -----------    --------    -----------  ------------    -----------

BALANCES, JUNE 30, 1997                  14,432,462    $144,325    $30,876,964  $(19,106,564)   $11,914,725
                                        ===========    ========    ===========  ============    ===========

                See notes to consolidated financial statements.

LASERMASTER TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (NOTE 15)
--------------------------------------------------------------------------------

                                                                          Years Ended June 30,
                                                                -----------------------------------------
                                                                    1997           1996          1995
                                                                ------------   ------------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss) earnings                                          $(17,199,688)  $(10,461,534)  $   206,474
   Adjustments to reconcile net (loss) earnings to net
       cash (used in) provided by operating activities:
      Depreciation and amortization                                5,526,593      5,859,577     6,302,444
      Amortization of deferred financing costs                       221,385        240,335        96,127
      Revaluation of acquired technology, patents and licenses     1,024,374      2,582,840
      Revaluation of capitalized software                          3,214,690        768,059
      Loss on sale of property and equipment                         149,395        528,840       131,113
      Gain on settlement of product quality issues                (1,416,665)
      Litigation settlement                                          636,000
      Deferred income taxes                                        1,084,000     (4,318,000)   (1,606,000)
      Stock option tax benefit                                       199,000        226,000     1,535,000
   Change in current assets and current liabilities:
      Accounts receivable                                            415,306      4,541,241    (1,175,687)
      Inventory                                                    5,789,962      8,085,173    (8,038,448)
      Other current assets                                           403,566       (571,353)     (784,152)
      Income tax receivable                                          400,781       (400,781)
      Accounts payable                                            (4,049,438)    (1,027,772)    6,342,131
      Accrued payroll and payroll taxes                             (292,350)      (191,625)      221,415
      Income taxes payable                                           273,273       (201,768)     (220,911)
      Other current liabilities                                      175,525       (185,849)      703,858
      Deferred revenue                                              (519,815)       698,622       638,591
                                                                ------------   ------------   -----------
NET CASH (USED IN) PROVIDED BY
   OPERATING  ACTIVITIES                                          (3,964,106)     6,172,005     4,351,955

CASH FLOWS FROM  INVESTING ACTIVITIES:
   Notes receivable - related party                                 (585,000)
   Collection of notes receivable - related party                    585,000
   Additions to property and equipment                            (1,058,108)    (1,660,716)   (2,654,705)
   Additions to capitalized software costs                        (1,557,931)    (2,660,717)   (3,535,312)
   Proceeds from sale of property and equipment                       82,357         53,968        16,363
   Additions to patents and other assets                            (500,596)    (2,056,156)   (1,793,993)
                                                                ------------   ------------   -----------
NET CASH USED IN INVESTING ACTIVITIES                             (3,034,278)    (6,323,621)   (7,967,647)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net (payments) borrowing under revolving credit lines          (1,740,053)    (1,918,979)    2,002,144
   Proceeds from note payable to related party                                    1,765,000
   Proceeds from notes payable                                                      271,149       111,345
   Repayments of notes payable                                                     (293,550)     (103,429)
   Proceeds from long-term debt                                                     307,514       470,938
   Payments on long-term debt                                     (1,246,968)    (1,075,989)     (864,966)
   Issuance of common stock                                       10,378,660        580,099       413,210
                                                                ------------   ------------   -----------
NET CASH PROVIDED BY (USED IN)
   FINANCING ACTIVITIES                                            7,391,639       (364,756)    2,029,242
                                                                ------------   ------------   -----------

INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                                  393,255       (516,372)   (1,586,450)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF YEAR                                                  90,851        607,223     2,193,673
                                                                ------------   ------------   -----------

CASH AND CASH EQUIVALENTS AT
   END OF YEAR                                                  $    484,106   $     90,851   $   607,223
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

     Consolidation
     The consolidated financial statements include the accounts of LaserMaster Technologies, Inc. and its subsidiaries, Digital Typeface Corporation (DTC) and LaserMaster Corporation (LMC), and LMC's subsidiaries, LaserMaster Export Corporation, LaserMaster Europe, Ltd. (LME), LaserMaster Asia/Pacific (LMA), and ColorMasters, Inc. (CMI). All significant intercompany balances and transactions have been eliminated in consolidation.

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

     Capitalized software
     Software development costs incurred subsequent to establishment of the software's technological feasibility are capitalized. Capitalization ceases when the software is available for general release to customers. The recoverability of capitalized software development costs is continually evaluated, and provisions for estimated losses are recorded in the period such losses are determined. Amortization of capitalized software development costs is provided at the greater of the amount computed using
     (a) the ratio of current gross revenues from a product to the total of current and anticipated future gross revenues from the product or (b) the straight-line method over the remaining estimated economic life of the product. Generally, an original estimated economic life of three years is assigned to capitalized software development costs. Amortization of capitalized software development costs, included in cost of goods sold, aggregated $2,494,154, $2,732,829 and $3,124,616 for the fiscal years ended June 30, 1997, 1996, and 1995, respectively. Provisions for impairment losses totaled $3,214,690 and $768,059 for the years ended June 30, 1997 and 1996, respectively. These provisions reduced the Company's capitalized software costs to zero at June 30, 1997.

     Acquired technology, patents, and licenses
     Acquired technology, patents, and licenses are amortized using the straight-line method over the estimated useful lives of the assets, generally from three to five years. Amortization of acquired technology, patents and licenses included in general and administrative expenses, aggregated $710,838, $596,277 and $371,903 for the fiscal years ended June 30, 1997,
     1996, and 1995, respectively. The recoverability of these assets is continually evaluated by comparing the remaining unamortized cost to the estimated future cash flows of the associated assets. Provisions for estimated losses are recorded in the period such losses are determined and totaled $1,533,837 and $2,582,840 for the years ended June 30, 1997 and 1996, respectively.

     Accounts payable
     Accounts payable include $1,243,101 and $389,860 at June 30, 1997 and 1996, respectively, related to issued checks which had not cleared the Company's bank accounts reduced by deposits in transit and cash on deposit in the Company's depository banks.

     Fair value of financial instruments
     Statement of Financial Accounting Standards (SFAS) No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of the fair value of certain financial instruments. Cash and cash equivalents, accounts receivable, short-term debt, accounts payable, and accrued liabilities are reflected in the financial statements at their estimated fair value. The carrying amount of the Company's long-term debt approximated its fair value at June 30, 1997 and 1996 due to the debt agreements containing market interest rates.

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

     Advertising
     The Company expenses the costs of advertising the first time the advertising takes place, except for direct-response advertising, which is capitalized and amortized over its expected period of future benefits. Direct-response advertising consists of printing, postage, and mailing list costs relating to direct mail advertising. The capitalized costs of the advertising are amortized over the period during which the benefits of the mailings are expected, up to two months following the mailing date.

     At June 30, 1997, $7,000 of advertising was included in other current assets as compared with $333,000 at June 30, 1996. Advertising expense was $6,298,000, $7,343,000 and $9,519,000 for the fiscal years ended June 30,
     1997, 1996, and 1995, respectively.

     Net (loss) earnings per common share
     Net (loss) earnings per common share is based on the weighted average number of common and dilutive common equivalent shares outstanding. Common stock equivalents included in the calculation reflect the dilutive effect of outstanding stock options and warrants. During fiscal years 1997 and 1996, common equivalent shares are excluded from the calculation because they are anti-dilutive.

     Stock-Based Compensation
     In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation." The Company has elected to continue following the guidance of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," for measurement and recognition of stock-based transactions with employees and has adopted the disclosure provisions of SFAS No. 123 in fiscal year 1997.

     Liquidity
     During 1997 and 1996, the Company incurred losses and special charges aggregating $17.2 million and $10.5 million, respectively, and as of June 30, 1997, had an accumulated deficit in stockholders' equity totaling $19.1 million. During this period, management has taken several steps to improve cash flows and return the Company to profitability. These included reducing operating expenses through workforce reductions and consolidating international sales offices, transitioning out of certain products, and developing new products to be released during early fiscal 1998.
     Management believes these changes will allow the Company to meet its obligations and return to profitability in 1998. If revenues from the new products expected to be released in fiscal 1998 are significantly less than planned, additional expense reductions will be necessary.

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

     Significant Accounting Estimates

     The Company's reserves against inventories are based on the Company's best estimates of product sales prices and customer demand patterns, and/or its plans to transition its products. However, the Company participates in a highly competitive industry that is characterized by aggressive pricing practices, downward pressures on gross margins, frequent introductions of new products, short product life cycles, rapid technological advances, and continual improvement in product price/performance characteristics. As a result of the industry's ever-changing and dynamic nature, it is at least reasonably possible that the estimates used by the Company to determine its reserves against inventories will be materially different from the actual amounts or results. These differences could result in materially higher than expected inventory reserve costs, which could have a materially adverse effect on the Company's results of operations and financial condition in the near term.

     The Company's warranty and related accruals are based on the Company's best estimates of product failure rates and unit repair costs. However, the Company is continually releasing new and ever-more complex and technologically advanced products. As a result, it is at least reasonably possible that product could be released with certain unknown quality and/or design problems. Such an occurrence could result in materially higher than expected warranty and related costs, which could have a materially adverse effect on the Company's results of operations and financial condition in the near term.

     New Accounting Standards

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share", which is effective for financial statements issued for the periods ending after December 15, 1997. The Company has not determined if adoption of the standard will have a material impact on the Company's financial position or results of operations.


2.   RESTRUCTURING AND OTHER SPECIAL CHARGES

     In June 1997, the Company incurred pre-tax charges of $7.8 million related to the revaluation of intellectual property and inventory and $636,000 for settlement of the shareholders' lawsuit (Note 16). Of this amount, $3.5 million was charged to cost of sales and $4.9 million was charged to operating expenses. The special charges were incurred primarily as a result of a change in the estimated net realizable values of the Company's PressMate and DisplayMaker Express products. These two products represent the Company's first two proprietary printers developed and manufactured in-house.

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

     Included in the $4.4 million charge is $3.3 million for the revaluation of intellectual property tied to certain technologies and contract rights associated with the transition from a systems integrator to a manufacturer of printing engines. The charge also includes a $1.1 million provision for severance related to workforce reductions, expected losses on the sale of tangible assets and expenses under non-cancelable leases as a result of consolidating foreign sales offices and certain domestic operations. At June 30, 1996, approximately $1.3 million of the total $4.4 million charge remains in current liabilities. At June 30, 1997, approximately $766,000 of the total $4.4 million charge remains in current liabilities.

     Included in the $5.5 million charge to cost of sales is $4.2 million in inventory revaluation associated with the transition from certain product lines developed as a systems integrator. In addition, the charge includes $1.3 million to cover replacement costs, product returns, and inventory revaluation related to the Company's older model PressMate product.

3.   INVENTORY

     Inventory consists of the following:

                                  June 30, 1997    June 30, 1996
                                  -------------    -------------

     Raw materials                $   4,178,139    $   9,518,033
     Work in process                    123,664          436,753
     Finished goods:
         Consumables                  2,824,753        1,296,397
         Hardware                     2,058,115        2,273,131
                                  -------------    -------------
                                  $   9,184,671    $  13,524,314
                                  =============    =============

4.   PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                      Life Used
                                                   for Depreciation  June 30, 1997  June 30, 1996
                                                   ----------------  -------------  -------------

     Computer equipment                                 2 - 5 years  $  10,416,254  $  10,358,217
     Trade show computer equipment                      2 - 5 years        470,007        600,475
     Capitalized tooling                                    3 years        263,693        234,206
     Furniture and fixtures                             5 - 7 years      4,359,607      4,245,907
     Purchased software                                     3 years      1,065,817        961,970
     Vehicles                                               5 years        264,171        420,706
     Leasehold improvements                                 5 years      2,918,862      2,577,253
                                                                     -------------  -------------
                                                                        19,758,411     19,398,734
     Accumulated depreciation and amortization                          16,187,749     14,299,174
                                                                     -------------  -------------
                                                                     $   3,570,662  $   5,099,560
                                                                     =============  =============

     Property and equipment includes assets under capital leases as follows:

                                                  June 30, 1997   June 30, 1996
                                                  -------------   -------------

     Computer equipment and purchased software    $     237,085   $     212,085
     Furniture and fixtures                             709,774         740,319
     Vehicles                                                            10,499
                                                  -------------   -------------
                                                        946,859         962,903
     Accumulated amortization                           426,308         248,368
                                                  -------------   -------------
                                                  $     520,551   $     714,535
                                                  =============   =============

5.   NOTES PAYABLE

     Notes payable consists of the following:

                                                  June 30, 1997   June 30, 1996
                                                  -------------   -------------

     Note payable under revolving
     line of credit (1)                           $   1,708,956   $   3,529,459

     Note payable under revolving
     line of credit (2)                               1,072,512         972,977

     Promissory note from trading partner (3)                           859,516

     Other                                                               19,085
                                                  -------------   -------------

                                                  $   2,781,468   $   5,381,037
                                                  =============   =============

     Weighted average interest rate                        8.48%          10.15%
                                                  =============   =============


     (1) On January 17, 1996, LMC entered into a credit agreement with a commercial finance company. The agreement allows LMC to borrow up to $10,000,000 based on availability equal to 60% of the net eligible accounts receivable and 25% of the net eligible inventory. Borrowings are secured by inventory, accounts receivable, and general intangibles and bear interest at a defined bank reference rate (prime) plus 2.0% (10.5% at June 30, 1997) with a 0.5% unused line fee. At June 30, 1997, approximately $2,606,000 of eligible financing was unused under this credit line. Availability under this credit line fluctuates daily. The agreement expires January 17, 1999 and requires the borrower to meet various financial covenants involving capital expenditures, additions to capitalized software and intellectual property, minimum debt service coverage ratio, and maintenance of a minimum net worth. The agreement also requires LMC to meet various non-financial covenants (Note 13).

     (2) LME, a subsidiary of the Company's LMC subsidiary, maintains a receivables financing arrangement, which has no stated expiration, with a commercial finance company whereby LME may borrow up to 70% of eligible accounts receivable, with a maximum advance of $2,500,000. At June 30, 1997, approximately $262,000 was unused under this credit line. Borrowings are due in Dutch Guilders on demand and bear interest at the Promissory Note Discount Rate of the Dutch Central Bank plus 2.5% (5.25% at June 30,
     1997). Borrowings in U.S. Dollars are due on demand and bear interest at a rate that fluctuates with the market (8.5% at June 30, 1997).

     (3) In November 1995, LaserMaster Corporation converted $859,516 of accounts payable into a promissory note. In September 1996, the promissory notes along with approximately $1.7 million in trade payables were converted into a $2.5 million convertible subordinated debenture (Note 8).


6.   NOTE PAYABLE - RELATED PARTY

     During September and October 1995, LMC borrowed $1,765,000 under a demand note from TimeMasters, Inc. (TMI), a corporation controlled by the Company's Chief Executive Officer. In January 1996, LMC obtained a new line of credit with a commercial finance company that required the indebtedness to TMI be subordinated to the line of credit and not be repaid unless certain financial covenants were achieved. In return for such subordination and for the significant restrictions on repayment, the Company issued to TMI a warrant to purchase 277,953 shares of common stock. The warrant is exercisable at $6.35 per share through January 17, 2002. In December 1996, the principal balance of $1,765,000, along with $53,715 in accrued interest, was offset against a similar amount due from TMI related to an equity investment in the Company (Note 9).


7.   LONG-TERM DEBT

     Long-term debt consists of the following:

                                                                June 30, 1997  June 30, 1996
                                                                -------------  -------------

     Note payable to a finance company,  payments,
     including principal and interest at 8.53%, of $59,427
     due monthly through August 1997, secured by certain
     domestic property and equipment (Note 13)                       $117,599     $  789,260

     Notes payable to a finance company, with monthly
     payments aggregating $24,504, including interest at the
     "One-Month" Commercial Paper rate plus 4.0%
     (9.61% at June 30, 1997), expiring January 1998
     through May 1999, secured by certain domestic
     property and equipment (Note 13)                                 267,599        527,151

     Note payable to bank, with interest at prime
     plus .5% (9.0%  at June 30, 1997), final
     payment due December 1997                                          2,922          8,405

     Obligations under capital leases for equipment,
     payable in monthly installments (Note 11)                        433,274        743,546
                                                                     --------     ----------
                                                                      821,394      2,068,362
     Less current maturities                                          636,665      1,248,267
                                                                     --------     ----------
                                                                     $184,729     $  820,095
                                                                     ========     ==========


     Maturities of long-term debt at June 30, 1997, excluding capital lease obligations, are as follows:

Year ending June 30:
1998                                  $327,824
1999                                    60,296
                                      --------
                                      $388,120
                                      ========

8.   CONVERTIBLE SUBORDINATED DEBENTURE

     In September 1996, the Company entered into a series of agreements with one of its largest trade creditors, converting approximately $1.7 million of trade payables and a promissory note of $859,516 into a $2.5 million convertible subordinated debenture. The debenture is due September 12, 1998 together with accrued interest at an annual rate of 8.0%. The debenture contains voluntary, automatic and mandatory conversion provisions. Under the voluntary conversion provision, the debenture is convertible in whole or in part into common stock of the Company at $6.00 per share at any time that the market price of the Company's common stock is less than $6.00 per share. The debenture is automatically converted at the rate of 30,000 shares a week at the market price of the common stock at any time that the market price equals or exceeds $6.00 per share. The automatic conversion provision contains limited price protection under certain circumstances. Under the mandatory conversion provision, the debenture will be converted on a quarterly basis at market prices and in share quantities equal to specified threshold amounts, less any shares converted under the other provisions. The mandatory provision is effective for the quarter ending March 31, 1997 and continues until the debenture is fully converted. The debenture contains certain registration rights and also limits the number of shares that may be sold in the open market in any one week. As of June 30, 1997, 105,000 shares had been converted aggregating $362,813. The principal balance outstanding at June 30, 1997 is $2,233,414.


9.   STOCKHOLDERS' EQUITY

     In September 1996, the Company privately placed 2,695,971 shares of its common stock, together with warrants to purchase an additional 2,757,000 shares, for $12 million ($11.8 million, net of transaction costs) to three separate groups. Sihl-Zurich Paper Mill on Sihl AG, a Swiss corporation, was issued 1,371,429 shares and warrants to purchase an additional 1,371,429 shares, at an exercise price of $7.00 per share, for an aggregate $6 million. TimeMasters, Inc. and affiliates, which are controlled by the Company's Chief Executive Officer, were issued 914,286 shares and warrants to purchase an additional 914,286 shares, at an exercise price of $7.00 per share, for an aggregate $4 million. The Company received $2.2 million from TimeMasters and affiliates and offset the remaining $1.8 million against a note payable and accrued interest due to TimeMasters. General Electric Capital Corporation, the Company's senior lender, was issued 410,256 shares and warrants to purchase an additional 471,285 shares at an exercise price of $6.79 per share, for an aggregate $2 million.


10.  STOCK OPTIONS AND WARRANTS

     On May 23, 1996, the stockholders approved the adoption of the "LaserMaster Technologies, Inc. 1996 Stock Incentive Plan". The aggregate number of shares of the Company's common stock which may be issued pursuant to the plan is 1,500,000. Under the plan, incentive stock options and non-statutory stock options may be granted to key employees, directors, and consultants of the Company at exercise prices not less than 100 percent of the fair market value of the common stock at the date of grant and 110 percent for incentive stock options granted to individuals owning 10 percent or more of the Company's common stock. The plan is administered by a Stock Option Committee appointed by the Board of Directors. The committee establishes all terms and conditions of each grant, except that, in the case of incentive options, the term may not exceed 10 years. The Company also has a 1990 Restated Stock Option Plan with 3,513,309 shares authorized.

     Warrant activity and activity under the stock option plans is summarized as follows:

                                                       Weighted Average                  Weighted Average
                                       Warrants          Warrant Price        Options      Option Price
                                     Outstanding           Per Share        Outstanding      Per Share
                                   ----------------     ----------------    -----------    ------------
     Balance, June 30, 1994              15,000              $5.50           2,095,569         $ 2.76

     Granted                                                                   544,000           6.04
     Exercised                                                                (230,466)          1.81
     Forfeited                                                                (268,417)          5.06
                                      ---------                              ---------
     Balance, June 30, 1995              15,000               5.50           2,140,686           3.38

     Granted                            277,953               6.35           1,322,000           4.29
     Exercised                                                                (249,752)          2.32
     Forfeited                                                                (449,824)          4.18
     Repriced*                                                                                  (1.23)
                                      ---------                              ---------
     Balance, June 30, 1996             292,953               6.31           2,763,110           3.54

     Granted                          2,757,000               6.96             954,381           4.07
     Exercised                                                                (180,357)          1.89
     Forfeited                                                                (729,024)          4.37
     Repriced**                                                                                 (0.55)
                                      ---------                              ---------
     Balance, June 30, 1997           3,049,953               6.90           2,808,110           3.38
                                      =========                              =========

     Exercisable, June 30, 1997       3,049,953              $6.90             779,308         $ 2.65
                                      =========                              =========

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

** The Company's Board of Directors approved the repricing of 929,250 non-statutory stock options to the closing Nasdaq price on July 17, 1996 ($3.63 per share). These options had original exercise prices ranging from $4.00 to $6.50 per share with an average exercise price of $4.18 per share.

Pro Forma Information:

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS
123). Accordingly, since options have been issued with exercise prices at or above market value of the Company's stock, no compensation expense has been recognized for the stock option plans. Had compensation expense for the Company's two stock option plans been determined based on the fair value at the grant date for awards in fiscal 1997 and fiscal 1996 consistent with the provisions of SFAS 123, the Company's net loss and net loss per share would have been increased to the pro forma amounts reflected in the following table:

                                               June 30, 1997      June 30, 1996
                                               --------------     --------------

     Reported net loss                          $(17,199,688)      $(10,461,534)
     Pro forma net loss                          (17,545,997)       (10,482,957)
     Reported net loss per share                       (1.25)              (.93)
     Pro forma net loss per share                      (1.28)              (.93)

The above pro forma effects on net loss and net loss per share are not likely to be representative of the effects on reported net income (loss) for future years because options vest over several years and additional awards generally are made each year. The fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal 1997 and fiscal 1996:

                                                                                  June 30, 1997        June 30, 1996
                                                                                  -------------        -------------
     Expected dividend yield                                                             $   -                $   -
     Expected stock price volatility                                                        60%                  60%
     Risk-free interest rate                                                              6.22%                6.22%
     Expected life of options (years)                                                      4.5                  4.5

The following table summarizes information about the Company's stock option plans at June 30, 1997:

          Range of             Number    Weighted Average            Weighted              Number           Weighted
          Exercise    Outstanding at            Remaining             Average      Exercisable at            Average
            Prices     June 30, 1997     Contractual Life      Exercise Price       June 30, 1997     Exercise Price
            ------     -------------     ----------------      --------------      --------------     --------------
     $ .34 to 2.00            87,943            44 months               $1.18              52,693              $ .78
      2.01 to 3.00           763,317            74 months                2.28             490,765               2.30
      3.01 to 4.00         1,563,250           107 months                3.71             226,250               3.63
        above 4.00           393,600           109 months                4.69               9,600               7.42
                         -----------                                                    ---------
                           2,808,110                                                      779,308

11.  COMMITMENTS

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

     Certain of the facilities leases are under a 15-year commercial lease with Grandchildren's Realty Alternative Management Program I ("GRAMPI"), a Minnesota limited partnership controlled by the Company's Chief Executive Officer, for space it currently occupies in Shady View I & II. The Shady View space is approximately 50% of all space leased by the Company. GRAMPI purchased the real estate in April 1995, after the Company's Board of Directors declined to do so. GRAMPI sold the property in October 1996 in a sale-leaseback transaction and remains the lessor to the Company. The Company's Board of Directors retained services of an outside commercial real estate brokerage firm and outside legal counsel to negotiate the lease with the landlord's outside legal counsel. Management and the outside brokerage firm and legal counsel believe that the lease is at market rate.

     Rent expense under all equipment and facilities operating leases (including property taxes, insurance, and maintenance costs) was as follows:

                                          Year Ended June 30
                                 ------------------------------------
                                    1997         1996         1995
                                 ----------   ----------   ----------

               GRAMPI            $1,525,000   $1,355,000   $  198,000(a)
               Other parties      1,104,000    1,211,000    1,996,000
                                 ----------   ----------   ----------
               Total             $2,629,000   $2,566,000   $2,194,000
                                 ==========   ==========   ==========

(a) Two months rent following April 1995 purchase.

Future minimum lease payments under capital and operating leases in effect at June 30, 1997 are as follows:

                                                                           Operating Leases
                                                       Capital       ----------------------------
     Year ending June 30:                              Leases           GRAMPI            Other
                                                       --------      -----------       ----------

     1998                                              $338,125      $ 1,076,000       $  874,000
     1999                                               126,211        1,076,000          724,000
     2000                                                 3,821        1,199,000          674,000
     2001                                                              1,321,000          339,000
     2002                                                              1,266,000          314,000
     Thereafter (2003 through 2010)                                   11,415,000        1,597,000
                                                       --------      -----------       ----------
                                                        468,157      $17,353,000       $4,522,000
                                                                     ===========       ==========

     Less interest                                      (34,883)
                                                       --------

     Present value of net minimum lease payments       $433,274
                                                       ========

Employment agreements

The Company has employment agreements with eleven of its officers and executives which renew automatically on an annual basis. Three of the agreements provide continuation payments equal to 36 months pay upon termination of employment in certain circumstances, including change of control. The other eight agreements provide for 12 months notice of termination, other than for cause, or payment in lieu of notice. Three of the agreements also provide for acceleration of option vesting in the event of a change in control or termination without cause. As of June 30, 1997, minimum annual salary levels set for the eleven individuals was, in aggregate, $3,280,000.

Employee benefit plan

The Company has a qualified defined contribution 401(k) plan covering substantially all employees. The plan offers an employee savings feature and discretionary Company matching contributions. There were no employer contributions to the plan for the years ended June 30, 1997, 1996, and 1995.

12.INCOME TAXES

     The (provision) benefit for income taxes consists of the following:

                                                                 Year Ended June 30,
                                                       ----------------------------------------------
                                                           1997             1996              1995
                                                       -----------       ----------       -----------
      Current:
       Federal                                         $  (193,000)      $  835,000       $(1,626,000)
       State                                               (12,000)          (6,000)          (69,000)
                                                       -----------       ----------       -----------
                                                          (205,000)         829,000        (1,695,000)
      Deferred, primarily federal                       (1,084,000)       4,318,000         1,606,000
                                                       -----------       ----------       -----------
                                                       $(1,289,000)      $5,147,000       $   (89,000)
                                                       ===========       ==========       ===========

A reconciliation of the expected federal income tax (provision) benefit at the statutory rates of 35% with the (provision) benefit for income taxes is as follows:

                                                                   Year Ended June 30,
                                                       ---------------------------------------------
                                                           1997             1996             1995
                                                       -----------       ----------       ----------
      Tax benefit (provision)
       computed at statutory rates                     $ 5,569,000       $5,463,000       $(103,000)
      State income tax, net of
       federal benefit                                     288,000          283,000          (6,000)
      Graduated tax bracket
       (provision) benefit                                (159,000)        (156,000)          5,000
      Increase in valuation allowance                   (7,339,000)        (821,000)
      Other                                                352,000          378,000          15,000
                                                       -----------       ----------       ---------
                                                       $(1,289,000)      $5,147,000       $ (89,000)
                                                       ===========       ==========       =========


     Under FAS No. 109, deferred tax assets and liabilities are classified as current and noncurrent on the basis of the classification of the related asset or liability for financial reporting. Deferred taxes are recorded for temporary differences between the bases of assets and liabilities for financial reporting purposes and tax purposes.

     Temporary differences comprising the net deferred taxes shown on the consolidated balance sheets are as follows:

                                                                June 30, 1997                   June 30, 1996
                                                  ------------------------------------------   ---------------
                                                    Assets        Liabilities       Total           Total
                                                  -----------     -----------    -----------   ---------------
           Allowance for doubtful
                accounts and sales returns        $   676,000                    $   676,000       $   773,000
           Inventory costs                          2,782,000                      2,782,000         2,383,000
           Acquired technology                        304,000                        304,000
           Litigation settlement                      216,000                        216,000
           Accrued vacation                           182,000                        182,000           228,000
           Other                                      208,000     $  (295,000)       (87,000)          (80,000)
                                                  -----------     -----------    -----------   ---------------
                Current                             4,368,000        (295,000)     4,073,000         3,304,000

           Research and development costs                                                           (1,411,000)
           Property and equipment basis               594,000                        594,000           343,000
           Net operating loss carryforwards         6,162,000                      6,162,000         2,646,000
           Research and development credit
                carryforwards                       1,773,000                      1,773,000         1,775,000
           Alternative minimum tax credits            225,000                        225,000           225,000
           Other                                       99,000                         99,000          (211,000)
                                                  -----------     -----------    -----------   ---------------
                Noncurrent                          8,853,000                      8,853,000         3,367,000
                                                  -----------     -----------    -----------   ---------------
                     Gross                         13,221,000        (295,000)    12,926,000         6,671,000
                Valuation allowance                (8,160,000)                    (8,160,000)         (821,000)
                                                  -----------     -----------    -----------   ---------------
                     Net                          $ 5,061,000     $  (295,000)   $ 4,766,000        $5,850,000
                                                  ===========     ===========    ===========   ===============

     The valuation allowance for deferred tax assets as of June 30, 1997 is $8,160,000. The net change in the total valuation allowance for the year ended June 30, 1997 was an increase of $7,339,000.

     At June 30, 1997, the Company has net operating loss carryforwards for federal income tax purposes of approximately $16.3 million which are available to offset future taxable income, if any, through 2012. The Company also has alternative minimum tax credit carryforwards of approximately $225,000 available to reduce future federal income taxes, if any, over an indefinite period and research and development credit carryforwards of approximately $1.3 million available to reduce future federal income tax, if any, through 2011.

     The Company recognized income tax benefits of $199,000, $226,000, and $1,535,000 in 1997, 1996, and 1995, respectively, pertaining to the exercise of stock options, which are reflected in additional paid-in capital.


13.  RELATED PARTY TRANSACTIONS

     The Company is involved in various transactions with TimeMasters, Inc., a corporation controlled by the Company's Chief Executive Officer. The Company also purchases certain inventory from a greater than 5% shareholder and maintains its employee 401(k) plan investments with an affiliate of its senior lender. The Company's senior lender is also a shareholder. Transactions with related parties are as follows:

                                                                                  Year Ended June 30,
                                                                     -----------------------------------------
                                                                        1997            1996           1995
                                                                     ----------      ----------     ----------
     Interest expense (Notes 5 and 7)                                $  513,226
     Interest expense (Note 6)                                           83,696      $  139,398
     Interest income (a)                                                 38,882
     Rent expense (Note 11)                                           1,525,000       1,355,000     $  198,000
     Operating expenses (b)                                              88,240          30,788         63,128
     Equipment purchases (c)                                             49,075          47,853        211,362
     Inventory purchases                                              1,569,844

     Balances outstanding with related parties are as follows:                    June 30, 1997  June 30, 1996
                                                                                  -------------  -------------
     Notes payable (Notes 5 and 7)                                                   $2,094,154
     Note payable (Note 6)                                                                          $1,765,000
     Accrued interest                                                                     2,722         14,507
     Accrued rent                                                                       178,388        119,765
     Accounts payable                                                                    67,667         35,845

(a) In September 1996, the Company issued 914,286 shares of common stock and warrants to purchase an additional 914,286 shares of common stock to a group affiliated with TimeMasters, Inc. in exchange for promissory notes aggregating $4 million (Note 9). In addition, Mel Masters, the Company's CEO, borrowed $585,000 from the Company in November 1996. The amount borrowed was repaid in December 1996 together with interest at 10%.

(b) Under a Use Indemnification Agreement and certain related Board of Director's actions, the Company has the right to sponsor business and business-related occasions at facilities owned by Masters Trust I and/or Melvin L. Masters and/or TimeMasters, Inc. In addition, the Company occasionally uses an airplane that is owned by a Company controlled by Mr. Masters for business-related travel. The Company indemnifies the owners against loss or damage beyond available insurance, reimburses out-of-pocket and operating expenses, and pays a usage charge based on what management believes are market rates.

(c) The Company has installed a campus-wide TimeMasters, Inc. wireless voice system in its Eden Prairie facility. There are no monthly call operating charges for unlimited use of that system. The system hardware was acquired in 1995 for $211,362 based on competitive proposals for two other comparable systems. The Company acquired additional hardware in 1997 and 1996.

14.  INTERNATIONAL OPERATIONS

     Financial information by geographic location is as follows:

                                                                                 Year Ended June 30,
                                                                     -------------------------------------------
                                                                         1997            1996           1995
                                                                     ------------    ------------   ------------
     Sales:
     North America and other                                         $ 54,771,696    $ 60,701,808   $ 84,181,438
     Europe                                                            17,410,002      19,655,566     23,021,944
     Japan, Asia, Pacific                                              14,381,724      13,234,670     12,235,337
                                                                     ------------    ------------   ------------
     Total sales                                                     $ 86,563,422    $ 93,592,044   $119,438,719
                                                                     ============    ============   ============

     Operating (loss) profit:
     North America and other                                         $(20,396,052)   $(17,227,577)  $ (1,963,763)
     Europe                                                             2,115,152        (106,343)       303,028
     Japan, Asia, Pacific                                               3,380,608       3,548,196      3,388,586
                                                                     ------------    ------------   ------------
                                                                      (14,900,292)    (13,785,724)     1,727,851
     Interest expense and other                                        (1,010,396)     (1,822,810)    (1,432,377)
                                                                     ------------    ------------   ------------

     (Loss) earnings before
        income taxes                                                 $(15,910,688)   $(15,608,534)  $    295,474
                                                                     ============    ============   ============

     Assets:
     North America                                                   $ 23,195,621    $ 38,383,859   $ 49,641,247
     Europe                                                             4,589,271       4,828,561      7,901,241
     Japan, Asia, Pacific                                               4,846,041       3,332,544      1,618,784
                                                                     ------------    ------------   ------------
     Total assets                                                    $ 32,630,933    $ 46,544,964   $ 59,161,272
                                                                     ============    ============   ============

15. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION AND NON-CASH FINANCING ACTIVITIES

                                                                              Year Ended June 30,
                                                                    ----------------------------------------
                                                                       1997           1996           1995
                                                                    ----------     ----------     ----------
     The Company paid cash for the following items:
       Interest paid                                                $1,246,358     $2,001,050     $1,243,051
       Income tax (received) paid, net                                (668,054)      (452,451)       380,911

     Financing transactions not affecting cash:
       Accounts payable converted to note payable                                     859,516
       Accounts payable converted to convertible
         subordinated debenture                                      1,668,314
       Note payable converted to convertible
         subordinated debenture                                        859,516
       Convertible subordinated debenture converted
         to common stock                                               362,813
       Note payable to related party offset against note
         receivable from related party                               1,765,000
       Accrued interest offset against note receivable
         from related party and interest receivable                     53,715
       Common stock issued for services                                100,000
       Litigation settlement in exchange for common stock              636,000
       Capital lease obligations                                                      228,374        599,236

16.  LITIGATION

     In October 1995, a shareholder of the Company (Becker) filed an action against the Company and four of its officers and directors alleging violations of the Securities and Exchange Act of 1934. In December 1995, similar claims filed by other shareholders were consolidated into the Becker claim as a class action to include all purchasers of the Company's stock during the period of December 3, 1993 through December 8, 1994. In February 1996, one of the directors named in the suit was dismissed from the case without prejudice. The basic allegation is that the Company and the named defendants knew of material, negative, non-public information and withheld such information from the market so that they could personally benefit by selling shares of common stock at an inflated price. A preliminary settlement in this case has been reached between the Company and the plaintiffs. The proposed settlement includes an amount from the Company's insurance carrier and $636,000 from the Company. The Company's portion of the proposed settlement may be paid in cash or common stock at the Company's discretion and is due in January 1998. If the Company elects to pay its share in common stock then the number of shares issued will be determined based on the market price on the date payment is due. Final approval of the settlement is expected in October 1997. The Company has recorded its $636,000 share of the proposed settlement as expense and additional paid in capital as of June 30, 1997.

     In October 1995, LMC filed suit against Sentinel Imaging, a division of Sentinel Business Systems, Inc. The complaint alleges, among other things, patent infringement, trademark infringement, and other violations relating to the Company's Big Color product line. Sentinel Imaging's counterclaims for false advertising, patent misuse, and unfair competition by LaserMaster have been dismissed.

     In addition, in the ordinary course of its business the Company experiences various types of claims which sometimes result in litigation or other legal proceedings. The Company does not anticipate that any of these proceedings will have a material effect on the Company's operations or financial position.

17.    QUARTERLY RESULTS OF OPERATIONS
       (Unaudited) (in thousands, except per share data)

                                                       Quarter Ended
                                 ----------------------------------------------------------          Fiscal
                                 Sept. 29       Dec. 29        Mar. 30          June 30               Year
                                 ---------     ----------      --------      --------------      --------------
Fiscal 1997:
Net sales                        $21,452       $24,597         $19,384       $ 21,130            $ 86,563
Gross profit                       7,930         7,849           5,102          3,770/(a)/         24,651/(a)/
Net (loss)                          (238)         (483)         (2,450)       (14,029)/(b)/       (17,200)/(b)/
Net (loss) per share                (.02)         (.03)           (.17)          (.97)              (1.25)

                                                       Quarter Ended
                                 ----------------------------------------------------------         Fiscal
                                 Sept. 30      Dec. 31         Mar. 31          June 30              Year
                                 --------      -------         -------       --------------     ---------------
Fiscal 1996:
Net sales                         $21,266      $25,340         $23,227       $ 23,759            $ 93,592
Gross profit                        8,539        9,898           7,426          3,350/(c)/         29,213/(c)/
Net earnings (loss)                  (921)          79          (2,230)        (7,390)/(d)/       (10,462)/(d)/
Net earnings (loss) per share        (.08)         .01            (.18)          (.65)               (.93)

(a) Includes a special pre-tax charge to cost of sales of $3.5 million related to the Company's revised estimates of net realizable value of two of its products.

(b) Includes pre-tax special charges of $4.3 million and a special pre-tax charge to cost of sales of $3.5 million related to the Company's revised estimates of net realizable value of two of its products, $636,000 related to the settlement of litigation, and a special provision for income taxes of $6.5 million related to the revaluation of deferred tax assets.

(c) Includes a special pre-tax charge to cost of sales of $5.5 million related to the Company's revised business plan and technical problems in one of its products.

(d) Includes pre-tax restructuring and other special charges of $4.4 million and a special pre-tax charge to cost of sales of $5.5 million related to the Company's revised business plan and technical problems in one of its products.

LASERMASTER TECHNOLOGIES, INC. AND SUBSIDIARIES                       Schedule I
CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT (PARENT ONLY)

CONDENSED BALANCE SHEETS

--------------------------------------------------------------------------------------------
                                                                June 30,           June 30,
ASSETS                                                            1997               1996
                                                              ------------       -----------
CURRENT ASSETS:
 Cash and cash equivalents                                    $    329,993       $    33,932
 Accounts receivable                                                 1,463            21,932
 Receivable from subsidiary                                      8,604,283         4,648,498
 Income tax receivable                                                               400,781
 Other current assets                                              112,981            60,030
                                                              ------------       -----------
   TOTAL CURRENT ASSETS                                          9,048,720         5,165,173

PROPERTY AND EQUIPMENT, NET                                        649,563           805,965

INVESTMENT IN SUBSIDIARIES                                       5,484,595        10,563,097
                                                              ------------       -----------

                                                              $ 15,182,878       $16,534,235
                                                              ============       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable                                             $    589,455       $   652,005
 Accrued payroll                                                   151,481           182,559
 Accrued expenses                                                    1,313            31,823
 Income taxes payable                                              273,273
 Current maturities of long-term debt                                8,830            10,691
                                                              ------------       -----------
   TOTAL CURRENT LIABILITIES                                     1,024,352           877,078

CONVERTIBLE SUBORDINATED DEBENTURE                               2,233,414

LONG-TERM DEBT, less current maturities                             10,387            19,217

STOCKHOLDERS' EQUITY:
 Common stock                                                      144,325           114,261
 Additional paid-in capital                                     30,876,964        17,430,555
 Accumulated deficit                                           (19,106,564)       (1,906,876)
                                                              ------------       -----------
   TOTAL STOCKHOLDERS' EQUITY                                   11,914,725        15,637,940
                                                              ------------       -----------
                                                              $ 15,182,878       $16,534,235
                                                              ============       ===========

See notes to condensed financial information of registrant on page F-21.

LASERMASTER TECHNOLOGIES, INC. AND SUBSIDIARIES                      Schedule I
                                                                     (Continued)
CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT (PARENT ONLY)

STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

-------------------------------------------------------------------------------------------------------
                                                                       Years ended June 30,
                                                            1997               1996             1995
                                                        ------------       ------------      ----------
REVENUES (management fees from subsidiaries)            $  4,200,000       $  4,200,000      $4,200,000

OPERATING EXPENSES                                         5,418,186          4,653,138       4,547,489
                                                        ------------       ------------      ----------

(LOSS) BEFORE INCOME TAXES AND EQUITY
  IN (LOSS) EARNINGS OF SUBSIDIARIES                      (1,218,186)          (453,138)       (347,489)

EQUITY IN (LOSS) EARNINGS OF SUBSIDIARIES                 (9,844,502)       (10,157,396)        449,963

INCOME TAX (PROVISION) BENEFIT                            (6,137,000)           149,000         104,000
                                                        ------------       ------------      ----------

NET (LOSS) EARNINGS                                      (17,199,688)       (10,461,534)        206,474

(ACCUMULATED DEFICIT) RETAINED EARNINGS
  AT BEGINNING OF YEAR                                    (1,906,876)         8,554,658       8,348,184
                                                        ------------       ------------      ----------

(ACCUMULATED DEFICIT) RETAINED EARNINGS
  AT END OF YEAR                                        $(19,106,564)      $ (1,906,876)     $8,554,658
                                                        ============       ============      ==========

See notes to condensed financial information of registrant on page F-21.

                                                                     (Continued)
CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT (PARENT ONLY)

CONDENSED STATEMENTS OF CASH FLOWS

-------------------------------------------------------------------------------------------------------------
                                                                              Years Ended June 30,
                                                                      1997            1996           1995
                                                                  ------------    ------------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net (loss) earnings                                              $(17,199,688)   $(10,461,534)   $   206,474
 Adjustments to reconcile net (loss) earnings to net
   cash used in operating activities:
 Equity in loss (earnings) of subsidiaries                           9,844,502      10,157,396       (449,963)
 Depreciation and amortization                                         345,493         368,828        504,519
 Litigation settlement                                                 636,000
 Stock option tax benefit                                              199,000         226,000      1,535,000
 (Gain) loss on sale of property and equipment                         (14,250)            402           (186)
 Net change in operating current assets
  and liabilities                                                   (3,714,392)       (712,331)    (1,843,912)
                                                                  ------------    ------------    -----------
   NET CASH USED IN OPERATING
    ACTIVITIES                                                      (9,903,335)       (421,239)       (48,068)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to property and equipment                                  (224,023)       (146,461)      (366,221)
 Proceeds from sale of property and equipment                           55,450                          2,629
                                                                  ------------    ------------    -----------
   NET CASH USED IN INVESTING ACTIVITIES                              (168,573)       (146,461)      (363,592)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Issuance of common stock                                           10,378,660         580,099        413,210
 Payments on long-term debt                                            (10,691)         (8,466)        (4,571)
 Net (payments) borrowing under short-term debt                                        (41,485)         7,916
                                                                  ------------    ------------    -----------
   NET CASH PROVIDED BY FINANCING ACTIVITIES                        10,367,969         530,148        416,555
                                                                  ------------    ------------    -----------

INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                     296,061         (37,552)         4,895

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                          33,932          71,484         66,589
                                                                  ------------    ------------    -----------

CASH AND CASH EQUIVALENTS AT END OF YEAR                          $    329,993    $     33,932    $    71,484
                                                                  ============    ============    ===========

NOTES: See consolidated financial statements for details of and changes in stockholders' equity. See Note 8 to consolidated financial statements for information regarding the convertible subordinated debenture.

        Capital lease obligations of $25,000 were incurred during the year ended June 30, 1996.

        No cash dividends have been paid to LaserMaster Technologies, Inc. by the subsidiaries.

LASERMASTER TECHNOLOGIES, INC. AND SUBSIDIARIES                      Schedule II

VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED JUNE 30, 1997, 1996, AND 1995

-----------------------------------------------------------------------------------------------------
                                            Balance      Charged                            Balance
                                           beginning     to costs            Accounts         at
                                              of           and               written         end of
Description                                 period       expenses              off           period
-----------                               ----------    ----------        ------------     ----------
1997:
Allowance for doubtful accounts
 and sales returns                        $2,475,479    $  764,333         $1,252,729      $1,987,083


1996:
Allowance for doubtful accounts
 and sales returns                        $2,051,485    $1,471,654/(a)/    $1,047,660      $2,475,479


1995:
Allowance for doubtful accounts
 and sales returns                        $1,890,000    $  441,006         $  279,521      $2,051,485

/(a)/ Includes special charge of $1 million to cover product returns related to the Company's older model PressMate product.