Form 10-Q
period 1997-09-28
LASERMASTER TECHNOLOGIES INC
filed 1997-11-12
CIK 857470

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 28, 1997
                      -----------------------------------------------------

                                       or

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from                      to
                              ----------------------------------------------

Commission File No.: 0-18114
                     -------------------------------------------------------

LASERMASTER TECHNOLOGIES, INC.
----------------------------------------------------------------------------
(Exact name of registrant as specified in charter)

          Minnesota                                   41-1612861
----------------------------------------------------------------------------
(State or other jurisdiction of            (IRS Employer Identification No.)
incorporation or organization)


7090 Shady Oak Road, Eden Prairie, Minnesota              55344
----------------------------------------------------------------------------
(Address of principal executive offices)                (zip code)


                               (612) 941-8687
----------------------------------------------------------------------------
            (Registrant's telephone number, including area code)


----------------------------------------------------------------------------
                      (Former name, former address and
              former fiscal year, if changed since last report)

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
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

          Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes          No
                          -----        -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class                                         Outstanding at 9/28/97
-----                                         ----------------------

Common Stock, $.01 par value                              14,532,462

                         PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                LASERMASTER TECHNOLOGIES, INC., AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                   ASSETS
                                -------------
                                                September 28,    June 30,
                                                    1997           1997
                                                -------------  ------------
CURRENT ASSETS:
 Cash and cash equivalents                        $   460,841  $    484,106
 Accounts receivable, less allowance for
   doubtful accounts and sales returns of
   $2,034,000 and $1,987,000, respectively          9,521,160    12,129,091
 Inventory                                          8,887,379     9,184,671
 Other current assets                               1,864,155     2,158,833
 Deferred income taxes                              4,073,000     4,073,000
                                                  -----------  ------------
   TOTAL CURRENT ASSETS                            24,806,535    28,029,701

PROPERTY AND EQUIPMENT, NET                         3,135,396     3,570,662


DEFERRED INCOME TAXES                                 693,000       693,000

ACQUIRED TECHNOLOGY, PATENTS
 AND LICENSES, less accumulated amortization
 of $791,909 and $743,284, respectively               294,661       337,570
                                                  -----------  ------------
                                                  $28,929,592  $ 32,630,933
                                                  ===========  ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
 Notes payable                                   $  2,083,986  $  2,781,468
 Current maturities of long-term debt                 434,930       636,665
 Convertible subordinated debenture                 2,050,320
 Accounts payable                                   9,770,808    10,232,865
 Accrued payroll and payroll taxes                  1,230,766     1,623,558
 Other current liabilities                          1,406,056     1,649,062
 Deferred revenue                                   1,335,826     1,374,447
                                                 ------------  ------------
TOTAL CURRENT LIABILITIES                          18,312,692    18,298,065

CONVERTIBLE SUBORDINATED DEBENTURE                                2,233,414

LONG-TERM DEBT, less current maturities               113,641       184,729

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
 Common stock, $.01 par value; authorized
   30,000,000 shares; 14,532,462 and 14,432,462
   shares issued and outstanding, respectively        145,325       144,325
 Preferred stock, $.01 par value; authorized
   5,000,000 shares; no shares issued or outstanding
 Additional paid-in capital                        31,110,339    30,876,964
 Accumulated deficit                              (20,752,405)  (19,106,564)
                                                 ------------  ------------
   TOTAL STOCKHOLDERS' EQUITY                      10,503,259    11,914,725
                                                 ------------  ------------
                                                 $ 28,929,592  $ 32,630,933
                                                 ============  ============

                See notes to consolidated financial statements.

                LASERMASTER TECHNOLOGIES, INC., AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                   Three Months Ended
                             ------------------------------
                             September 28,   September 29,
                                  1997            1996
                             --------------  --------------

NET SALES                      $15,305,599     $21,452,300

COST OF GOODS SOLD               9,721,829      13,522,000
                               -----------     -----------
 GROSS PROFIT                    5,583,770       7,930,300

OPERATING EXPENSES:
 Sales & Marketing               2,763,316       4,102,172
 Research & Development          1,552,858       1,433,566
 General & Administrative        2,627,964       2,354,750
                               -----------     -----------
                                 6,944,138       7,890,488
                               -----------     -----------
 OPERATING (LOSS) PROFIT        (1,360,368)         39,812

OTHER INCOME (EXPENSE):
 Interest Expense                 (261,745)       (419,227)
 Interest Income                     6,604           9,922
 Other (Expense) Income            (30,332)         12,994
                               -----------     -----------
                                  (285,473)       (396,311)
                               -----------     -----------

LOSS BEFORE INCOME TAXES        (1,645,841)       (356,499)
INCOME TAX BENEFIT                                 118,000
                               -----------     -----------

NET LOSS                       $(1,645,841)    $  (238,499)
                               ===========     ===========

NET LOSS PER COMMON SHARE      $      (.11)    $      (.02)


Weighted average common
 and dilutive common
 equivalent shares
 outstanding                    14,473,018      11,928,840



                See notes to consolidated financial statements.

                LASERMASTER TECHNOLOGIES, INC., AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)

                                                             Three Months Ended
                                                       ------------------------------
                                                       September 28,   September 29,
                                                            1997            1996
                                                       --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Loss                                                $(1,645,841)    $  (238,499)
 Adjustments to reconcile net loss to net
   cash provided by (used in) operating activities:
     Depreciation and amortization                           501,889       1,266,583
     Amortization of deferred financing costs                 51,843          55,346
     Loss on sale of property and equipment                   50,710          39,051
     Gain on settlement of product quality issues                         (1,416,665)
     Deferred income taxes                                                  (118,000)
 Change in current assets and current liabilities:
     Accounts receivable                                   2,607,931        (410,223)
     Inventory                                               297,292        (516,668)
     Other current assets                                    242,835         144,099
     Income tax receivable                                                   400,781
     Accounts payable                                       (410,776)         44,135
     Accrued payroll and payroll taxes                      (392,792)       (142,518)
     Other current liabilities                              (243,006)        109,436
     Income taxes payable                                                    301,474
     Deferred revenue                                        (38,621)       (224,744)
                                                         -----------     -----------
NET CASH PROVIDED BY (USED IN)
 OPERATING ACTIVITIES                                      1,021,464        (706,412)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to property and equipment                         (70,514)       (128,277)
 Additions to capitalized software costs                                    (401,742)
 Proceeds from sale of property and equipment                  2,296           6,080
 Additions to patents and other assets                        (6,206)       (116,709)
                                                         -----------     -----------
NET CASH USED IN INVESTING ACTIVITIES                        (74,424)       (640,648)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of Common Stock                                    3,801,777
 Net payments under revolving credit lines                  (697,482)     (1,396,101)
 Payments on long-term debt                                 (272,823)       (303,472)
                                                         -----------     -----------
NET CASH (USED IN) PROVIDED BY
  FINANCING ACTIVITIES                                      (970,305)      2,102,204
                                                         -----------     -----------

(DECREASE) INCREASE IN CASH AND CASH
     EQUIVALENTS                                             (23,265)        755,144

CASH AND CASH EQUIVALENTS AT BEGINNING
 OF PERIOD                                                   484,106          90,851
                                                         -----------     -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD               $   460,841     $   845,995
                                                         ===========     ===========

                See notes to consolidated financial statements.

                LASERMASTER TECHNOLOGIES, INC., AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. Basis of presentation -

   The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Annual Report on Form 10-K of LaserMaster Technologies, Inc. and subsidiaries (the "Company") for the year ended June 30, 1997. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended September 28, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 1998.

2. Inventory -

   Inventory consists of the following:

                                 September 28,       June 30,
                                      1997             1997
                                 -------------      -----------

   Raw materials                    $3,973,826       $4,178,139
   Work in process                     196,814          123,664
   Finished goods
     Hardware                        1,018,158        2,824,753
     Consumables                     3,698,581        2,058,115
                                    ----------       ----------
                                    $8,887,379       $9,184,671
                                    ==========       ==========


3. Supplemental disclosure of cash flow information and non-cash financing activities -


                                                               Three Months Ended
                                                          ----------------------------
                                                          September 28,  September 29,
                                                              1997           1996
                                                          -------------  -------------

   The Company paid and received
   cash for the following items:
--------------------------------

     Interest paid                                             $190,428       $365,233
     Income tax refunds received, net                                          702,255

   Financing transactions not affecting cash:

     Convertible subordinated debenture and
         accrued interest converted to common stock             234,375
     Accounts payable converted to subordinated debenture                    1,668,314
     Note payable converted to subordinated debenture                          859,516
     Common stock issued for notes receivable                                8,199,998


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

RESULTS OF OPERATIONS

Net sales for the three months ended September 28, 1997 were $15.3 million compared to $21.5 million for the same period one year ago. Net loss for the three months ended September 28, 1997 was $1.6 million or $.11 per share compared to a net loss of $238,000 or $.02 per share for the three months ended September 29, 1996.

The following table sets forth certain items from the Company's Consolidated Statements of Operations expressed as a percentage of net sales:


                                      Three Months Ended
                                ------------------------------
                                September 28,   September 29,
                                     1997            1996
                                --------------  --------------

Net sales.....................      100.0%          100.0%
Cost of goods sold............       63.5            63.0
                                   ------           -----
  Gross profit................       36.5            37.0
Operating expenses:
  Sales and marketing.........       18.1            19.1
  Research and development....       10.1             6.7
  General and administrative..       17.2            11.0
                                   ------           -----
  Total operating expenses....       45.4            36.8
                                   ------           -----
Operating (loss) income.......       (8.9)            0.2
Other income (expense):
  Interest expense............       (1.7)           (2.0)
  Other.......................       (0.2)            0.1
                                   ------           -----
Loss before income taxes......      (10.8)           (1.7)
Income tax benefit............                        0.6
                                                    -----

Net loss......................      (10.8)%          (1.1)%
                                   ======           =====

Net Sales. During the September 1997 quarter, the Company recorded hardware sales of $4.9 million or 32% of total net sales compared to $11.8 million or 55% of total net sales in the same period one year ago. The $6.9 million decrease in hardware revenues in the September 1997 quarter compared to the prior year consists of a $1.4 million decrease in sales of the black-and-white thermal film device, PressMate(R), a $1.1 million decrease in black-and-white plain-paper typesetting sales and a $4.4 million decrease in sales of the Company's first generation 4-Color printers, DisplayMaker(R) Professional and DisplayMaker Express. An additional $1.4 million decrease in print server hardware sales related to the 4-Color printers was offset by a $1.4 million increase in sales of its HiRes 8-Color DesignWinder(R)-based products. The Company anticipates a continued decrease in revenues from its 4-Color printers, and expects the increase in demand for HiRes 8-Color technology, including the Company's recently introduced DisplayMaker series of printers at widths of 42", 52" and 62", to increase both hardware and consumables revenue for the balance of the fiscal year.

As of November 2, 1997 the Company had a backlog of over $2 million primarily from its new HiRes 8-Color DisplayMaker series of printers. After commencing production shipments in October 1997, the Company expects to ramp up DisplayMaker 8-Color series production to meet demand during the December quarter. The Company did not have a material backlog at September 29, 1996.

During the September 1997 quarter, the Company recorded consumables sales, consisting primarily of ink, media, film, maintenance contracts and spare parts, of $10.4 million or 68% of total net sales compared to $9.7 million or 45% of total net sales in the same period one year ago and $12.3 million or 58% of total net sales in the quarter ended June 30, 1997. The decrease in consumables revenue in the September 1997 quarter compared to the June 1997 quarter is primarily the result of seasonal changes in demand in the digital printing market. Consumables revenues are expected to continue to build from the September quarter level for the remainder of the fiscal year.

International Sales. The following table sets forth international sales by region expressed in thousands and as a percentage of total net sales:


                                  Three Months Ended
                             -----------------------------
                             September 28,   September 29,
                                  1997        1996
                             --------------  -------------

Europe.....................   $3,193  20.9%  $ 4,538  21.1%
Japan, Asia/Pacific........    1,537  10.0     3,753  17.5
Latin America..............    1,169   7.6     1,386   6.5
Canada.....................      550   3.6       347   1.6
                              ------  ----   -------  ----
Total international sales..   $6,449  42.1%  $10,024  46.7%
                              ======  ====   =======  ====

The decrease in sales in Europe compared to the previous year is consistent with the overall decrease in the Company's sales of black-and-white products and first generation 4-Color products. The decrease in sales in Japan, Asia/Pacific was greater than in other geographic areas as a result of a 95% decrease in sales of DisplayMaker Express compared to the same period one year ago. The Company believes sales of DisplayMaker Express have decreased in Asia/Pacific as a result of changes in training and distribution channel issues. While the Company is working to resolve these issues and does not anticipate sales of DisplayMaker Express to return to previous levels, it does expect overall sales in this region to increase from current levels with the introduction of its new HiRes 8-Color DisplayMaker series of printers. A majority of the foreign transactions occur in U.S. dollars, and, as a result, foreign currency risk is not expected to be a significant risk factor.

Gross Profit. Gross profit, expressed as a percent of net sales, was 36.5% in the quarter ended September 28, 1997 compared to 37.0% in the same period one year ago. Included in the Company's results for the September 1996 quarter is a $1.4 million reduction in cost of goods sold related to the settlement of a product quality claim with one of its suppliers. Excluding the effects of the benefit from the quality claim, the Company's gross profit was 30.4%. Excluding the effects of this benefit, gross profit as a percent of net sales increased in the September 1997 quarter compared to the same period one year ago. The increase in gross profit as a percent of net sales is partially attributed to a reduction in amortization of capitalized software development costs and other overhead reductions resulting from cost reduction programs implemented in the fourth quarter of fiscal 1997. In addition, gross profit was positively impacted in the September 1997 quarter compared to the previous year as a result of a greater portion of sales coming from consumables which generally have a higher gross profit than hardware sales.

Operating Expenses. Sales and Marketing expenses for the three months ended September 28, 1997 were $2.8 million compared to $4.1 million in the same period one year ago. Marketing expenses decreased approximately $854,000 in the September 1997 quarter compared to the same period one year ago primarily as a result of the Company's reduction in direct-marketing activity. Marketing activity is expected to increase in the second quarter of fiscal 1998 and subsequent quarters as the Company's new HiRes 8-Color DisplayMaker series of printers become available in production quantities. Sales expenses decreased approximately $485,000 primarily as a result of lower sales volumes.

Research and Development expenditures, including amounts expensed and capitalized, were $1.6 million in the three months ended September 28, 1997, compared to $1.8 million in the same period one year ago. Research and development expenditures capitalized for the three months ended September 29, 1996 were $401,000. Due to the change in the Company's focus from a systems' integrator to a manufacturer of proprietary printer engines over the past three years, the R&D expenditures for software development have significantly decreased both in gross dollars and as a percent of total R & D expenditures. As a result, no research and development expenditures were capitalized in the September 1997.

General and Administrative expenses were $2.6 million for the three months ended September 28, 1997, compared to $2.4 million in the same period one year ago. The increase in general and administrative expenses in the September 1997 quarter compared to the previous year is primarily the result of a $263,000 increase in allowances for doubtful accounts generally related to receivables from certain foreign customers.

Other. Interest expense was $262,000 for the three months ended September 28, 1997 compared to $419,000 in the same period one year ago. The decrease in interest expense is the result of lower average outstanding borrowings in the September 1997 quarter compared to the previous year.

The Company does not anticipate a tax benefit from the losses incurred in the September 1997 quarter. The Company's effective tax rate was 33% in the September 1996 quarter.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities during the three months ended September 28, 1997 was $1.0 million compared to net cash used in operating activities of $706,000 in the same period one year ago. Cash flow was positively affected by a decrease in accounts receivable of $2.6 million in the three months ended September 28, 1997.

Net cash used in investing activities was $74,000 during the three months ended September 28, 1997 compared to $641,000 in the same period one year ago. Investment in capital equipment was $71,000 in the three months ended September 28, 1997 compared to $128,000 in the same period one year ago. Investment in intellectual property was $6,000 in the three months ended September 28, 1997 compared to $518,000 in the same period one year ago for intellectual property and capitalized software development costs.

Net cash used in financing activities was $970,000 in the three months ended September 28, 1997 compared to net cash provided by financing activities of $2.1 million in the same period one year ago. Net repayments under revolving credit lines were $697,000 in the three months ended September 28, 1997 compared to $1.4 million in the same period one year ago. The Company received approximately $3.8 million, net of transaction costs, from the issuance of common stock in the September 1996 quarter which included a series of private placements totaling $12 million in fiscal 1997.

Management expects that revenues will increase significantly in the December 1997 quarter compared to the September 1997 quarter as a result of the shipment of production quantities of its new HiRes 8-Color DisplayMaker series of printers and related consumables. Management expects to finance the ramp up of its new products and operations for the remainder of fiscal 1998 through existing short-term borrowing arrangements and cash flow from operations. If sales are less than expected or reasonably priced sources of alternative financing are not available, the Company may be required to accept less favorable terms for its planned sales of certain lines of business or revise its business plan or further restructure its capitalization.

                          PART II.  OTHER INFORMATION

ITEM I:  LEGAL PROCEEDINGS

In prior reports on Form 10-Q and the Annual Report on Form 10-K for the year ending June 30, 1997, the Company has reported on a class action lawsuit originally filed by a shareholder, John Becker, alleging violations of the Securities and Exchange Act of 1934. In August 1997, the Company announced a settlement agreement with shareholder class representatives and preliminary court approval of the settlement. Final court approval of the settlement was received in October 1997. As part of the settlement of this action, the Company will be required to contribute $636,000 in cash or a similar dollar value of stock during the March 1998 quarter. The settlement was previously recognized in the Company's June 1997 financial statements.

In the Company's report on Form 10-Q for the quarter ending September 30, 1995, the Company first reported on the suit filed by LaserMaster Corporation (LMC) against Sentinel Imaging, a division of Sentinel Business Systems, Inc., and
Brian Haberstroh, a former LaserMaster and Sentinel employee.   LMC alleged
misappropriation of trade secrets related to LaserMaster's Big Ink Delivery System and customer information and breach of a confidentiality agreement with Haberstroh. In October 1997, the Company announced that it had prevailed in its two year old suit against Sentinel and was awarded damages of $2.17 million against Sentinel by a jury in U.S. Federal District Court. The Company believes the awarded damages may be difficult to collect. The Company intends to seek injunctive relief to prevent Sentinel from using the ink data and customer information which the jury found Sentinel to have misappropriated.

The Company is currently involved in a dispute regarding liability for the value of certain components totaling approximately $400,000 which were lost by a carrier prior to delivery to the Company. At this time, the liability of the shipper, the carrier, or the insurers of the shipper, the carrier and the Company has not been determined.

The Company is also involved in various legal proceedings related to customer credit and product warranty and performance issues in the normal course of business. In certain proceedings, the claimants have alleged claims for exemplary or punitive damages which may or may not bear a direct relationship to the alleged actual incurred damages, and therefore could have a material adverse effect on the Company. At this time the Company is not aware of any proceedings or claims which are expected to have a material effect on the Company's operations or financial position.

See Exhibit 99, attached, for additional discussion of risks factors related to legal proceedings.

ITEM 2:  CHANGES IN SECURITIES

Nothing to report.

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES

Nothing to report.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Nothing to report.

ITEM 5:  OTHER INFORMATION

Nothing to report.

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Listing of Exhibits

         10.1 Amendment No. 3 to Credit Agreement dated May 14, 1997 between ColorSpan

               Corporation and General Electric Capital Corporation.

         10.2 Amendment No. 4 to Credit Agreement dated October 14, 1997 between ColorSpan Corporation and General Electric Capital Corporation.

         99. Cautionary Factors Under Private Securities Litigation Reform Act of 1995.

(b)      Reports on Form 8-K

         none

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


LASERMASTER TECHNOLOGIES, INC.



/s/Melvin L. Masters
-------------------------
Melvin L. Masters
Chief Executive Officer



/s/James H. Horstmann
-------------------------
James H. Horstmann
Chief Financial Officer



/s/Mark Pederson
-------------------------
Mark Pederson
Controller



Dated:  November 11, 1997