Form 10-Q
period 1997-12-28
LASERMASTER TECHNOLOGIES INC
filed 1998-02-13
CIK 857470

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended December 28, 1997
                      ----------------------------------------------------------

                                      or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from___________________________to_____________________


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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.                 Yes   X       No
                                                              ------      ------

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.                                     Yes           No
                                                              ------      ------

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class                                          Outstanding at 12/28/97
-----                                          -----------------------

Common Stock, $.01 par value                          14,684,962

                         PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                LASERMASTER TECHNOLOGIES, INC. AND SUBSIDIARIES
                -----------------------------------------------
                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                    ---------------------------------------

                                    ASSETS
                                    ------


                                                                                    December 28,         June 30,
                                                                                       1997               1997
                                                                                   ------------       ------------
CURRENT ASSETS:
    Cash and cash equivalents                                                      $    827,734       $    484,106
    Accounts receivable, less allowance for
      doubtful accounts and sales returns of
      $1,965,000 and $1,987,000, respectively                                        11,806,337         12,129,091
    Inventory                                                                         8,754,074          9,184,671
    Other current assets                                                              1,869,585          2,158,833
    Deferred income taxes                                                             4,073,000          4,073,000
                                                                                   ------------       ------------
      TOTAL CURRENT ASSETS                                                           27,330,730         28,029,701

PROPERTY AND EQUIPMENT, NET                                                           2,812,290          3,570,662

DEFERRED INCOME TAXES                                                                   693,000            693,000

ACQUIRED TECHNOLOGY, PATENTS
    AND LICENSES, less accumulated amortization
    of $842,034 and $743,284, respectively                                              254,343            337,570
                                                                                   ------------       ------------
                                                                                   $ 31,090,363       $ 32,630,933
                                                                                   ============       ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------
CURRENT LIABILITIES:
    Notes payable                                                                  $    970,437       $  2,781,468
    Current maturities of long-term debt                                                333,911            636,665
    Convertible subordinated debenture                                                1,524,842
    Accounts payable                                                                 12,003,257         10,232,865
    Accrued payroll and payroll taxes                                                 1,362,953          1,623,558
    Other current liabilities                                                         1,522,891          1,649,062
    Deferred revenue                                                                  1,265,452          1,374,447
                                                                                   ------------       ------------
      TOTAL CURRENT LIABILITIES                                                      18,983,743         18,298,065

CONVERTIBLE SUBORDINATED DEBENTURE                                                                       2,233,414

LONG-TERM DEBT, less current maturities                                                  63,254            184,729

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
    Common stock, $.01 par value; authorized
      30,000,000 shares; 14,684,962 and 14,432,462
      shares issued and outstanding, respectively                                       146,850            144,325
    Preferred stock, $.01 par value; authorized
      5,000,000 shares; no shares issued or outstanding
    Additional paid-in capital                                                       31,751,314         30,876,964
    Accumulated deficit                                                             (19,854,798)       (19,106,564)
                                                                                   ------------       ------------
      TOTAL STOCKHOLDERS' EQUITY                                                     12,043,366         11,914,725
                                                                                   ------------       ------------
                                                                                   $ 31,090,363       $ 32,630,933
                                                                                   ============       ============

                See notes to consolidated financial statements.

                LASERMASTER TECHNOLOGIES, INC. AND SUBSIDIARIES
                -----------------------------------------------
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
               -------------------------------------------------


                                                      Three Months Ended                       Six Months Ended
                                                -------------------------------       -------------------------------
                                                December 28,       December 29,       December 28,       December 29,
                                                    1997               1996               1997               1996
                                                ------------       ------------       ------------       ------------
NET SALES                                       $ 21,647,009       $ 24,596,638       $ 36,952,608       $ 46,048,939

COST OF GOODS SOLD                                13,075,682         16,747,460         22,797,511         30,269,461
                                                ------------       ------------       ------------       ------------
    GROSS PROFIT                                   8,571,327          7,849,178         14,155,097         15,779,478

OPERATING EXPENSES:
    Sales & Marketing                              3,672,171          4,472,868          6,435,487          8,575,035
    Research & Development                         1,437,992          1,516,550          2,990,850          2,950,119
    General & Administrative                       2,337,617          2,424,654          4,965,581          4,779,406
                                                ------------       ------------       ------------       ------------
                                                   7,447,780          8,414,072         14,391,918         16,304,560
                                                ------------       ------------       ------------       ------------
    OPERATING PROFIT (LOSS)                        1,123,547           (564,894)          (236,821)          (525,082)

OTHER INCOME (EXPENSE):
    Interest Expense                                (209,645)          (331,080)          (471,390)          (750,309)
    Interest Income                                   21,682            104,060             28,286            113,983
    Other (Expense) Income                           (37,977)            72,120            (68,309)            85,115
                                                ------------       ------------       ------------       ------------
                                                    (225,940)          (154,900)          (511,413)          (551,211)
                                                ------------       ------------       ------------       ------------

EARNINGS (LOSS) BEFORE INCOME TAXES                  897,607           (719,794)          (748,234)        (1,076,293)
INCOME TAX BENEFIT                                                      237,000                               355,000
                                                ------------       ------------       ------------       ------------

NET EARNINGS (LOSS)                             $    897,607       $   (482,794)      $   (748,234)      $   (721,293)
                                                ============       ============       ============       ============


EARNINGS (LOSS) PER COMMON SHARE                $        .06       $       (.03)      $       (.05)      $       (.06)

EARNINGS (LOSS) PER COMMON SHARE -
             ASSUMING DILUTION                  $        .06       $       (.03)      $       (.05)      $       (.06)

Weighted average common shares outstanding        14,575,814         14,198,535         14,524,193         13,063,688

Weighted average common and dilutive
potential common shares outstanding               15,423,107         14,198,535         14,524,193         13,063,688

                See notes to consolidated financial statements.

                LASERMASTER TECHNOLOGIES, INC. AND SUBSIDIARIES
                -----------------------------------------------
               CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)
               ------------------------------------------------



                                                                          Six Months Ended
                                                               -------------------------------------
                                                               December 28,             December 29,
                                                                  1997                     1996
                                                               -------------            ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Loss                                                    $   (748,234)           $   (721,293)
    Adjustments to reconcile net loss to net
       cash provided by (used in) operating activities:
         Depreciation and amortization                               981,592               2,604,921
         Amortization of deferred financing costs                    105,011                 110,693
         Loss on sale of property and equipment                       78,536                  94,832
         Gain on settlement of product quality issues                                     (1,416,665)
         Deferred income taxes                                                              (355,000)
       Change in current assets and current liabilities:
         Accounts receivable                                         322,754              (2,467,682)
         Inventory                                                   430,597              (2,474,645)
         Other current assets                                        184,237                (476,324)
         Income tax receivable                                                               400,781
         Accounts payable                                          1,866,507                (188,617)
         Accrued payroll and payroll taxes                          (260,605)               (183,871)
         Other current liabilities                                  (126,171)                 13,374
         Income taxes payable                                                                299,874
         Deferred revenue                                           (108,995)               (419,765)
                                                                ------------            ------------
NET CASH PROVIDED BY (USED IN)
   OPERATING ACTIVITIES                                            2,725,229              (5,179,387)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property and equipment                             (211,912)               (318,970)
    Proceeds from sale of property and equipment                       9,396                  17,443
    Additions to patents and other assets                            (16,013)               (245,556)
    Investment in notes receivable - related party                                          (585,000)
    Collection of notes receivable - related party                                           585,000
    Additions to capitalized software development costs                                     (880,449)
                                                                ------------            ------------
NET CASH USED IN INVESTING ACTIVITIES                               (218,529)             (1,427,532)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Issuance of common stock                                          72,188              10,252,794
    Net payments under revolving credit lines                     (1,811,031)               (894,491)
    Payments on long-term debt                                      (424,229)               (612,372)
                                                                ------------            ------------
NET CASH (USED IN) PROVIDED BY
   FINANCING ACTIVITIES                                           (2,163,072)              8,745,931
                                                                ------------            ------------

INCREASE IN CASH AND CASH EQUIVALENTS                                343,628               2,139,012

CASH AND CASH EQUIVALENTS AT BEGINNING
   OF PERIOD                                                         484,106                  90,851
                                                                ------------            ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $    827,734            $  2,229,863
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

                 LASERMASTER TECHNOLOGIES, INC. AND SUBSIDIARIES
                 -----------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


1.    Basis of presentation -

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Annual Report on Form 10-K of LaserMaster Technologies, Inc. and subsidiaries (the "Company") for the year ended June 30, 1997. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended December 28, 1997, are not necessarily indicative of the results that may be expected for the year ending June 30, 1998.


2.    Earnings Per Share Calculation -

      In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share", which is effective for financial statements issued for the periods ending after December 15, 1997. The Company has adopted the standard as required and a reconciliation of the numerators and denominators of the basic and diluted per-share computations are summarized in the table below:

                                                                         Three months Ended
                                      ---------------------------------------------------------------------------------
                                                       December 28, 1997                   December 29, 1996
                                      ---------------------------------------------------------------------------------

                                         Income       Shares     Per-Share      Income      Shares       Per-Share
                                        (Numerator)  (Denominator) Amount      (Numerator) (Denominator)   Amount
                                         ---------    -----------  ------       ---------   -----------    ------
      Basic EPS:
         Income available to
             common stockholders         $ 897,607    14,575,814   $  .06      $ (482,794)  14,198,535     $ (.03)

      Effect of Dilutive Securities:
         Stock Options                                   705,960
         Shares issuable relating to
              settlement of lawsuit                      141,333
                                         ---------   -----------               ----------   ----------
      Diluted EPS:                       $ 897,607    15,423,107   $  .06      $ (482,794)  14,198,535     $ (.03)


                                                                         Six Months Ended
                                      ---------------------------------------------------------------------------------
                                                       December 28, 1997                   December 29, 1996
                                      ---------------------------------------------------------------------------------

                                         Income       Shares     Per-Share      Income      Shares       Per-Share
                                        (Numerator)  (Denominator) Amount      (Numerator) (Denominator)   Amount
                                         ---------    -----------  ------       ---------   -----------    ------
      Basic EPS:
        Income available to
            common stockholders          $ (748,234)  14,524,193   $ (.05)     $ (721,293)  13,063,688     $ (.06)

      Effect of Dilutive Securities:
                                         ---------   -----------               ----------   ----------
      Diluted EPS:                       $ (748,234)  14,524,193   $ (.05)     $ (721,293)  13,063,688     $ (.06)

The following table summarizes securities that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the periods presented:

                                              Three Months Ended                  Six Months Ended
                                       -------------------------------    -------------------------------
                                       December 28,      December 29,     December 28,      December 29,
                                           1997              1996             1997              1996
                                       ------------      -------------    ------------      -------------
Stock Options                             504,100          3,151,422       3,538,610          3,151,422

Warrants                                3,049,953          3,049,953       3,049,953          3,049,953

Shares issuable in lawsuit settlement                                        141,333

Convertible Debenture                     409,031            426,878         409,031            426,878
                                        ---------          ---------       ---------          ---------
                                        3,963,084          6,628,253       7,138,927          6,628,253



3.    Inventory -

       Inventory consists of the following:

                                               December 28,         June 30,
                                                   1997               1997
                                               ------------      ------------
       Raw materials                           $  4,033,414      $  4,178,139
       Work in process                              321,720           123,664
       Finished goods
           Consumables                            4,050,399         2,824,753
           Hardware                                 348,541         2,058,115
                                               ------------      ------------
                                               $  8,754,074      $  9,184,671
                                               ============      ============



4. Supplemental disclosure of cash flow information and non-cash financing activities -

                                                                                            Six Months Ended
                                                                                -----------------------------------------
                                                                                 December 28,               December 29,
                                                                                     1997                      1996
                                                                                --------------             --------------
      The Company paid and received cash for the following items:

          Interest paid                                                         $    343,531               $    709,935
          Income tax paid (received), net                                              5,450                   (700,655)

      Financing transactions not affecting cash:

          Accounts payable converted to subordinated debenture                                                1,668,314
          Note payable converted to subordinated debenture                                                      859,516
          Note payable to related party plus accrued interest offset against note receivable from related party resulting from
              stock sales plus accrued interest                                                               1,818,715
          Convertible subordinated debenture and accrued
              interest converted into common stock                                   804,687                    180,000

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

Results of Operations

Net sales for the quarter ended December 28, 1997 were $21.6 million compared to $24.6 million for the same period one year ago. Net earnings for the quarter ended December 28, 1997 were $898,000 or $.06 per share compared to a net loss of $483,000 or $.03 per share for the quarter ended December 29, 1996. Net sales for the six months ended December 28, 1997 were $37.0 million compared to $46.0 million for the same period one year ago. Net loss for the six months ended December 28, 1997 was $748,000 or $.05 per share compared to a net loss of $721,000 or $.06 per share for the six months ended December 29, 1996.

The following table sets forth certain items from the Company's Consolidated Statements of Operations expressed as a percentage of net sales:

                                                        Three months ended                         Six Months ended
                                                        ------------------                         ----------------
                                                 December 28,         December 29,         December 28,         December 29,
                                                     1997                 1996                 1997                 1996
                                                    -----                -----                -----                 ----
Net sales                                           100.0%                100.0%               100.0%               100.0%
Cost of goods sold                                   60.4                  68.1                 61.7                 65.7
                                                    -----                 -----                -----                -----
   Gross profit                                      39.6                  31.9                 38.3                 34.3
Operating expenses:
   Sales and marketing                               17.0                  18.2                 17.4                 18.6
   Research and development                           6.6                   6.2                  8.1                  6.4
   General and administrative                        10.8                   9.8                 13.4                 10.4
                                                    -----                 -----                -----                -----
   Total operating expenses                          34.4                  34.2                 38.9                 35.4
                                                    -----                 -----                -----                -----
Operating profit (loss)                               5.2                  (2.3)                (0.6)                (1.1)
Other income (expense):
   Interest expense                                  (1.0)                 (1.3)                (1.3)                (1.6)
   Interest income                                    0.1                   0.4                  0.1                  0.2
   Other                                             (0.2)                  0.3                 (0.2)                 0.2
                                                    -----                 -----                -----                -----
Earnings (loss) before income taxes                   4.1                  (2.9)                (2.0)                (2.3)
Income tax benefit                                                          0.9                                       0.8
                                                    -----                 -----                -----                -----

Net earnings (loss)                                   4.1%                 (2.0)%               (2.0)%               (1.5)%
                                                    =====                 =====                =====                =====



Net Sales. During the December 1997 quarter, the Company recorded hardware sales of $9.5 million or 44% of total net sales compared to $12.4 million or 50% of total net sales in the same period one year ago. The decrease in hardware sales from the previous year consists of a $1.7 million decrease in sales of the Company's black and white, thermal film device, PressMate and black and white, plain-paper typesetting products along with a $6.8 million decrease in sales of the Company's print servers and first generation 4-color printers, DisplayMaker(R) Professional and DisplayMaker Express, and the previously released 8-color printer, DesignWinder. These decreases were partially offset by a $5.6 million increase in sales of the Company's HiRes 8-color DisplayMaker 4000,5000 and 6000 series (DMX) of printers.

During the December 1997 quarter, the Company recorded consumables sales, consisting primarily of ink, media, film, maintenance contracts and spare parts, of $12.1 million or 56% of total net sales compared to $12.2 million or 50% of total net sales in the same period one year ago and $10.4 million or 68% of total net sales in the quarter ended September 28, 1997. Consumables sales in the December 1997 quarter were relatively consistent with the prior year despite a $615,000 decrease in sales of black and white, plain-paper typesetting supplies and a $700,000 decrease in sales of ink for the Company's first generation 4-color printers, DisplayMaker Professional and DisplayMaker Express. These decreases were offset by sales of ink for the Company's HiRes 8-color DesignWinder and DMX series of printers.

International Sales. The following table sets forth international sales by region expressed in thousands and as a percentage of total net sales:

                                          Three months ended                            Six months ended
                                          ------------------                            ----------------
                                  December 28,          December 29,         December 28,           December 29,
                                      1997                  1996                 1997                   1996
                                 --------------        --------------       --------------         --------------
Europe                        $ 4,537       21.0%   $ 5,033       20.5%   $ 7,730       20.9%   $ 9,571       20.8%
Japan, Asia/Pacific             3,247       15.0      4,647       18.9      4,784       12.9      8,400       18.2
Latin America                   1,087        5.0      1,912        7.8      2,256        6.1      3,298        7.2
Canada                            763        3.5      1,296        5.2      1,313        3.6      1,643        3.6
                              -------       -----   -------       -----   -------       -----   -------       -----
Total international sales     $ 9,634       44.5%   $12,888       52.4%   $16,083       43.5%   $22,912       49.8%
                              =======       =====   =======       =====   =======       =====   =======       =====

Decreases in sales in Europe, Japan, Asia/Pacific, Latin America and Canadian markets for the six months ended December 28, 1997 compared to the six months ended December 29, 1996 are primarily due to the decreases in sales of hardware described herein. Japan and Asia/Pacific sales were additionally impacted by these decreases because during the six months ending December 29, 1996 a relatively higher percentage sales in this market consisted of DisplayMaker Express and related consumables. A majority of the foreign transactions occur in U.S. dollars, and as a result, foreign currency risk is not expected to be a significant risk factor. However, overall sales into Japan and Asia/Pacific are expected to be adversely impacted in countries where a significant devaluation of local currency has occurred when compared to the U.S. dollar. The devaluation can drive the sales price in local markets to levels beyond the reach of some users.

Gross Profit. Gross profit, expressed as a percent of net sales, was 39.6% in the quarter ended December 28, 1997 compared to 31.9% in the same period one year ago. Gross profit, as a percentage of net sales, increased in the December 1997 quarter compared to the prior year as a result of increased margins on hardware sales as the Company's HiRes 8-color products have essentially replaced its lower-margin 4-color products. In addition, the Company's consumables sales, which typically have higher margins than hardware sales, have increased as a percent of total sales. The Company also reduced its overhead structure in the June 1997 quarter resulting in an approximately 3% increase in gross profit for the December 1997 quarter compared to the prior year.

Operating Expenses. Sales and Marketing expenses for the quarter ended December 28, 1997 were $3.7 million compared to $4.5 million in the same period one year ago. Marketing expenses decreased approximately $631,000 in the December 1997 quarter compared to the same period one year ago primarily as a result of the Company's reduction in marketing of plain-paper typesetting and PressMate products along with decreases in direct marketing expenses to potential color printer end users. Marketing expenditures are expected to increase in future periods related primarily to promotion of the DMX series of printers.

Research and Development expenditures, including amounts expensed and capitalized, were $1.4 million in the quarter ended December 28, 1997, compared to $2.0 million in the same period one year ago. The decrease in research and development expenditures compared to the prior year is primarily the result of more efficient development projects based on technology within the Company's existing products. The Company did not capitalize any research and development expenditures in the December 1997 quarter compared to $479,000 of capitalized research and development expenditures in the December 1996 quarter.

General and Administrative expenses were $2.3 million for the quarter ended December 28, 1997, compared to $2.4 million in the same period one year ago.

Other. Interest expense was $210,000 for the quarter ended December 28, 1997 compared to $331,000 in the same period one year ago. The decrease in interest expense is the result of lower average outstanding debt balances.

The Company did not record an expected tax benefit related to the loss incurred for the six months ended December 28, 1997 as the recovery of such benefit is not certain at this time.

Liquidity and Capital Resources

Net cash provided by operating activities during the six months ended December 28, 1997 was $2.7 million compared to net cash used in operating activities of $5.2 million in the same period one year ago. Cash flow was positively impacted in the six months ended December 28, 1997 by a $1.9 million increase in accounts payable.

Net cash used in investing activities was $219,000 during the six months ended December 28, 1997 compared to $1.4 million in the same period one year ago. Investment in capital equipment was $212,000 in the six months ended December 28, 1997 compared to $319,000 in the same period one year ago. Investment in intellectual property and capitalized software development costs was $16,000 in the six months ended December 28, 1997 compared to $1.1 million in the same period one year ago.

Net cash used in financing activities was $2.2 million in the six months ended December 28, 1997 compared to net cash provided by financing activities of $8.7 million in the same period one year ago. Net repayments under revolving credit lines were $1.8 million in the six months ended December 28, 1997 compared to $900,000 in the same period one year ago. The Company received approximately $10 million, net of transaction costs, from the issuance of common stock in a series of private placements completed in the December 1996 quarter. An additional $1.8 million from the issuance of common stock to TimeMasters, Inc. (TMI) was used to offset a $1.765 million term loan and $35,000 in accrued interest owed by ColorSpan Corporation to TMI, a related party, in a non-cash transaction completed in December 1996.

Currently, the Company has reduced its outstanding debt to its senior lender and expects that the available borrowing capacity, along with expected cash flow from operations, to finance operations for the remainder of fiscal 1998.

                          PART II. OTHER INFORMATION

ITEM I:  LEGAL PROCEEDINGS

In prior reports on Form 10-Q and the Annual Report on Form 10-K for the year ending June 30, 1997, the Company reported on a class action lawsuit originally filed by a shareholder, John Becker, alleging violations of the Securities and Exchange Act of 1934. In August 1997, the Company announced a settlement agreement with shareholder class representatives and preliminary court approval of the settlement. Final court approval of the settlement was received in October 1997. As part of the settlement of this action, the Company will be required to contribute $636,000 in value of stock (141,333 shares), or may substitute cash in the same amount, upon registration of the shares which is expected to occur prior to the end of the June 1998 quarter. The financial impact of this settlement was previously recognized in the Company's June 1997 financial statements.

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


LASERMASTER TECHNOLOGIES, INC.




/s/ Melvin L. Masters
-------------------------------
Melvin L. Masters
Chief Executive Officer




/s/ James H. Horstmann
-------------------------------
James H. Horstmann
Chief Financial Officer and Principle Accounting Officer






Dated:  February 11, 1998

                                  SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


LASERMASTER TECHNOLOGIES, INC.





-------------------------------
Melvin L. Masters
Chief Executive Officer





-------------------------------
James H. Horstmann
Chief Financial Officer and Principle Accounting Officer





Dated:  February 11, 1998