Form 10-Q
period 1998-03-29
VIRTUALFUND COM INC
filed 1998-05-05
CIK 857470

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March  29, 1998
                      ---------------------------------------------------------

                                       or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from                          to
                              -------------------------------------------------

Commission File No.: 0-18114
                     ----------------------------------------------------------


                             VIRTUALFUND.COM, INC
-------------------------------------------------------------------------------
               (Exact name of registrant as specified in charter)

                     Minnesota                            41-1612861
-------------------------------------------------------------------------------
(State or other jurisdiction of incorporation           (IRS Employer
              or organization)                        Identification No.)

   7090 Shady Oak Road, Eden Prairie, Minnesota              55344
-------------------------------------------------------------------------------
    (Address of principal executive offices)               (zip code)


                                (612) 941-8687
-------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

                        LASERMASTER TECHNOLOGIES, INC.
-------------------------------------------------------------------------------
       (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes   X       No
                                                -------      -------

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes         No
                           ------     ------

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class                                               Outstanding at 4/30/98
-----                                               ----------------------

Common Stock, $.01 par value                              15,027,533

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

        VIRTUALFUND.COM, INC. (FORMERLY LASERMASTER TECHNOLOGIES, INC.)
        ---------------------------------------------------------------
                                AND SUBSIDIARIES
                                ----------------
                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                    --------------------------------------

                                    ASSETS
                                    ------
                                                   March 29,                          June 30,
                                                     1998                               1997
                                                 -----------                       -----------
CURRENT ASSETS:
 Cash and cash equivalents                       $ 2,573,367                       $   484,106
 Accounts receivable, less allowance for
   doubtful accounts and sales returns of
   $1,693,000 and $1,987,000, respectively        10,605,351                        12,129,091
 Inventory                                         7,485,141                         9,184,671
 Other current assets                              1,821,937                         2,158,833
 Deferred income taxes                             4,073,000                         4,073,000
                                                 -----------                       -----------
   TOTAL CURRENT ASSETS                           26,558,796                        28,029,701

PROPERTY AND EQUIPMENT, NET                        2,739,913                         3,570,662

DEFERRED INCOME TAXES                                693,000                           693,000

ACQUIRED TECHNOLOGY, PATENTS
 AND LICENSES, less accumulated amortization
 of $895,659 and $743,284, respectively              217,840                           337,570
                                                 -----------                       -----------
                                                 $30,209,549                       $32,630,933
                                                 ===========                       ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
 Notes payable                                   $   858,068                       $ 2,781,468
 Current maturities of long-term debt                265,063                           636,665
 Convertible subordinated debenture                1,020,131
 Accounts payable                                 10,462,434                        10,232,865
 Accrued payroll and payroll taxes                 1,500,375                         1,623,558
 Other current liabilities                         1,324,645                         1,649,062
 Deferred revenue                                  1,222,332                         1,374,447
                                                 -----------                       -----------
   TOTAL CURRENT LIABILITIES                      16,653,048                        18,298,065

CONVERTIBLE SUBORDINATED DEBENTURE                                                   2,233,414

LONG-TERM DEBT, less current maturities               25,541                           184,729

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
 Common stock, $.01 par value; authorized
   30,000,000 shares; 14,877,533 and 14,432,462
   shares issued and outstanding, respectively       148,775                           144,325
 Preferred stock, $.01 par value; authorized
   5,000,000 shares; no shares issued or
   outstanding
 Additional paid-in capital                       32,315,859                        30,876,964
 Accumulated deficit                             (18,933,674)                      (19,106,564)
                                                ------------                      ------------
   TOTAL STOCKHOLDERS' EQUITY                     13,530,960                        11,914,725
                                                ------------                      ------------
                                                $ 30,209,549                      $ 32,630,933
                                                ============                      ============

                See notes to consolidated financial statements.

        VIRTUALFUND.COM, INC. (FORMERLY LASERMASTER TECHNOLOGIES, INC.)
        ---------------------------------------------------------------
                                AND SUBSIDIARIES
                                ----------------
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
               ------------------------------------------------




                                                        Three Months Ended                   Nine Months Ended
                                              ---------------------------------------  ----------------------------
                                                   March 29,           March 30,         March 29,      March 30,
                                                     1998                 1997             1998           1997
                                              -------------------  ------------------  -------------  -------------

NET SALES                                            $21,272,836         $19,384,538    $58,225,444    $65,433,477

COST OF GOODS SOLD                                    12,317,283          14,282,880     35,114,794     44,552,341
                                                     -----------         -----------    -----------    -----------
 GROSS PROFIT                                          8,955,553           5,101,658     23,110,650     20,881,136

OPERATING EXPENSES:
 Sales & Marketing                                     4,065,326           4,683,946     10,500,813     13,258,981
 Research & Development                                1,657,187           1,622,392      4,648,037      4,572,511
 General & Administrative                              2,201,338           2,267,320      7,166,919      7,046,726
                                                     -----------         -----------    -----------    -----------
                                                       7,923,851           8,573,658     22,315,769     24,878,218
                                                     -----------         -----------    -----------    -----------
 OPERATING PROFIT (LOSS)                               1,031,702          (3,472,000)       794,881     (3,997,082)

OTHER INCOME (EXPENSE):
 Interest Expense                                       (179,003)           (319,428)      (650,393)    (1,069,737)
 Interest Income                                          37,453              32,125         65,739        146,108
 Other Income (Expense)                                   30,972             102,771        (37,337)       187,886
                                                     -----------         -----------    -----------    -----------
                                                        (110,578)           (184,532)      (621,991)      (735,743)
                                                     -----------         -----------    -----------    -----------
EARNINGS (LOSS) BEFORE
INCOME TAXES                                             921,124          (3,656,532)       172,890     (4,732,825)
INCOME TAX BENEFIT                                                         1,207,000                     1,562,000
                                                     -----------         -----------    -----------    -----------
NET EARNINGS (LOSS)                                  $   921,124         $(2,449,532)   $   172,890    $(3,170,825)
                                                     ===========         ===========    ===========    ===========


EARNINGS (LOSS) PER COMMON SHARE                            $.06               $(.17)          $.01          $(.24)

EARNINGS (LOSS) PER COMMON SHARE -
       ASSUMING DILUTION                                    $.06               $(.17)          $.01          $(.24)

Weighted average common shares outstanding            14,808,887          14,295,763     14,619,091     13,474,379

Weighted average common and dilutive
potential common shares outstanding                   15,955,323          14,295,763     15,283,667     13,474,379


                See notes to consolidated financial statements.

        VIRTUALFUND.COM, INC. (FORMERLY LASERMASTER TECHNOLOGIES, INC.)
        ---------------------------------------------------------------
                                AND SUBSIDIARIES
                                ----------------
                CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)
                ------------------------------------------------




                                                              Nine Months Ended
                                                         ---------------------------
                                                          March 29,      March 30,
                                                             1998          1997
                                                         ------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net earnings (loss)                                     $   172,890    $(3,170,825)
 Adjustments to reconcile net earnings (loss) to net
   cash  provided by (used in) operating activities:
     Depreciation and amortization                         1,418,278      4,420,531
     Amortization of deferred financing costs                159,845        166,039
     Loss on sale of property and equipment                   84,516         85,138
     Gain on settlement of product quality issues                        (1,416,665)
     Deferred income taxes                                               (1,562,000)
    Change in current assets and current liabilities:
     Accounts receivable                                   1,523,740        (65,552)
     Inventory                                             1,699,530     (2,331,415)
     Other current assets                                    177,051       (389,616)
     Income tax receivable                                                  400,781
     Accounts payable                                        346,707     (1,952,849)
     Accrued payroll and payroll taxes                      (123,183)      (168,182)
     Other current liabilities                              (317,867)       302,904
     Income taxes payable                                     (6,550)       269,675
     Deferred revenue                                       (152,115)      (592,261)
                                                         -----------    -----------
NET CASH PROVIDED BY (USED IN)
 OPERATING ACTIVITIES                                      4,982,842     (6,004,297)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to property and equipment                        (539,239)      (927,427)
 Proceeds from sale of property and equipment                 20,059         71,679
 Additions to patents and other assets                       (33,135)      (379,418)
 Investment in notes receivable - related party                            (585,000)
 Collection of notes receivable - related party                             585,000
 Additions to capitalized software development costs                     (1,302,976)
                                                         -----------    -----------
NET CASH USED IN INVESTING ACTIVITIES                       (552,315)    (2,538,142)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Issuance of common stock                                    112,924     10,474,051
 Net payments under revolving credit lines                (1,923,400)      (143,018)
 Payments on long-term debt                                 (530,790)      (927,697)
                                                         -----------    -----------
NET CASH (USED IN) PROVIDED BY
   FINANCING ACTIVITIES                                   (2,341,266)     9,403,336
                                                         -----------    -----------

INCREASE IN CASH AND CASH EQUIVALENTS                      2,089,261        860,897

CASH AND CASH EQUIVALENTS AT BEGINNING
 OF PERIOD                                                   484,106         90,851
                                                         -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD               $ 2,573,367    $   951,748
                                                         ===========    ===========


                See notes to consolidated financial statements.

        VIRTUALFUND.COM, INC. (FORMERLY LASERMASTER TECHNOLOGIES, INC.)
        ---------------------------------------------------------------
                                AND SUBSIDIARIES
                                ----------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

1.  Basis of presentation -

 The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Annual Report on Form 10-K of VirtualFund.com, Inc. (formerly LaserMaster Technologies, Inc.) and subsidiaries (the "Company") for the year ended June 30, 1997. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended March 29, 1998, are not necessarily indicative of the results that may be expected for the year ending June 30, 1998.

 In April 1998, the Company changed its name from LaserMaster Technologies, Inc. to VirtualFund.com, Inc. The name change reflects additional opportunities in the area of the Internet and electronic commerce foreseen by the Company in the competitive landscape.


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

                                                                      Three Months Ended
                                   ----------------------------------------------------------------------------------------------
                                                   March 29, 1998                               March 30, 1997
                                   --------------------------------------------    ----------------------------------------------
                                      Income             Shares       Per-Share        Income             Shares       Per-Share
                                   (Numerator)        (Denominator)    Amount       (Numerator)        (Denominator)     Amount
                                  --------------     ---------------  ---------    --------------     ---------------  ----------
Basic EPS:
  Income available to
     common stockholders               $921,124          14,808,887        $.06      $(2,449,532)         14,295,763       $(.17)
Effect of dilutive securities:
  Stock Options                                           1,005,103
  Shares issuable relating to
     settlement of lawsuit                                  141,333
                                ---------------    ----------------              ---------------    ----------------
Diluted EPS:                           $921,124          15,955,323        $.06      $(2,449,532)         14,295,763       $(.17)
                                ===============    ================              ===============    ================

                                                                      Nine Months Ended
                                 --------------------------------------------------------------------------------------------------
                                                   March 29, 1998                               March 30, 1997
                                 ---------------------------------------------        ---------------------------------------------
                                     Income             Shares       Per-Share            Income             Shares       Per-Share
                                  (Numerator)        (Denominator)    Amount           (Numerator)        (Denominator)     Amount
                                 --------------     ---------------  ---------        --------------     ---------------  ---------
Basic EPS:
  Income available to
     common stockholders              $172,890          14,619,091        $.01          $(3,170,825)         13,474,379       $(.24)

Effect of dilutive securities:
  Stock Options                                            570,354
  Shares issuable relating to
     settlement of lawsuit                                  94,222
                               ---------------    ----------------                  ---------------    ----------------
Diluted EPS:                          $172,890          15,283,667        $.01          $(3,170,825)         13,474,379       $(.24)
                               ===============    ================                  ===============    ================

The following table summarizes securities that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the periods presented:

                                                      Three Months Ended                        Nine Months Ended
                                              ---------------------------------         ---------------------------------
                                                  March 29,         March 30,               March 29,         March 30,
                                                    1998              1997                    1998              1997
                                              ---------------   ---------------         ---------------   ---------------
Stock Options                                         142,000         2,731,665               2,406,406         2,731,665
Warrants                                            3,049,953         3,049,953               3,049,953         3,049,953
Convertible Debenture                                 239,173           474,088                 239,173           474,088
                                              ---------------   ---------------         ---------------   ---------------
                                                    3,431,126         6,255,706               5,695,532         6,255,706
                                              ===============   ===============         ===============   ===============

3.    Inventory -

      Inventory consists of the following:
                                                 March 29,     June 30,
                                                    1998         1997
                                                ----------   ----------
           Raw materials                        $3,059,876   $4,178,139
           Work in process                         165,949      123,664
           Finished goods:
               Consumables                       3,358,162    2,824,753
               Hardware                            901,154    2,058,115
                                                ----------   ----------
                                                $7,485,141   $9,184,671
                                                ==========   ==========

4. Supplemental disclosure of cash flow information and non-cash financing activities -


                                                                            Nine  Months Ended
                                                                 -------------------------------------
                                                                   March 29,               March  30,
                                                                     1998                     1997
                                                                 -----------               -----------
 The Company paid and received cash for the following items:

  Interest paid                                                  $   506,654               $  929,816
  Income tax paid (received), net                                      6,550                 (670,456)

 Financing transactions not affecting cash:

  Accounts payable converted to subordinated debenture                                      1,668,314
  Note payable converted to subordinated debenture                                            859,516
  Note payable to related party plus accrued interest offset against note receivable from related party resulting from
   stock sales plus accrued interest                                                        1,818,715
  Convertible subordinated debenture and accrued
   interest converted into common stock                            1,413,687                  180,000


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


RECENT DEVELOPMENTS

In April 1998 pursuant to shareholder approval, the Company changed its name from LaserMaster Technologies, Inc. to VirtualFund.com, Inc. The name change reflects the Company's intention to expand its expertise in desktop publishing and printing to the additional opportunities foreseen by management in the area of the Internet and electronic commerce. In connection with the name change, the Company also announced its plans to organize the current and new business activities into three business units with concentrations in:

-   Graphics Printing
-   Electronic Commerce Software and Systems
-   Information Technology Consulting

The Graphics Business Unit, which is the primary operating subsidiary, is comprised mainly of ColorSpan Corporation with its wide-format digital printing products and aftermarket consumables.

The Electronic Commerce Software and Systems Business Unit is currently in a start-up phase with operations established including approximately 10 programmers working on the Company's planned release of business-to-business e-commerce software under the name E-Com Tools(TM).

The Information Technology Consulting Business Unit is now in the planning stage. Management believes that it is going to need to gain access to Internet Consulting resources to offer aftermarket customization of the e-commerce sites established by the E-Com Tools software product.


RESULTS OF OPERATIONS

Net sales for the quarter ended March 29, 1998 were $21.3 million compared to $19.4 million for the same period one year ago. Net earnings for the quarter ended March 29, 1998 were $921,000 or $.06 per share compared to a net loss of $2,450,000 or $.17 per share for the quarter ended March 30, 1997. Net sales for the nine months ended March 29, 1998 were $58.2 million compared to $65.4 million for the same period one year ago. Net earnings for the nine months ended March 29, 1998 were $173,000 or $.01 per share compared to a net loss of $3,171,000 or $.24 per share for the nine months ended March 30, 1997.

The following table sets forth certain items from the Company's Consolidated Statements of Operations expressed as a percentage of net sales:

                                                        Three months ended                      Nine months ended
                                             --------------------------------------  --------------------------------------
                                                 March 29,           March 30,           March 29,           March 30,
                                                    1998                1997                1998                1997
                                             ------------------  ------------------  ------------------  ------------------
Net sales                                                100.0%              100.0%              100.0%              100.0%
Cost of goods sold                                        57.9                73.7                60.3                68.1
                                                         -----              ------               -----               -----
   Gross profit                                           42.1                26.3                39.7                31.9
Operating expenses:
   Sales and marketing                                    19.1                24.1                18.0                20.2
   Research and development                                7.8                 8.4                 8.0                 7.0
   General and administrative                             10.4                11.7                12.3                10.8
                                                         -----              ------               -----               -----
   Total operating expenses                               37.3                44.2                38.3                38.0
                                                         -----              ------               -----               -----
Operating profit (loss)                                    4.8               (17.9)                1.4                (6.1)
Other income (expense):
   Interest expense                                       (0.8)               (1.6)               (1.1)               (1.6)
   Interest income                                         0.2                 0.2                 0.1                 0.2
   Other                                                   0.1                 0.5                (0.1)                0.3
                                                         -----              ------               -----               -----
Earnings (loss) before income taxes                        4.3               (18.8)                0.3                (7.2)
Income tax benefit                                                             6.2                                     2.4
                                                         -----              ------               -----               -----
Net earnings (loss)                                        4.3%             (12.6)%                0.3%              (4.8)%
                                                         =====              ======               =====               =====


Net Sales. During the March 1998 quarter, the Company's Graphics Business Unit recorded hardware sales of $9.2 million or 43% of total net sales compared to $8.9 million or 46% of total net sales in the same period one year ago. The increase in hardware sales from the previous year is due to increased sales of the Company's HiRes 8-Color DisplayMaker(R) 4000, 5000 and 6000 series (DMX) of printers introduced this year. This increase was partially offset by decreases in sales of the Company's older black and white products and its first generation 4-color printers and print servers.

During the March 1998 quarter, the Company's Graphics Business Unit recorded consumables sales, consisting primarily of ink, media, film, maintenance contracts and spare parts, of $12.1 million or 57% of total net sales compared to $10.5 million or 54% of total net sales in the same period one year ago. The increase in consumables sales in the March 1998 quarter from the prior year is primarily due to an increase in sales of ink for the Company's 8-Color DesignWinder(R) and DMX printers. This increase was partially offset by a decrease in consumables sales for the Company's black and white, plain-paper typesetting products.

International Sales. The following table sets forth international sales by region expressed in thousands and as a percentage of total net sales:

                                            Three months ended                                    Nine months ended
                              -----------------------------------------------        ----------------------------------------------
                                      March 29,                March 30,                     March 29,               March 30,
                                        1998                    1997                           1998                    1997
                              ----------------------   ----------------------        ----------------------   ---------------------
Europe                            $4,454       21.0%    $   3,463       17.9%          $ 12,184       20.9%     $13,034       19.9%
Japan, Asia/Pacific                2,157       10.1         3,185       16.4              6,941       11.9       11,585       17.7
Latin America                      1,048        4.9         1,658        8.5              3,304        5.7        4,956        7.6
Canada                               803        3.8           457        2.4              2,116        3.6        1,452        2.2
                                  ------       -----    ---------       ----           --------       ----      -------       ----
Total international sales         $8,462       39.8%    $   8,763       45.2%          $ 24,545       42.1%     $31,027       47.4%
                                  ======       ====     =========       ====           ========       ====      =======       ====


Decreases in sales in Europe, Japan, Asia/Pacific, and Latin American markets for the nine months ended March 29, 1998 compared to the nine months ended March 30, 1997 are primarily due to the decreases in sales of hardware described herein. Japan and Asia/Pacific sales were impacted by additional decreases because during the nine months ending March 30, 1997 a relatively higher percentage sales in this market consisted of DisplayMaker Express and related consumables. A majority of the foreign transactions occur in U.S. dollars and, as a result, foreign currency risk is not expected to be a significant risk factor. However, overall sales into Japan and Asia/Pacific are expected to be adversely impacted in countries where a significant devaluation of local currency has occurred when compared to the U.S. dollar.

Backlog. The Company's Graphics Business Unit had a backlog of $810,000 as of March 29, 1998 that consisted primarily of the new DMX series of printers and related hardware and consumables. The backlog was filled during April and the Company expects to be able to meet demand in the future.

Gross Profit. Gross profit, expressed as a percent of net sales, was 42.1% in the quarter ended March 29, 1998 compared to 26.3% in the same period one year ago. Gross profit, as a percentage of net sales, increased in the March 1998 quarter compared to the prior year as a result of increased margins on hardware sales as the Company's HiRes 8-Color products have essentially replaced its lower-margin 4-color products. In addition, the Company's consumables sales, which typically have higher margins than hardware sales, have increased in total and as a percent of total sales. The Company also reduced its overhead structure in the June 1997 quarter resulting in an approximately 3% increase in gross profit for the March 1998 quarter compared to the prior year. Gross profit was negatively impacted in the March 1997 quarter by a $600,000 writedown to estimated net realizable value for certain PressMate(R) related assets, and by excess capacity due to lower than expected volumes.

Operating Expenses. Sales and Marketing expenses for the quarter ended March 29, 1998 were $4.1 million compared to $4.7 million in the same period one year ago. Marketing expenses decreased approximately $534,000 in the March 1998 quarter compared to the same period one year ago primarily as a result of the Company's reduction in marketing of plain-paper typesetting and PressMate products along with decreases in direct marketing expenses to potential color printer end users. Marketing expenditures are expected to increase in future periods related primarily to promotion of the DMX series of printers and the DesignWinder Professional Film-Quality inkjet printer which is expected to be released in the June 1998 quarter.

Research and Development expenditures, including amounts expensed and capitalized, were $1.7 million in the quarter ended March 29, 1998, compared to $2.0 million in the same period one year ago. The decrease in research and development expenditures compared to the prior year is primarily the result of more efficient development projects based on technology within the Company's existing products. The Company did not capitalize any research and development expenditures in the March 1998 quarter compared to $423,000 of capitalized research and development expenditures in the March 1997 quarter.

General and Administrative expenses were $2.2 million for the quarter ended March 29, 1998, compared to $2.3 million in the same period one year ago.

Other. Interest expense was $179,000 for the quarter ended March 29, 1998 compared to $319,000 in the same period one year ago. The decrease in interest expense is the result of lower average outstanding debt balances.

The Company did not record a tax liability related to the earnings for the nine months ended March 29, 1998 due to significant net operating loss carryforwards available to the Company.


LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities during the nine months ended March 29, 1998 was $5.0 million compared to net cash used in operating activities of $6.0 million in the same period one year ago. Cash flow was positively impacted in the nine months ended March 29, 1998 by a $1.7 million decrease in inventory and a $1.5 million decrease in accounts receivable.

Net cash used in investing activities was $552,000 during the nine months ended March 29, 1998 compared to $2.5 million in the same period one year ago. Investment in capital equipment was $539,000 in the nine months ended March 29, 1998 compared to $927,000 in the same period one year ago. Investment in intellectual property and capitalized software development costs was $33,000 in the nine months ended March 29, 1998 compared to $1.7 million in the same period one year ago.

Net cash used in financing activities was $2.3 million in the nine months ended March 29, 1998 compared to net cash provided by financing activities of $9.4 million in the same period one year ago. Net repayments under revolving credit lines were $1.9 million in the nine months ended March 29, 1998 compared to $143,000 in the same period one year ago. Payments on long-term debt were $531,000 in the nine months ended March 29, 1998 compared to $928,000 in the same period one year ago. The Company received approximately $10 million, net of transaction costs, from the issuance of common stock in a series of private placements completed in the December 1996 quarter. An additional $1.8 million from the issuance of common stock to TimeMasters, Inc. (TMI) was used to offset a $1.765 million term loan and $35,000 in accrued interest owed by ColorSpan Corporation to TMI, a related party, in a non-cash transaction completed in December 1996.


                          PART II.  OTHER INFORMATION

ITEM I:  LEGAL PROCEEDINGS

In prior reports on Form 10-Q and the Annual Report on Form 10-K for the year ending June 30, 1997, the Company reported on a class action lawsuit originally filed by a shareholder, John Becker, alleging violations of the Securities and Exchange Act of 1934. In August 1997, the Company announced a settlement agreement with shareholder class representatives and preliminary court approval of the settlement. Final court approval of the settlement was received in October 1997. As part of the settlement of this action, the Company will be required to contribute $636,000 in value of stock (141,333 shares), or may substitute cash in the same amount, upon registration of the shares which is expected to occur prior to the end of the June 1998 quarter. The Company has filed a Form S-3 with the Securities and Exchange Commission to register the potential sale of these shares in satisfaction of the settlement. The SEC is in the process of reviewing this Form S-3 and as a result, the form is not yet effective. The financial impact of this settlement was previously recognized in the Company's June 1997 financial statements.

In the Company's report on Form 10-Q for the quarter ending September 30, 1995, the Company first reported on the suit filed by LaserMaster Corporation (LMC) against Sentinel Imaging, a division of Sentinel Business Systems, Inc., and Brian Haberstroh, a former LaserMaster and Sentinel employee. LMC alleged misappropriation of trade secrets related to LaserMaster's Big Ink(R) Delivery System and customer information and breach of a confidentiality agreement with Haberstroh. In October 1997, the Company announced that it had prevailed in its two year old suit against Sentinel and was awarded damages of $2.17 million against Sentinel by a jury in U.S. Federal District Court. Sentinel has filed an appeal of the judgment. The Company believes the awarded damages may be difficult to collect. On March 18, 1998, Sentinel Imaging filed a voluntary petition for Chapter 11 bankruptcy protection in New Hampshire.

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

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 2, 1998, the following matters were submitted to a vote of security holders:

1. Election of two directors to serve for three year terms, or until their successors have been duly elected and qualified and election of one director to serve for a two year term, or until his successor has been duly elected and qualified.

     The shareholders affirmed appointment of George Kline as a director for a two year term and Jean-Louis Gassee and Rohan Champion were elected to three year terms as directors.

2. Approval of an amendment to the Articles of Incorporation to change the name of the Company to VirtualFund.com, Inc.

    The shareholders approved the proposed amendment.


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


VIRTUALFUND.COM, INC.




/s/Melvin L. Masters
-----------------------------
Melvin L. Masters
Chief Executive Officer



/s/James H. Horstmann
-----------------------------
James H. Horstmann
Chief Financial Officer and Principle Accounting Officer



Dated: May 5, 1998