Form 10-K
period 1998-06-30
VIRTUALFUND COM INC
filed 1998-09-28
CIK 857470

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended June 30, 1998

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to __________________

         Commission file number     0-18114

         VIRTUALFUND.COM, INC. (FORMERLY LASERMASTER TECHNOLOGIES, INC.)
         ---------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         MINNESOTA                                         41-1612861
-------------------------------                        ----------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                       Identification No.)

         7090 Shady Oak Road
       Eden Prairie, Minnesota                               55344
----------------------------------------                   ----------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code  (612) 941-8687
                                                    --------------

Securities registered pursuant to Section 12(b) of the Act:

     Title of each class        Name of each exchange on which registered

           None
     -------------------        -----------------------------------------

     -------------------        -----------------------------------------


Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.01 per share
--------------------------------------------------------------
                       (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
   [ X ] Yes      [  ] No

                               [COVER PAGE 1 OF 2]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of August 31, 1998 was $53,278,000 based on the last sale price for the common stock as recorded by the National Association of Securities Dealers on that date.

As of August 31, 1998, there were 15,778,866 shares of the registrant's common stock outstanding.


DOCUMENTS INCORPORATED BY REFERENCE:

None.





                               [COVER PAGE 2 OF 2]

                                     PART I
                                     ------

ITEM 1.  BUSINESS
-------  --------

GENERAL

Pursuant to shareholder approval received at its annual meeting on April 2, 1998, LaserMaster Technologies, Inc. changed its name to VirtualFund.com, Inc. ("the Company"). The name change highlights the Company's intention to diversify and expand its product and growth strategy around two business units: The Digital Graphics Business Unit and the Internet/Software Business Unit. The Internet/Software Business Unit is in the development stage and expects initial products to include business to business electronic commerce ("E-Commerce") software marketed under the brand E-Com Tools(TM). This business unit is also in the process of identifying Information Technology ("IT") Consulting companies as potential acquisitions and intends to grow through the acquisition process in the beginning stages of its operations. The Company has contracted an investment banking firm to assist in acquisition activities. The unit's business plan calls for the cross-selling of services and software to its customers. Establishing recurring service revenues from the installation and service of the E-Com Tools software is considered a major priority of the business unit. Throughout fiscal 1998 and the first quarter of fiscal 1999, the Company has invested personnel resources in developing this new business unit. Revenue from this business unit is not material at this time and as a result all references to "the Company" will refer to the Digital Graphics Business Unit.

The Company's Digital Graphics Business Unit, which is comprised of the Company's primary operating company, ColorSpan Corporation and its subsidiaries, ColorSpan Europe, LTD., ColorSpan Asia/Pacific, Inc., ColorSpan Latin America, Inc. and the newly acquired Kilborn Photo Products, Inc., designs, manufactures and markets wide-format (up to a recently introduced 72" wide prints), high-resolution color inkjet printers, chemical-free film imagers ("filmsetters"), and related image processing equipment for professional printing applications. In addition, the Company sells related consumable products ("consumables") for its installed base of printers, consisting primarily of ink, media (such as specialty papers, canvas, vinyl, etc.), film, toner (ink-like powder) and process units (which facilitate transfer of toner to the media surface). The Company's products combine advanced computer technology with the Company's own sophisticated software, hardware and proprietary printers ("engines") to produce professional-quality printed output at an affordable cost.

The Company's HiRes 8-Color printer series (the DisplayMaker 4000, 5000, 6000 and 7000 or "DMX"), along with the Giclee PrintmakerFA(TM), DesignWinder(R) and the DisplayMaker(R) Professional, DisplayMaker XL60 and DisplayMaker Express Big Color(R) wide-format, digital inkjet printers, are designed to be a cost-effective solution for short-run computer printing of photo-realistic, posters, signs, and banners. The PressMate(R)-FS, a proprietary desktop chemical-free FilmSetter(TM), is capable of film output generated without the use of chemicals (dry film) typically associated with developing film, with effective resolution of 2400 dots per inch. The ColorMark(R) Pro 3000 Print Server is a raster image processor ("RIP") which is capable of supporting a combination of Giclee PrintMakerFA, DisplayMaker Professional, DesignWinder, DisplayMaker Express, DisplayMaker HiRes 8-Color series printers and PressMate-FS Personal FilmSetters(TM) simultaneously, as well as offering time-saving features specifically designed for high-volume, production environments. The RIPStation(TM) is an entry-level raster image processor print server.

Until 1993, the Company's principal products were monochrome laser printers that were based on printer hardware or "engines" manufactured by others but included the Company's proprietary software (including "TurboRes(R)") and hardware designed to generate significantly higher effective resolution. Print resolution, commonly expressed in terms of "dots per inch" (dpi--the number of digitally placed dots on a line), approached the resolution used in professional typesetting previously dominated by photographic processes and was described as "plain-paper typesetting." Although the Company believes that it was a market leader in high resolution laser printing and continued to enhance its products, from 1991 through 1996, many of the Company's competitors, including Hewlett-Packard(R) (HP), increased the performance of their printer offerings, impacting the volume and margins achieved on sales in the high resolution laser printer marketplace. The Company focused its research and development efforts on other sectors of the printing market during this period (specifically on the development of proprietary printing hardware and related consumables) and ceased actively promoting its plain-paper typesetting products entirely in the fourth quarter of fiscal 1996, which resulted in a continuing decline in sales of plain-paper typesetting products over the next four quarters.

The bulk of the decline in sales from plain-paper typesetting products during this period was replaced by sales of new, wide-format color inkjet printers developed by the Company. The Company introduced its wide-format (36 inch), photo-realistic color printer, the DisplayMaker in 1993 followed later that year by the DisplayMaker Professional. Although still based on a printer "engine" developed by others, the DisplayMaker integrates a high performance computer print server and the Company's own software with a proprietary ink delivery system ("Big Ink(TM) ") to enhance speed, functionality and the quality of output to generate photo-realistic, poster size prints and banners. As the market has grown and demand increased, competitors have licensed the printer "engines" from the Company's supplier and have introduced their own competing products, which have negatively impacted the Company's margins.

As part of its longer term strategy to reduce its susceptibility to new market entrants, maintain product differentiation and lengthen its product life cycles, the Company began development of several proprietary printer "engines" in 1993 and has continued with this strategy through the present. The first of these products targeted a niche in the laser typesetting market by eliminating the need for the use of photographic processes and chemicals in creating an image on a photographic film used to create a metal printing plate. In 1994, the Company introduced a proprietary printer engine and associated software, PressMate, which uses heat-sensitive film rather than photosensitive film that allows dry process imaging on the desktop rather than chemical image development in the darkroom. The Company enhanced this printer and introduced a reconfigured version as the "PressMate-FS" in August, 1995. During the past four years, the Company has developed three new proprietary color printer products using different engine platforms to address the wide-format color printing market. The first of these products, the DisplayMaker Express, is a 54 inch wide, photo-realistic roll-fed color printer that uses phase-change inks (solid inks that are melted during the printing process). It was introduced in 1995. The second color printer product developed during this time, the DesignWinder, was introduced in September 1996. The DesignWinder is a drum-based, eight head, cut-sheet printer that produces high-quality wide-format (36 by 48 inch) prints in as little as six minutes. Since 1994, the Company has also introduced the ColorMark Pro Print Servers, RIPStations (raster image processing computers), and the Halon(TM) copier interface to enhance and expand the utility, functionality and applications for the color products.

In September 1997, the Company introduced its newest HiRes 8-Color proprietary printing architecture. The ColorSpan DisplayMaker 6000 was exhibited at the Print '97 trade show in Chicago, Illinois and several other shows later that month. The DisplayMaker 6000 is a 62 inch wide, roll-fed device with eight thermal inkjet printheads. Also available in this series are the DisplayMaker 4000 (42" wide) and DisplayMaker 5000 (52" wide) printers with the same feature set. During fiscal 1998, this product series was enhanced to add two additional versions of each printer length. The DisplayMaker 4100, 5100 and 6100 series printers were introduced in December 1997. This product was designed to be driven by third-party RIPs and opened up a sales channel not previously available to the Company. A customer that already possesses a wide-format printing solution is now able to add the productivity and quality features of the DisplayMaker series without purchasing a separate, dedicated RIP to drive the printer, thus saving money. The Company signed an OEM agreement with Ilford Imaging to distribute the product and signed a number of system integration agreements with well known third-party RIP developers such as Onyx Graphics Corp. and ScanVec Ltd. In April 1998, the Company released the DisplayMaker 4200, 5200 and 6200 versions of the product. This product, which comes with a RIP embedded into the printer hardware, addresses many entry level concerns by reducing the entry level price point for a relatively cost-conscious customer. In August 1998, the Company introduced new 72 inch versions called the 7000, 7100 and 7200. The 7200 version is expected to begin shipping in October 1998. The 7000 and the 7100 began shipping in August 1998. On August 25, 1998, the Company announced its newest product, the Giclee PrintMakerFA.

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

The products are sold through a network of domestic resellers and international value-added distributors. In the U.S./Canada, the Company uses a factory sales team to assist the resellers in the sales process. In August 1997, the Company began selling wide-format inkjet media for HP, Encad and other wide-format printers via the world wide web.

The Company's domestic offices are in Eden Prairie, Minnesota. The Company's European sales subsidiary is headquartered in Hoofddorp, The Netherlands. The Company's Asia/Pacific sales and technical support facility is located in San Jose, California and its Latin America sales facility is located in Miami, Florida. In addition, the Company has opened a research and development office in Santa Clara, California and a small business development office in San Jose, California. Kilborn Photo Products, Inc., a media coating facility, is located in Cedar Rapids, Iowa.

MARKET

According to WORLDWIDE PRINTER & SUPPLIES MARKET REPORT, a March 1998 market survey commissioned by the Information Management Institute and conducted by IT Strategies, a research and consultancy firm serving the digital printing markets, the Color Wide-Format Graphics Printing market for color inkjet hardware and consumables is projected to grow from annual sales of approximately $6.2 billion in 1997 to approximately $14.3 billion in 2000. The rapid growth in this market is being driven primarily by the increasing desire and need for customized, large-format color graphics, as well as significant advances in short-run printing and desktop publishing technologies. Traditional graphics printing methods, consisting of photographic, screen and offset printing, do not meet the requirements for production of short-run print jobs due to the time-consuming, multi-step processes and set-up costs involved. With the growth in computing power and the associated reduction in the cost of memory and other components, digital printing has developed to fulfill the unmet demand of short-run users by allowing graphics to be printed directly from desktop publishing systems with dynamic interchange of data to print onto a variety of media.

There are a number of digital printing technologies, including inkjet (piezo and thermal), pen, electrostatic, and photographic that allow users to produce wide-format output. Each of these technologies has specific qualities that can be critical to any given application, including resolution, speed, accuracy, color fill capability, fade resistance, reliability and cost.

A combination of characteristics has made inkjet printing one of the fastest growing technologies in the wide-format color printer market. The characteristics of wide-format inkjet printers include relatively low cost, high resolution, faster speed and the ability to print high-quality color. Inkjet printers (using either thermal or piezo printhead technology) typically form images, lines and other characters by placing very small dots of ink as the printhead moves horizontally (called a raster scan) while the media is typically scrolled vertically. Because inkjet printheads move above the media and do not actually make contact with the media, there is less mechanical wear and tear than experienced with other types of printing devices. Most inkjet printers can print on a variety of media or other materials used for signage or display.

Electrostatic printers generally are more expensive to purchase than inkjet printers or thermal printers and require the use of special media. They offer certain advantages to users requiring low cost per square foot and high speed printing characteristics. Thermal printer/plotters are similar to electrostatic printers in that they require special paper, but also require ink ribbons to take advantage of the thermal printhead. Thermal printers are typically more costly than comparable-size inkjet printers.

Other technologies that can be adapted to wide-format use include photographic output, electrophotographic output and dot matrix printers. These printers have disadvantages, including high costs, when compared to inkjet technology.

STRATEGY

The key elements of the Company's strategy are:

INTERNET/SOFTWARE BUSINESS UNIT

DESIGN, DEVELOP AND MARKET A SERIES OF BUSINESS TO BUSINESS AND BUSINESS TO CUSTOMER SOFTWARE PRODUCTS CENTERED AROUND ELECTRONIC COMMERCE AND THE INTERNET WHICH OFFER BUSINESS SOLUTIONS FOR MIDDLE AND SMALL MARKET CUSTOMERS. The Internet/Software Business Unit has been established and has identified this market as fragmented and very dynamic. As a result, the Company believes opportunities exist to service the small to medium sized companies desiring to expand their business to include E-commerce. This Business Unit has been developing software products it intends to sell under the brand name of E-Com Tools. The Business Unit expects initial shipments and implementations of its products to occur in the fall of 1998.

BUILD AN INFORMATION TECHNOLOGY CONSULTING BUSINESS THROUGH ACQUISITIONS. The business plan of the Internet/Software Business Unit is dependent on identifying and acquiring the IT consulting resources necessary to implement and service the E-Com Tools customers. In addition, the Company believes there is significant untapped revenue potential in these areas that can be accessed by a marketing program to cross-sell and cross-market goods and services to the customers of this Business Unit.

DIGITAL GRAPHICS BUSINESS UNIT

TO MAINTAIN AND ENHANCE ITS POSITION AS A LEADING PROVIDER OF AFFORDABLE, HIGH QUALITY, PROPRIETARY, CUSTOMER FOCUSED PRODUCTS AND AFTERMARKET CONSUMABLES SUPPLIES TO THE PROFESSIONAL PRINTING MARKET. A growing portion of the Company's products are proprietary printer architectures (the printer engine including ink and media delivery systems) which were designed, manufactured, and marketed by the Company. PressMate-FS and DisplayMaker Express were the first two proprietary printer engines developed by the Company. In September 1996, the Company introduced the first member of its HiRes 8-Color printer platforms, the DesignWinder. The DesignWinder platform is also the basis for the Company's first OEM partner. Agfa-Gevaert commenced selling its product, the AgfaJet Atlas, in August 1997. In September 1997, the Company, under its new ColorSpan brand, introduced a family of HiRes 8-Color printers with printing widths varying from 42 inches to 62 inches. During fiscal 1998, additional product features were developed and in August 1998, a 72 inch version of the product was released. The Company's family of products is expected to grow with the changing marketplace while meeting the needs of professional printing applications.

TO DEVELOP AND PRODUCE VALUE-ADDED SOFTWARE WHICH DISTINGUISHES ITS PRINTER SOLUTIONS. The Company has consistently taken market standards to a higher level of performance. Management has been committed to continually enhancing its products by adding features and options to its current family of devices through software enhancements. These enhancements continually evolve with products over their lives through increasing print speeds, allowing use of additional media and inks for various applications, improving color matching and print quality and continuing compatibility with other vendors' software and operating systems.

TO CONTINUE TO DEVELOP A GLOBAL RESELLER CHANNEL WHICH UTILIZES THE COMPANY'S SALES EXPERTISE. The Company has been successfully developing its targeted markets through direct mail and telemarketing efforts. The Company intends to continue to enhance its global third-party distribution channels while continuing to focus on its core direct market development and user education approach in partnership with its reseller focus in the U.S. and Canada.

TO DEVELOP ADDITIONAL MEDIA, INK AND FILM FOR USE WITH THE COMPANY'S PROPRIETARY PRINT ENGINES TO ENHANCE PRINTING APPLICATIONS AND MARKET EXPANSION. In September 1996, the Company entered into a strategic alliance with Sihl-Zurich Paper Mill on Sihl AG (Sihl), a leading European manufacturer of specialty paper and related media, to enhance the development of unique and high-quality media for use with the Company's print engines. Sihl is a primary vendor in the Company's "Print and Hang(TM)" media offerings for outdoor use released during 1997. The Company added 21 new inkjet media offerings during fiscal 1997. Included in these offerings are WaterFast PolyFilm, WaterFast Poster Paper and Banner Tyvek(R) for outdoor applications. The release of specialty media for use with the Company's DesignWinder added Artist Gloss Canvas and Artist Matte Canvas offerings, along with FirstLook(TM) Proofing Paper and FineArt(TM)Archival Paper for use in the fine art reproduction market. The Company also increased the number of widths and lengths offered in a number of core media offerings.

These media are tuned to provide the highest quality output when used in conjunction with ColorSpan's ink and proprietary ColorMark(R) color matching capabilities available on the Company's hardware product lines. In addition, the Company released multi-density ink offerings for its HiRes 8-Color DesignWinder products in both dye-based (Ultra Wide Gamut) and pigmented (LightFast(TM) ) versions. In July 1998, the Company purchased Kilborn Photo Products, Inc. for 600,000 shares of the Company's common stock. Kilborn is a media coater and research center that will provide additional inkjet media offerings for the Company.

TO INCREASE INTERNATIONAL SALES. International sales have been an important part of ColorSpan's core business. The Company is committed to increasing its market share in Europe, Asia, Africa and Central and South America through its physical presence in Europe as well as by building ongoing relationships with its Value Added Distributors (VADs) throughout the world. The Company opened a new technical support and sales office in San Jose, California to enhance the support of its Pacific Rim operations going forward and has opened a sales office in Miami, Florida to focus on the Latin American market.

TO DEVELOP ORIGINAL EQUIPMENT MANUFACTURING (OEM) CUSTOMERS FOR THE COMPANY'S PROPRIETARY PRODUCTS. The Company announced the signing of its first significant OEM relationship in August 1997. The Agfa-Gevaert group began selling its AgfaJet Atlas imaging system in August 1997. The product is based on the Company's DesignWinder platform. During fiscal 1998, the Company signed an agreement with Ilford Imaging to sell the DMX product under the Ilford name. The Company is actively exploring relationships which would result in additional OEM customers for its various product offerings. The Company has plans to allow its proprietary engines to be accessed by third-party print servers and color management systems. During fiscal 1998, the Company signed agreements with third-party RIP providers such as Onyx Graphics, ScanVec, LTD and Colorbus. Augmenting the Company's existing distribution channels with high-quality OEMs could help gain market acceptance of the Company's products and expand its customer base for after-market consumables sales.

TO EXPAND CONSUMABLE SALES BY OFFERING A LINE OF CONSUMABLES (PRIMARILY MEDIA) TO USERS OF PRINTERS MANUFACTURED BY OTHERS. In August 1997, the Company announced the opening of its Mediao Byo Air division. This internet sales model markets a line of inexpensive, high quality, commodity media and relies on electronic commerce for marketing, order acceptance and shipment. It partners with a number of third-party suppliers to offer overnight delivery of printing supplies to inkjet supplies consumers. During 1998, the Company expanded this division and renamed it Supplieso Byo Air ("SBA"). SBA has expanded its internet profile to include multiple language support and an enhanced E-commerce enabled web site which is the first implementation of the Company's E-Com Tools software packages.

COLORSPAN PRODUCTS

ColorSpan's six wide-format Big Color inkjet printer lines, DisplayMaker Professional (initial shipments in December 1993), DisplayMaker Express (initial shipments in December 1995), DesignWinder (introduced in September 1996), DisplayMaker XL60 (initial shipments in April, 1997), DisplayMaker HiRes 8-Color printer series (initial shipments in September 1997) and Giclee PrintMakerFA (initial shipments in September 1998), provide photo-realistic digital color output. These products are designed to be cost-effective solutions for short-run digital printing of photo-realistic wide-format color output. The printers work with most commercially available desktop digital color manipulation and composition software applications. Using third-party graphics and page-layout software applications that allow printed pages to be "tiled", the DisplayMaker products can be used to create virtually unlimited image sizes. The Company's Big Color products incorporate a number of proprietary software advances, including ColorMark color management and SmoothTone(TM) image enhancement technologies. The DisplayMaker HiRes 8-Color series adds features like AutoSet(TM) calibration which automatically adjusts cartridge positions, AutoJet(TM) mapping which makes adjustments for misfiring jets, AutoTune(TM) which allows users to calibrate in an unattended mode, and AutoInk(TM) which allows users to load two separate ink types and switch between two dye-based ink products and one pigmented ink product through software. These features utilize a CCD camera to make calibrating the printer, changing ink cartridges and unattended printing easier and more reliable. ColorMark is the Company's color management system that ensures accurate and consistent color from print to print. This technology allows the user to print multiple copies of the same file and achieve near perfect matching of colors, even after changing ink and media. SmoothTone is an image-enhancement technology that significantly boosts the apparent resolution of the printing engine to provide output with near continuous-tone quality. This product is the subject of one OEM agreement and three technology support agreements in which third-party RIP vendors have agreed to support the DMX product as a printing solution with their customers. Suggested list prices for the Company's printer products range from $13,995 to $34,995. The RIP Print Server prices range from $4,495 to $10,995.

The Company's ThermalRes(R) technology, for which three United States patents have issued with additional U.S. and foreign patents pending, accomplishes an even higher degree of resolution enhancement for text and line art in monochrome and four-color pre-press printing applications. ThermalRes technology is used in the Company's desktop chemical-free filmsetter product, PressMate-FS.

DISPLAYMAKER PROFESSIONAL AND DISPLAYMAKER XL60. These Big Color printers are 4-head, 36-inch and 60-inch wide, photo-realistic, roll-fed, 4-color inkjet printers capable of printing poster-size images up to 36 inches wide and 60-inches wide and, depending on the software application, up to 200 feet long. DisplayMaker Professional and DisplayMaker XL60 are based on third-party-supplied inkjet marking engines and the Company's patented Big Ink(TM) Delivery System. The ColorMark color management system incorporated into the ColorMark print server ensures consistent color quality from print to print.

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

DESIGNWINDER. The Company's third proprietary printer and first of the HiRes 8-Color printer platforms is a 36-inch wide, drum-based, cut-sheet, inkjet printer which utilizes a revolutionary eight printhead design to produce high-quality signs, photos and digital art and sets a new five minute benchmark for producing E-size prints. The Company's first OEM supply agreement, signed in August 1997, also uses this platform. DesignWinder is capable of producing apparent 1200 dpi (dots per inch) resolution prints up to 35.5 inches by 47.25 inches in size utilizing its patent-pending multi-density printing technique which uses additional inks to address more discreet colors within the color gamut. The high-precision, spinning, drum-based design provides superior dot placement accuracy and repeatability, setting a new standard in Big Color print quality, previously unattainable in traditional roll fed inkjet plotter devices (print engines that use a moving printhead traveling perpendicular to a moving web of paper to attain print coverage).

GICLEE PRINTMAKERFA. This product combines the outstanding color attributes of eight color printing with the accuracy of drum-based architecture to produce output with an apparent resolution of 1800 dpi. The product targets a portion of the Fine Art reproduction market which, according to market research presented by the International Association of Fine Art Digital Printers (IAFADP), is estimated to be a $160 million market currently and growing at a rate of 60% per year.

PRESSMATE-FS. In March 1995, the Company began shipping production quantities of its PressMate desktop chemical-free filmsetter. PressMate, the Company's first proprietary printer engine, is a desktop device that uses a dry process to produce specially designed films necessary for making the printing plates used in offset printing. Traditionally, these films were produced by photographic (or wet process) type imagesetters or cameras, using chemicals and darkrooms to develop the image to be reproduced. PressMate permits printing of text, line art and images used for four-color separations, at resolutions considered by the Company to be equivalent to 2400 dots per inch using a heat-sensitive, chemical-free film. This fidelity was previously unavailable in a plain-paper or thermal printing device. PressMate shipments were suspended in August 1995 to improve registration tolerance across multiple layers of film required for the highest quality, four-color separations desired by the Company's customers. In December 1995, the Company began shipping production quantities of PressMate-FS, which incorporated these technical improvements. The PressMate-FS is a desktop unit that is easily integrated into office or computer network environments.

COLORMARK PRO 3000. The DisplayMaker printers, DesignWinder, Giclee PrintMakerFA and PressMate are all driven by the Company's ColorMark Pro 3000 print server, a raster image processor that is based on a 300 MHz, 32-bit microprocessor. The ColorMark Pro 3000 features advanced file spooling (a queue method) for multiple users, "RIP Saver(R) (which stores processed files to avoid redundant rasterization) and job management and logging features that track ink and paper consumption for job-costing and work-flow planning, among other things. This device has connectivity capacity to handle several devices simultaneously including one DesignWinder or Giclee PrintMaker FA, up to two DisplayMaker Professional or XL60, one DisplayMaker Express, one DisplayMaker HiRes 8-Color printer, and up to two PressMate-FS.

RIPSTATION. The RIPStation is an entry-level raster image processor color server. It is based on a 200 MHz, 32-bit microprocessor. It functions similarly to the ColorMark Pro 3000 without the added advanced and multiple engine connectivity features offered by the ColorMark Pro 3000.

CONSUMABLES. Color printing consumes significant quantities of inks and media. ColorSpan products include a range of consumables, such as specialized dye-based inks for indoor use and pigmented inks for outdoor use. The Company performs qualification testing on these consumables before releasing them for customer shipment. The specialized inks are created specifically for ColorSpan products to optimize image quality and printer performance. The Company currently offers a variety of media for its wide-format inkjet printers that include recent introductions such as WaterFast PolyFilm, WaterFast Poster Paper and Banner Tyvek for outdoor use with its roll-fed aqueous inkjet products. The

Company sells over 100 different media options and has almost 200 different ink products. During fiscal 1998, the Company tested and released Perma-Chrome(TM) LightFast Pigmented ink and Endura-Chrome(TM) LightFast Dye ink products to increase the variety of printing solutions available from ColorSpan related products. The Company sells the consumables (inks, media and film) required for optimum use of the printing products it sells. The Company offers various ColorMark consumables for its Big Color printers, including a dye-based version and a waterfast, lightfast pigment-based version of 500 ml Big Ink packs for use with the DisplayMaker HiRes 8-Color printer series, DisplayMaker Professional, DisplayMaker XL60 and DesignWinder. The Company also sells uniquely configured 150 ml ColorMark solid ink pucks required for the DisplayMaker Express. The Company introduced dye-based and pigment-based ColorMark multi-density inks for use with DesignWinder during 1997. In addition to the basic media offered for DisplayMaker Express in the past (ColorMark Bond, ColorMark Vinyl and ColorMark WaterFast Removable Tyvek), during 1997 the Company introduced ColorMark WaterFast Durabanner(TM), ColorMark Laminate Bond, to be used when encapsulation of the output is desired, and two lower priced versions of previously released media; ColorMark EconoVinyl and ColorMark EconoBond. The Company also offers a variety of print media in various widths and lengths such as Coated Gloss paper, PolyGloss(R), FineArt Canvas, matte, ClearFilm(TM), and TransWhite(R) translucent backlit film (used on back-lighted signs) for use with DisplayMaker Professional, DesignWinder, DisplayMaker XL60, and the DisplayMaker HiRes 8-Color series of products.

As part of the ColorMark system, the 500 ml Big Ink packs, and 150 ml ColorMark ink pucks ship with ColorMark profilers (recyclable circuit boards) that plug into the printer, and provide information to ensure accurate, consistent color output from print to print. The domestic price per dye-based Big Ink pack is $199 per color. The price for pigment-based Big Ink packs is $299 per color. The ColorSpan wide-gamut dye-based Big Ink packs sell for $229 each and the pigmented versions sell for $299 each. The domestic price per ColorMark ink puck is $175. The domestic prices of the ColorMark paper and other media range from $65 to $450 per 100- to 150-foot, 36-inch wide rolls and from $119 to $1,159 per 40- to 175-foot, 60-inch wide rolls.

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

PRODUCT DEVELOPMENT

The Company's continued success depends on making ongoing investments in product development to ensure the timely introduction of high-performance products in response to changes in technology, market demands and customer requirements. For certain important additional cautionary factors, risks and uncertainties, refer to Exhibit 99 of this Form 10-K. Accordingly, the Company is committed to creating specialty printing products that yield performance superior to standard marking engines, designing new engines and enhancing existing products to achieve higher levels of performance. The Company is also committed to designing and enhancing products to increase the Company's aftermarket consumables business.

As of June 30, 1998, the Company employed approximately 70 people in product development activities. The Company's product development organization consists of multiple project teams based in three main product areas: drum-based products, carriage-based products and consumable development and testing. Staffing for these teams is flexible, allowing individual engineers to handle multiple and sometimes overlapping development objectives. The Company's software development group creates and enhances software technologies which improve the usefulness, cost-effectiveness and productivity of printers offered by the Company, and the quality of such printers' output. The Company's hardware group works to enhance existing hardware components and products and works with the software group to develop printer products for specialized applications and markets. The consumables group creates and tests new product offerings for the Company's installed base of printers.

SALES AND MARKETING

The Company sells its products primarily through its factory sales professionals, partnered with its dealers in the U.S. and Canada, and value added distributors ("VAD") internationally. As of June 30, 1998, the Company employed an 81 person telemarketing sales force including sales professionals focused in part on developing relationships with major national printing accounts and new dealers and resellers. The Company changed its domestic distribution model in February 1997 and now sells its color hardware products only through its reseller VAD and OEM networks. The Company's sales efforts are supported by a direct mail marketing program designed to achieve frequent contact with its potential customers, including PostScript(R) and reprographic service bureaus, photo labs, quick printers, sign shops, exhibit houses and corporate marketing departments. The Company complements its direct mail efforts by advertising in trade journals and by exhibiting regularly at industry trade shows.

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

DOMESTIC AND CANADIAN SALES. The Company's domestic and Canadian sales and marketing operations are based at its headquarters in Eden Prairie, Minnesota. The products are sold through a network of domestic resellers and international value added distributors. In the U.S./Canada, the Company uses a factory sales team to assist the resellers in the sales process.

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

OEM SALES. The Company signed its first significant OEM contract in August 1997. Pursuant to this agreement, the Company is selling its DesignWinder product and Big Ink Delivery System for use with the DesignWinder to Agfa-Gevaert for private labeling. Agfa began selling its AgfaJet Atlas imaging system in August 1997. In February 1998, the Company signed an OEM agreement with Ilford Imaging to market and distribute a version of the Company's new DMX series printers. The Company is currently exploring other relationships which would result in OEM customers for its various printer engines. The Company desires to expand the market acceptance of its proprietary products and widen its distribution network for both hardware and after market consumables. Relationships with quality OEM partners are a method of attaining this goal. The Company has plans to allow its proprietary engines to be accessed by third-party print servers and color management systems. The Company signed three agreements during fiscal 1998 to allow third-party vendors to support the Company's HiRes 8-Color product line. Expanding the installed base of ColorSpan hardware products will allow the Company an opportunity to sell more consumables products.

INTERNATIONAL SALES. The Company currently sells its products in all of the Western European nations and in the principal Eastern European, Latin American, Pacific and Asian markets. The Company's European sales, support and warehouse facility is located near Amsterdam, The Netherlands. The Company conducts sales operations for Europe, the Middle East and Africa from its European headquarters. Pacific and Asian markets are managed from the new technical support and sales office in San Jose, California, while Latin America is served from the sales office located in Miami, Florida. All other international sales are managed from its headquarters in the United States.

In international markets, the Company sells its products through a network of non-exclusive VADs. VADs are granted the right to purchase ColorSpan products at discounted prices from list price and distribute those products within a specified territory outside the United States. VAD agreements require the VAD to promote, market and support ColorSpan products and are typically for a one year period with automatic one year renewals. Either party may terminate the agreement with or without cause, with a 30 day written notice. The Company may appoint other VADs and may sell directly to customers inside these territories. For the year ended June 30, 1998, sales to customers outside of the United States accounted for approximately 42% of the Company's total revenues. See Note 14 of Notes to Consolidated Financial Statements for additional information regarding international operations.

SERVICE AND SUPPORT

At June 30, 1998, the Company had 48 technical and customer support representatives responding to telephone inquiries from customers and dealers. The Company offers a limited warranty for all of the products it manufactures. Under its limited warranty, the Company will repair or replace any defective product on a factory return or central depot basis for a period ranging from 90 days to one year following purchase. In addition to its factory warranty, the Company offers its customers the option of on-site installation and maintenance services in most markets, through third-party support organizations.

MANUFACTURING

The Company performs final assembly, functional testing and quality assurance for essentially all of its products and related components, parts and subassemblies at its facilities in Eden Prairie, Minnesota. For some of its products, the Company currently purchases fully assembled printer marking engines directly from manufacturers and other components, parts and subassemblies from outside sources. For its PressMate-FS, DisplayMaker Express, DesignWinder, Giclee PrintMakerFA and DisplayMaker HiRes 8-Color series products, the Company purchases components and uses them to manufacture the printer engine. The Company designs controller boards and software for use with these print engines and components. The Company utilizes a computerized material requirements planning (MRP) and monitoring system to integrate its purchasing, materials handling and inventory control functions.

Certain components used in the Company's products, including printer marking engines, printheads and custom fabricated components, are currently available only from sole sources. Certain other components are available from only a limited number of sources. The Company has experienced delays in the past as a result of the failure of certain suppliers to meet requested delivery schedules. The Company sources ink cartridges from a supplier that also competes in the wide-format digital printing market. During fiscal 1998, revenues based on the components supplied by this competitor accounted for approximately 67% of the Company's total revenue. Should the Company have problems obtaining the inkjet cartridges for any reason, it will have a significant adverse impact to the Company. In August 1996, the Company experienced a severe shortfall in piezo head components due to a yield problem with one of its key vendors. That shortfall caused a reduction in revenues for the DisplayMaker Express product line in the September 1996 quarter. The Company worked through the process problems with this vendor during the December 1996 quarter and is currently able to obtain adequate supplies. The Company's potential inability to obtain sufficient sole or limited source components, or to develop alternative sources, could result in delays in product introductions, interruptions in product shipments or the need to redesign products to accommodate substitute components, any of which could have a material adverse effect on the Company's operating results. For certain important additional cautionary factors, risks and uncertainties, refer to Exhibit 99 of this form 10-K.

In fiscal 1994, the Company made the strategic decision to migrate away from products based on standard marking engines manufactured by unrelated third parties and to focus on engine products designed and manufactured by the Company. In fiscal 1995, the Company began active production of its first proprietary print engine, PressMate, a chemical-free filmsetter. A production line was also established for DisplayMaker Express which was released in December 1995. The Company introduced a proprietary printer engine, DesignWinder, in September 1996, and introduced another proprietary product series, the DisplayMaker HiRes 8-Color 4000, 5000, and 6000 products in September 1997 and 7000 in August 1998. The Giclee PrintMakerFA was also introduced in August 1998. Production of proprietary engines has required the Company to increase its inventory beyond historical levels, requiring the use of additional working capital. The Company has also experienced increases in production and overhead costs which have had a significant, negative impact on the overall gross margins of the Company.

A portion of the total manufacturing cost of the Company's filmsetter and Big Color products is represented by certain components whose prices have fluctuated significantly in recent years. Significant fluctuations in price or availability of certain components could have a material adverse effect on the Company's operating results.

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

COMPETITION

The computer printer industry is intensely competitive and rapidly changing. Some of the Company's existing competitors, as well as a number of potential competitors, have larger technical staffs, more established and larger marketing and sales organizations and significantly greater financial resources than the Company. For important additional cautionary factors, risks and uncertainties, refer to Exhibit 99 of this Form 10-K.

The Company's Big Color inkjet printing products compete in the short-run, wide-format, photo-realistic color printing market with photographic methods, electrostatic and inkjet digital printers. Some of the competing manufacturers and vendors in this market include Hewlett-Packard Co., ENCAD, Inc., Raster Graphics, Inc., Xerox Corp., Electronics for Imaging, Inc., Iris Graphics, Inc., CalComp, Inc., Roland, Mutoh, Epson,Tektronics, Inc. and a variety of competitors who purchase ENCAD's printer engines on an OEM or systems integration basis. Xerox, Fuji and Canon are expected to or already have released new products which will compete for market share in this industry this year.

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

The Company's new Internet/Software Business Unit will compete in markets that it considers highly fragmented and diverse. Competition in those markets is also very intense. The IT Consulting Business will compete for acquisitions with many competitors who have more experience and resources and can apply more capital to the acquisition process. Substantially all of the Big 5 Accounting firms, General Electric, USWeb and a large number of smaller firms are competing to locate, hire or purchase resources in this area. The Business Unit's software products will also compete with some of the same competitors listed above. There can be no assurance that the Company will be able to locate and acquire the resources necessary to implement its strategy for this new Business Unit. For important additional cautionary factors, risks and uncertainties, refer to
Exhibit 99 of this form 10-K.

PROPRIETARY RIGHTS

The Company's ability to compete effectively depends, in part, on its ability to maintain the proprietary nature of its technologies through patents, trademarks, copyrights and trade secrets. Important features of the Company's products are represented by proprietary software, some of which is licensed from others and some of which is owned by the Company. The Company attempts to protect its proprietary software with a combination of copyrights, trademarks and trade secrets, employee and third-party non-disclosure agreements and other methods of protection. Despite these precautions, it may be possible for unauthorized third parties to copy certain portions of the Company's products or to reverse-engineer or obtain and use information that the Company regards as proprietary. In addition, there can be no assurance that others will not independently develop software products similar or superior to those developed or planned by the Company. In addition, the Company's products compete in a market in which much intellectual property has been developed and patented by competitors of the Company. Although the Company performs patent searches and employs both outside and inside patent counsel, there can be no assurance a competitor will not dispute the uses or methods employed by the Company's products. For important additional cautionary factors, risks and uncertainties, refer to Exhibit 99 of this Form 10-K.

The Company has been granted four United States patents for inventions related to its TurboRes approach to enhancing the vertical resolution of conventional laser printer engines, four United States patents relating to the Company's Big Ink Delivery System, and three patents relating to its ThermalRes approach to enhancing vertical resolution of printheads which use thermal marking engines, and one patent for VideoNet(R) which is a high-speed communications method for connecting print engines to print servers. Additional patent applications are pending relating to the Company's TurboRes, FastPort, Big Ink Delivery System, and other imaging and image enhancement and wide-format print engine technologies and techniques. There can be no assurance that patents will issue from any of these pending applications. In addition, with regard to current patents or patents that may issue, there can be no assurance that the claims allowed will be sufficiently broad to protect the Company's technology or that issued patents will not be challenged or invalidated. Applications to patent the basic TurboRes, ThermalRes and Big Ink Delivery System approaches and related technologies have been filed in selected foreign countries. Patent applications filed in foreign countries are subject to laws, rules and procedures which differ from those of the United States and thus there can be no assurance that any foreign patents will issue as a result of these applications. Furthermore, even if these patent applications result in the issuance of foreign patents, some foreign countries provide significantly less patent protection than the United States.

LICENSES

The Company licenses Pipeline Associates, Inc.'s PowerPage(R) printer-language software for enhancement and use in its products to provide support for and compatibility with the PostScript page description language. PowerPage is used in the majority of typesetter and all Big Color products. The license agreement provides for a per unit royalty on printers shipped by the Company, subject to minimum quarterly requirements.

The Company has a license to remanufacture inkjet cartridges used in its Big Color printer products. The Company pays a related royalty based on the number of inkjet cartridges purchased from Hewlett-Packard for resale.

The Company has licensed operating software from Novell, Inc. and Microsoft Corporation for use in its Unity typesetters and Big Color products. These license agreements provide for a per unit royalty on printers shipped by the Company.

EMPLOYEES

At June 30, 1998 the Company had a total of 404 employees. None of the Company's employees are represented by a labor organization and the Company has never experienced a work stoppage or interruption due to a labor dispute.
Management believes its relationship with employees is good.

ENVIRONMENTAL MATTERS

The Company believes that it is in compliance with all material aspects of applicable federal, state and local laws regarding the discharge of materials into the environment. The Company does not believe that it will be required to spend any material amount in compliance with these laws.

ITEM 2.  PROPERTIES.
-------  -----------

As of August 31, 1998 the Company leases an aggregate of 314,077 square feet of office and warehouse space in Eden Prairie, Minnesota of which 168,034 square feet is from a related party (see Item 13), pursuant to leases expiring at various times through December 2010. The leases require payments of property taxes, insurance and maintenance costs in addition to basic rent and contain renewal options for periods ranging from one to three years.

The Company leases approximately 15,867 square feet of office and warehouse for its European headquarters in Hoofddorp, outside of Amsterdam, The Netherlands. The Company leases 14,472 square feet of office space in San Jose, California for its Asian sales and technical support staff and an advanced research and technology center. The Company also leases 1,713 square feet of office space in Miami, Florida for the ColorSpan Latin America sales staff and owns approximately 25,000 square feet of office and production space in Cedar Rapids, Iowa for its media coating operations.

Management expects to acquire additional facilities, most likely through leasing, in fiscal 1999 to accommodate the anticipated growth in the Internet/Software Business Unit.

ITEM 3.  LEGAL PROCEEDINGS.
-------  ------------------

In October 1995, a shareholder of the Company (Becker) filed an action against the Company and four of its officers and directors alleging violations of the Securities and Exchange Act of 1934. The Becker claims have been pled as a class action. In February 1996, one of the directors named in the suit was dismissed from the case without prejudice. A class of plaintiffs was certified as including all purchasers of the Company's stock during the period of December 3, 1993 through December 8, 1994. In August 1997, the Company announced a settlement agreement with shareholder class representatives and preliminary court approval of the settlement in the class action securities litigation. In October 1997 the court issued its final approval of the settlement and dismissed all claims against the Company and its officers and directors. Pursuant to the settlement the Company has contributed stock valued at $636,000. The settlement obligation is included in the special charges for the quarter ended June 1997.

In October 1995, LaserMaster Corporation (LMC) filed suit against Sentinel Imaging, a division of Sentinel Business System, Inc. ("Sentinel") and Brian Haberstroh, an employee of Sentinel ("Haberstroh"). The complaint alleged, among other things, misappropriation of trade secrets, and interference with contractual relationships. The Company alleged that Sentinel misappropriated trade secrets related to LaserMaster's Big Ink delivery system for the Big Color product line and customer information related to customers and users of the Big Ink product. In October 1997 the case was tried before a jury which found in favor of LMC and against Sentinel and Haberstroh and awarded damages to LMC in the amount of $2.174 million dollars. The court awarded interest on the verdict and entered judgment in the amount of $2.363 million dollars. Sentinel appealed from the judgement. In February 1998, ColorSpan Corporation ("CSC") filed another suit against Sentinel alleging tortious interference with contract, contributory copyright infringement, copyright infringement and unfair competition related to CSC's software license for the ColorMark color management software. Sentinel has counterclaimed alleging copyright misuse and unfair competition. In March 1998, Sentinel filed for protection under chapter 11 of the federal bankruptcy code. Since the bankruptcy filing, the Company acquired Kilborn Photo Products, Inc., a media coating facility which is a supplier to Sentinel and also has a claim in the approximate amount of $575,000 against Sentinel for product supplied. The Company does not know whether the claims of ColorSpan or Kilborn will be challenged. At this time a plan of reorganization has not been filed in the case. It is uncertain whether a plan of bankruptcy will be submitted and approved, and what, if anything, the Company may recover from Sentinel in the bankruptcy. In addition, the creditors committee involved in this case is considering a potential "preference" claim associated with approximately $1.8 million in payments from Sentinel to Kilborn during the year prior to the filing of the petition for bankruptcy.

The Company's European subsidiary is involved in a dispute with a distributor which alleges that the Company wrongly refused to enter into a distribution agreement with the distributor. An adverse determination of the liability aspects has been rendered against the Company's subsidiary, but there has been no determination of damages that may be due to the distributor. The Company believes that the amount of damages that the distributor may recover is not expected to have a material effect on the financial condition of the Company.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------  ----------------------------------------------------

The Annual Meeting of the shareholders of VirtualFund.com, Inc. was held on April 2, 1998, pursuant to notice to all shareholders of record at the close of business on February 27, 1998. As of the notice of the meeting there were 14,877,533 common shares outstanding.

The following matters were presented for a vote of the security holders:
1. Election of director Jean Louis Gassee to a three year term. Shareholders passed the resolution with 13,790,566 votes in favor and 83,915 votes against the proposal. There were no abstentions.
2. Election of director Rohan Champion to a three year term. Shareholders passed the resolution with 13,788,466 votes in favor and 86,015 votes against the proposal. There were no abstentions.
3. Election of director George Kline to a two year term. Shareholders passed the resolution with 13,787,966 votes in favor and 86,515 votes against the proposal. There were no abstentions.
4. A proposal to change the name of LaserMaster Technologies, Inc. to VirtualFund.com, Inc. Shareholders passed the resolution with 13,516,116 votes in favor and 230,925 votes against the proposal. There were 127,440 abstentions.

Mr. Kline subsequently resigned his position as a director in June 1998.

                                     PART II
                                     -------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
-------  -------------------------------------------------------------
         MATTERS.
         --------

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

MARKET INFORMATION

Since July 17, 1990, the Company's Common Stock has traded on the Nasdaq National Market System (Nasdaq symbol: VFND formerly LMTS). The following table sets forth the high and low sale prices reported in the Nasdaq National Market
System:


                                                                 Common Stock
                                                                 ------------
                                                                High       Low
                                                                ----       ---

Fiscal Year 1997
  First Quarter......................................         $ 5.75     $ 3.25
  Second Quarter.....................................           6.25       4.63
  Third Quarter......................................           5.88       4.13
  Fourth Quarter.....................................           4.25       1.63

Fiscal Year 1998
  First Quarter .....................................           3.63       1.69
  Second Quarter.....................................           5.00       2.63
  Third Quarter......................................           5.25       3.50
  Fourth Quarter.....................................           5.25       3.75

Fiscal Year 1999
  First Quarter (through August 31, 1998)............           5.25       3.44
-------------------------------


As of August 31, 1998, the last reported sale price of the Common Stock was $4.00 per share. As of such date, there were approximately 216 record holders and 2,900 beneficial holders of the Common Stock.


ITEM 6.  SELECTED FINANCIAL DATA.
-------  ------------------------

                                                              Fiscal Years Ended June 30,
                                             -------------------------------------------------------------
(In thousands, except per share amounts)        1998         1997        1996         1995         1994
                                             ----------   ----------  ----------  -----------   ----------
Statement of Operations Data:
 Net Sales.................................  $   80,732   $   86,563   $  93,592   $  119,438   $  105,849
 Cost of goods sold........................      48,051       61,912 (a)  64,379 (b)   72,857       59,852
                                             ----------   ----------    --------    ---------   ----------
         Gross profit......................      32,681       24,651      29,213       46,581       45,997


Operating expenses:
    Sales and marketing........................      14,335     18,131      21,109       27,091       21,810
    Research and development...................       6,503      6,387       6,149        6,210        3,335
    General and administrative.................       9,506     10,097      11,310       11,552        9,634
    Restructuring and other special charges....                  4,936 (a)   4,431 (b)
                                                 ----------   --------    ---------   ----------  -----------
         Operating profit (loss)...............       2,337    (14,900)    (13,786)       1,728       11,218
 Other expenses (primarily interest)...........        (610)    (1,011)     (1,823)      (1,433)      (1,160)
                                                 -----------  ---------   ---------   ----------  -----------
 Earnings (loss) before income taxes...........       1,727    (15,911)    (15,609)         295       10,058
 Income tax (provision) benefit................                 (1,289)(a)   5,147          (89)      (3,394)
                                                 ----------   ---------   --------    ----------  -----------
 Net earnings (loss)...........................  $    1,727  $ (17,200)  $ (10,462)  $      206   $    6,664
                                                 ==========  ==========  ==========  ==========   ==========
Net earnings (loss) per common share:
 Basic.........................................  $     0.12  $   (1.25)  $   (0.93)  $     0.02   $     0.65
                                                 ==========  ==========  ==========  ==========   ==========
 Assuming dilution.............................  $     0.11  $   (1.25)  $   (0.93)  $     0.02   $     0.57
                                                 ==========  ==========  ==========  ==========   ==========
 Weighted average common shares outstanding....      14,716     13,706      11,305       11,097       10,192
                                                 ==========  ==========  ==========  ==========   ==========

Weighted average common and dilutive
 potential common shares outstanding...........      15,602     13,706      11,305       12,206       12,189
                                                 ==========  ==========  ==========  ==========   ==========


(a)In June 1997, the Company incurred special pre-tax charges of $8.4 million. The charges were related to the phase out of two proprietary printer products and settlement of litigation. $3.5 million was charged to cost of goods sold and $4.9 million to operating expenses. In addition, the Company recorded a special income tax provision charge of $6.5 million related to the revaluation of deferred tax assets.

(b)In May 1996, the Company incurred special pre-tax charges of $9.9 million, consisting of restructuring and other special charges of $4.4 million and a special charge to cost of goods sold of $5.5 million related to a revised business plan and technical problems in one of its products.


                                                    June 30,
                               -------------------------------------------------
                                 1998       1997      1996      1995      1994
                               --------   --------  --------  --------  --------
                                                 (In thousands)
Balance Sheet Data:
  Working capital              $  9,326   $  9,732  $  2,580  $ 13,708  $ 13,973
  Total assets                   33,120     32,631    46,545    59,161    47,401
  Current liabilities            17,286     18,298    30,087    30,933    21,042
  Long-term debt, less current
    maturities                       67        185       820     1,599     1,590
  Stockholders' equity           15,767     11,915    15,638    25,293    23,139



ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------  ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

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

RESULTS OF OPERATIONS

The following table sets forth certain items from the Company's Consolidated Statements of Operations expressed as a percentage of net sales:

                                                Fiscal Years Ended June 30,
                                                ---------------------------
                                               1998        1997        1996
                                               -----       -----       -----
Net sales ..................................   100.0%      100.0%      100.0%
Cost of goods sold .........................    59.5        71.5(a)     68.8(b)
                                               -----       -----       -----
Gross margin ...............................    40.5        28.5        31.2
Expenses:
     Sales and marketing ...................    17.7        20.9        22.5
     Research and development ..............     8.1         7.4         6.6
     General and administrative ............    11.8        11.7        12.1
     Restructuring and other special charges                 5.7(a)      4.7(b)
                                               -----       -----       -----
Total operating expenses ...................    37.6        45.7        45.9
                                               -----       -----       -----
Operating profit (loss) ....................     2.9       (17.2)      (14.7)
Other (expense) income:
     Interest expense ......................    (0.9)       (1.6)       (1.9)
     Other .................................     0.1         0.4        (0.1)
                                               -----       -----       -----

Earnings (loss) before income taxes ........     2.1       (18.4)      (16.7)

Income tax (provision)benefit ..............                (1.5)(a)     5.5
                                               -----       -----       -----

Net earnings (loss) ........................     2.1%      (19.9)%     (11.2)%
                                               =====       =====       =====


(a)In June 1997, the Company incurred special pre-tax charges of $8.4 million related to the revised estimates of the net realizable value of certain assets associated with the Company's first two proprietary printers along with the Company's obligation for the settlement of litigation. In addition, the Company incurred a special income tax provision of $6.5 million for the revaluation of deferred tax assets. The impact of the special charges on cost of goods sold, operating expenses and income tax provision was 4.0%, 5.7% and 7.5% of net sales, respectively.

(b)In May 1996, the Company incurred special pre-tax charges of $9.9 million related to the Company's revised business plan and technical problems in one of its products. The impact on cost of goods sold and operating expenses was 5.9% and 4.7% of net sales, respectively.

NET SALES

Net sales were $80.7 million, $86.6 million and $93.6 million in fiscal 1998, 1997 and 1996, respectively. The decrease in net sales of 6.7% in fiscal 1998 was the result of a 21.1% decrease in hardware sales, partially offset by a 6.8% increase in sales of consumables. The decrease in hardware sales in fiscal 1998 is due to a $2.9 million decrease in sales of PressMate, a $3.5 million decrease in sales of plain-paper typesetting equipment and a $3.5 million decrease in sales of Big Color servers (raster image processors or RIPs). The decrease in sales of PressMate and plain-paper typesetting products is primarily related to a reduction in marketing resources devoted to these products. The decrease in sales of Big Color servers is the result of the Company's introduction in 1998 of a version of its HiRes DisplayMaker that is designed for third-party RIP support and another version that includes an embedded PostScript-language compatible RIP.

Consumables sales, consisting primarily of ink, media and film, along with maintenance contracts and spare parts, as a percentage of total net sales was 58.9%, 51.5% and 39.7% in fiscal 1998, 1997 and 1996, respectively. The increase in consumables sales over the past two years is primarily due to an increased installed base of 8-Color printers such as DesignWinder and the new HiRes DisplayMaker series. These 8-Color printers typically use more ink than 4-Color printers, such as DisplayMaker Professional, in order to achieve a higher apparent resolution. The increase in sales of ink related to 8-Color printers more than offset a $2.4 million decrease in sales of plain-paper typesetting consumables and a $1.6 million decrease in sales of ink related to 4-Color printers.

The decrease in net sales of 7.5% in fiscal 1997 was the result of a 23.7% decrease in hardware sales, partially offset by a 15.5% increase in sales of consumables. The decrease in hardware sales included an $8.9 million decrease in plain-paper typesetting products, a $1.2 million decrease in PressMate, a $1.8 million decrease in DisplayMaker Express and a $4.2 million decrease in DisplayMaker Professional. The decrease in sales of plain-paper typesetting products and PressMate is primarily related to a reduction in marketing resources devoted to these products. The decrease in sales of DisplayMaker Express is primarily the result of lower average selling prices in fiscal 1997 as unit sales were only slightly lower in fiscal 1997 than fiscal 1996. The decrease in sales of DisplayMaker Professional is due to the fiscal 1997 introduction of DesignWinder, the Company's third proprietary printer. DesignWinder replaced DisplayMaker Professional as the Company's leader in volume shipments in fiscal 1997.

The following table sets forth net sales by product line expressed in thousands and as a percent of net sales:

                                         Fiscal Years Ended June 30,
                                  ----------------------------------------
NET SALES                         1998              1997              1996
                                  ----              ----              ----

Consumables...............  $47,578   58.9%   $44,566   51.5%   $37,174   39.7%
Big Color.................   29,730   36.9     32,030   37.0     35,190   37.6
Plain-paper Typesetting...    1,474    1.8      4,951    5.7     13,834   14.8
PressMate.................    1,947    2.4      4,871    5.6      6,028    6.4
Other.....................        3               145    0.2      1,366    1.5


Total net sales...........  $80,732  100.0%   $86,563  100.0%   $93,592  100.0%
                            =======  ======   =======  ======   =======  ======


INTERNATIONAL SALES

Japan, Asia/Pacific sales decreased $4.9 million or 34.3% and Latin American sales decreased $1.9 million or 30.7% in fiscal 1998 primarily as a result of unstable economic conditions in these regions throughout most of fiscal 1998. Japan, Asia/Pacific sales increased both as a percentage of total net sales and in dollars from fiscal 1996 to fiscal 1997 as a result of increased penetration of the Asian markets. The release of DesignWinder in fiscal 1997 and DisplayMaker Express in fiscal 1996 generated significant sales in Asia. Decreased sales in the European market in fiscal 1997 is attributable to increased competition in the plain-paper typesetting and Big Color product lines as well as the Company's realignment of its European distribution channels. These decreases in Europe were somewhat offset by sales of DesignWinder and DME and also increases in consumables. The following table sets forth international sales expressed as a percent of total net sales and in thousands:

                                      Fiscal Years Ended June 30,
                             ----------------------------------------------
INTERNATIONAL SALES          1998                 1997                 1996
                             ----                 ----                 ----

Europe................ $17,226   21.3%      $17,410   20.1%      $19,656   21.0%
Japan, Asia/Pacific...   9,451   11.7        14,382   16.6        13,235   14.1
Latin America.........   4,286    5.3         6,184    7.1         5,146    5.5
Canada................   2,965    3.7         2,118    2.5         2,892    3.1
                       -------   -----      -------   -----      -------   ----

Total net sales....... $33,928   42.0%      $40,094   46.3%      $40,929   43.7%
                       =======   =====      =======   =====      =======   =====


SALES OUTLOOK

Based on the success of the Company's most recent product introductions, anticipated products and expectations for the revenue potential in its new Internet/Software Business Unit, management believes the Company now has the products, infrastructure and systems in place to increase its revenue base in fiscal 1999 over fiscal 1998 levels. However, there can be no assurances that the Company will be able to increase its revenue base in fiscal 1999.

GROSS MARGIN

Gross margins, expressed as a percent of net sales, were 40.5%, 28.5% (32.5% excluding special charges) and 31.2% (37.1% excluding special charges) for fiscal 1998, 1997 and 1996, respectively. Gross margin as a percent of net sales increased in fiscal 1998 by 5.4% as a result of changes in product mix and pricing and 6.6% as a result of reductions in direct labor and overhead (of which 4% is related to special charges in fiscal 1997).

Gross margin was negatively impacted throughout fiscal 1997 from excess capacity related to lower than expected hardware volumes on PressMate and DisplayMaker Express and aggressive pricing of DisplayMaker Express, as lower-priced alternative products offered by the Company and its competitors became available. In addition, gross margin was negatively impacted in fiscal 1997 by aggressive pricing of plain-paper typesetting products and some Big Color products developed as a systems integrator, in an attempt to maintain market share against heavy discounting generated by broad distribution from its third-party OEM supplier of the platform used in the DisplayMaker Professional printer.

In fiscal 1998, 1997 and 1996 the Company's gross margins were favorably impacted by increasing sales of after-market consumables which typically have higher gross margins than hardware sales alone.

Included in fiscal 1997 cost of goods sold is a special charge of $3.5 million related to the revaluation of PressMate and DisplayMaker Express inventory. This charge is based on the Company's estimate of the net realizable value of the related inventory as of the time the charge was incurred.

Included in fiscal 1996 cost of goods sold is a special charge of $5.5 million consisting of $4.2 million in inventory revaluation associated with the transition from certain product lines developed as a systems integrator and $1.3 million to cover replacement costs, product returns, and inventory revaluation related to the Company's older model PressMate product. These charges were based on the Company's estimates of net realizable value of the related inventory and for expected returns of the older model PressMate as of the time the charges were incurred.

Also included in cost of goods sold is amortization of capitalized software development costs of $2.5 million and $2.7 million for fiscal 1997 and 1996. In June 1997, the Company incurred a special charge of $3.2 million to operating expenses related to the revaluation of capitalized software development costs. There was no amortization of capitalized software development costs in fiscal 1998.

SALES AND MARKETING

Sales and marketing expenses were $14.3 million, $18.1 million and $21.1 million in fiscal 1998, 1997 and 1996, respectively. The decrease in expense of $3.8 million in 1998 from 1997 included decreased expenses related to sales of $249,000, marketing of $3.3 million and technical support of $368,000. The decrease in marketing expenses in 1998 is attributable to reductions in marketing of PressMate and plain-paper typesetting products along with a reduction in the Company's direct mail programs for Big Color products. The Company is now placing more reliance on its reseller channels for end-user marketing while still providing certain marketing materials and new product introductions.

The decrease in sales and marketing expenses of $3.0 million in 1997 from 1996 included decreased expenses related to sales of $2.4 million and marketing of $918,000, offset by increases in technical support of $331,000. The decrease in sales expenses is related to an overall decrease in sales volume.

RESEARCH AND DEVELOPMENT

The Company capitalized software development costs of $1.6 million and $2.7 million in fiscal 1997 and 1996, respectively, as required by FASB No. 86 (see
Note 1 of Notes to Consolidated Financial Statements). No significant capitalizable software development costs were incurred in fiscal 1998. The decrease in capitalized software development in 1998 and 1997 from previous years reflects the Company's focus on developing proprietary printer engines compared to a much greater reliance on the systems integrator type of products as was done in the past. Research and development ("R&D")expenditures, including amounts expensed and capitalized, were $6.5 million, $7.9 million and $8.8 million in fiscal 1998, 1997 and 1996, respectively. As a percent of overall sales, these expenditures represented 8.1%, 9.2% and 9.4% in fiscal 1998, 1997, and 1996, respectively. The decrease in gross R&D expenditures in 1998 and 1997 compared to prior years is attributable to reductions in personnel and other resources allocated to this area as a result of increased efficiency in the Company's development activities and lower sales volume. The future success of the Company depends on continually developing new and better products for the markets it serves. As a result, the Company does not anticipate a material change in the rate it invests in this area. Software development costs capitalized during these periods relate primarily to DisplayMaker Professional, DisplayMaker Express, PressMate, and DesignWinder. In June 1997, the Company incurred a special charge of $3.2 million to operating expenses related to the revaluation of capitalized software development costs.

GENERAL AND ADMINISTRATIVE

General and administrative expenses were $9.5 million, $10.1 million and $11.3 million in fiscal 1998, 1997 and 1996, respectively. The decreases in 1998 and 1997 from prior years are the result of reductions in the infrastructure necessary to handle lower sales volumes, offset in 1997 and 1996 in part by costs associated with the defense of the shareholder lawsuit (see "Legal Proceedings" for further details).

RESTRUCTURING AND OTHER SPECIAL CHARGES

In June 1997, the Company incurred special charges of $4.9 million consisting of $4.3 million related to the revaluation of intellectual property and $636,000 related to the settlement of the shareholders' lawsuit. The revaluation of intellectual property was primarily the result of a change in the estimated net realizable value of capitalized software development costs associated with the Company's proprietary products.

In May 1996, the Company incurred $4.4 million in restructuring and other special charges as a result of its revised business plan which was intended to accelerate the Company's migration from a systems integrator to a manufacturer of proprietary printing engines. Included in the $4.4 million charge is $3.3 million for the revaluation of intellectual property tied to certain technologies and contract rights and $282,000 for severance related to workforce reductions. The charge also includes $443,000 for expected losses on the disposal of property and equipment and $403,000 in commitments under non-cancelable leases as a result of consolidating foreign sales offices and certain domestic operations. At June 30, 1998, approximately $629,000 of the $4.4 million charge remains in current liabilities.

INTEREST EXPENSE

Interest expense was $715,000, $1.4 million and $1.8 million in fiscal 1998, 1997 and 1996, respectively. The decrease in interest expense in 1998 is attributable to a decrease in average debt levels resulting from increased cash flow from operating activities and conversion of the debenture to equity. The decrease in interest expense in 1997 is attributable to a decrease in average debt levels with the addition of $12 million in equity in September 1996 and also as the Company's operations and related borrowing capabilities decreased.

INCOME TAXES

The effective income tax rate was (8.1%) and 33.0% in fiscal 1997 and 1996, respectively. The Company did not record a provision for income taxes in fiscal 1998 as the availability of net operating loss carryforwards more than offset the pre-tax income generated in fiscal 1998. In June 1997, the Company incurred a special charge to income taxes of $6.5 million related to the revaluation of deferred tax assets. The revaluation was done as a result of a change in the estimated net realizable value of deferred tax assets. At June 30, 1998, the Company had approximately $4.8 million in net deferred tax assets. Realization of $4.8 million in net deferred tax assets will require the Company to generate future taxable income of approximately $14 million within the next 15 years to receive full taxable benefit. Management believes the losses incurred from normal operations in fiscal 1997 and 1996 were the result of rapidly declining revenue from older products that exceeded the revenue generated from newer products as evidenced by a 7.5% and 21.6% decline in net revenue in fiscal 1997 and 1996, respectively. Although there can be no assurance that additional charges related to product transitions or future strategies will not be necessary or that further revenue declines will not occur, management believes it now has the products, infrastructure, and systems in place to maintain or increase its revenue base and generate sufficient profits to realize the $4.8 million deferred tax asset. See Note 11 of Notes to Consolidated Financial Statements for further disclosures relating to income taxes.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity needs during the years ended June 30, 1998 and 1996 were satisfied by cash flows from operating activities. Liquidity needs during the year ended June 30, 1997 were satisfied primarily by the issuance of common stock and warrants.

Operating activities provided cash of $6.9 million in 1998, consumed cash of $4.0 million in 1997 and provided cash of $6.2 million in 1996. The increase in cash provided from operations in 1998 is due primarily to profitable operations and lower levels of inventory resulting from increased efficiencies in forecasting and planning. The decrease in cash provided from operations in 1997 compared to 1996 is the result of a $17.2 million net loss incurred by the Company.

Cash used in investing activities was $1.1 million, $3.0 million and $6.3 million in fiscal 1998, 1997 and 1996, respectively. The decrease in cash used in investing activities in 1998 and 1997 compared to prior years is the result of lower expenditures for property and equipment, capitalized software development costs and other intellectual property. The Company does not expect significant increases in expenditures for property and equipment in fiscal 1999 compared to fiscal 1998.

Financing activities used cash of $1.3 million in 1998, provided cash of $7.4 million in 1997and used cash of $365,000 in 1996. In order to meet the cash shortfall in September 1996, the Company privately placed 2,285,715 shares of its common stock for a purchase price of $4.375 per share, together with warrants to purchase an additional 2,285,715 shares with an exercise price of $7.00 per share, for an aggregate consideration of $10 million. Of such shares, 1,371,429 shares were sold to Sihl-Zurich Paper Mill on Sihl AG, a Swiss corporation ("Sihl"), for $6 million. Sihl conditioned its investment on an investment of $4 million by the Company's Chief Executive Officer or an entity with which he is affiliated. In satisfaction of such condition, TimeMasters Inc. and affiliates ("TMI") purchased 914,286 shares for $4 million and received warrants to purchase an additional 914,286 shares at $7.00 per share. A portion of the proceeds from the private placement of common stock to TMI was offset against ColorSpan's indebtedness to TMI for a demand note in the principal amount of $1.765 million, as permitted by the subordination and forbearance agreement.

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

In the first quarter of fiscal 1996, ColorSpan Corporation borrowed $1,765,000 from TMI with a demand note to cover a short-term cash shortfall. In January 1996, ColorSpan replaced the operating line of credit that it maintained through a commercial bank with a new, three-year credit agreement with a commercial financing company. The new agreement allows ColorSpan to borrow up to $10 million based on availability equal to 65% of net eligible accounts receivable and 25% of net eligible inventory. The agreement expires January 17, 1999 and requires the borrower to meet various financial covenants involving capital expenditures, additions to capitalized software and intellectual property, minimum debt service coverage ratio, and maintenance of a minimum net worth. The agreement also requires ColorSpan to meet various non-financial covenants. As part of this agreement, the commercial finance company required that the loan from TMI be subordinated to the rights and security interest of the lender, and that a forbearance agreement restrict repayment of the TMI debt to permit repayments of specified amounts only if certain financial conditions were met, or upon the sale of common stock. In consideration for agreeing to such subordination and forbearance, TMI was issued a warrant to purchase 277,953 shares of the Company's common stock at an exercise price of $6.35 per share. The warrant and note to TMI were approved by shareholders at the Company's annual meeting in May 1996.

Each of the foregoing transactions was approved by a disinterested majority of the Board of Directors of the Company, by shareholders, or by both. The Company believes that each such transaction is on terms at least as favorable to the Company as could have been obtained from an unaffiliated entity.

The Company does not have any current significant commitments for capital expenditures however, it does expect to incur substantial expenditures related to its acquisition strategies in fiscal 1999. Management expects to finance acquisitions through the issuance of additional equity securities, cash flow from operations and short-term borrowings under its line of credit. Management expects to finance operations throughout the remainder of fiscal 1999 through cash flow from profitable operating activities. If sales are less than expected or reasonably priced sources of alternative financing are not available, the Company may be required to delay its acquisition strategy or further restructure its capitalization.

The Company's Senior Debt Agreement, which is secured by substantially all of the Company's assets, expires in January 1999. Based on negotiations to date and management's assessment of current conditions in the overall financing market, management believes it will be able to secure new financing on terms at least as favorable as its current agreement.

FOREIGN CURRENCIES

In general, the impact of foreign currency gains/losses are immaterial to the Company as a whole. ColorSpan Europe, Ltd. ("CSE") extends credit in the normal course of business in five relatively stable European currencies. In addition, CSE's financing agreement allows it to factor those receivables and receive Dutch Guilders in which it pays its expenses. The impact of this is to effectively hedge the Company's exposure to foreign currency risk. Essentially all other transactions are in U.S. dollars.

YEAR 2000

The Company is currently working to resolve the potential impact of the Year 2000 on the processing of time-sensitive information by its computerized information systems. Year 2000 issues may arise if computer programs have been written using two digits (rather than four) to define the applicable year. In such case, programs that have time-sensitive logic may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failures. The Company utilizes a number of computer programs across its entire operation. Year 2000 issues could impact the Company's information systems as well as computer hardware and equipment that is part of its telephone network such as switches, termination devices and SONET rings that contain embedded software or "firmware."

The Company's exposure to potential Year 2000 problems exists in two general areas: technological operations in the sole control of the Company, and technological operations dependent in some way on one or more third parties. The majority of the Company's exposure in potential Year 2000 problems is in the latter area where the situation is much less within the Company's ability to predict or control. The Company's business is heavily dependent on third parties, many of whom are themselves heavily dependent on technology. The Company cannot control the Year 2000 readiness of those parties. In some cases, the Company's third-party dependence is on vendors of technology who are themselves working towards solutions to Year 2000 problems. The Company has initiated projects to identify and correct the potential problem in all of its enterprise systems. The costs incurred to date total less than $30,000 and have been expensed in the financial statements. The Company is using internal resources to test the software modifications. Funding for this area is expected to, and has come from, cash flow from operations. Management expects that additional costs for this issue will not be material.

THE COMPANY'S PRODUCTS. The Company designs and sells products which are heavily reliant on software. While the Company has taken appropriate steps to ensure the readiness of this software and believes it to be compliant, the

Company cannot be certain that the software will operate error free, or that the Company will not be subject to litigation, whether the software operates error free or not. However, the Company believes that based on its efforts to ensure compliance and the fact that the calculations needed in and by its products are not date dependent, it is not reasonably likely that the Company will be subject to such litigation.

CONTINGENCY PLANS. The Company has not yet completed its planning and preparations to handle the most reasonably likely worst case scenarios described above. The Company intends to develop contingency plans for these scenarios during fiscal 1999. The Company believes that this is the appropriate timeframe for developing such plans and that efforts prior to that time should be focused on renovation, testing and verification of its system modifications.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
-------  --------------------------------------------

See Financial Statements and Supplementary Data attached.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------  ---------------------------------------------------------------
         FINANCIAL DISCLOSURE.
         ---------------------

None

                                    PART III
                                    --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
--------  ---------------------------------------------------

THE FOLLOWING TABLE SETS FORTH INFORMATION, AS OF AUGUST 31, 1998, CONCERNING THE DIRECTORS OF THE COMPANY:
                                                                          Year
                                                                         Became
Name, Age, Positions, Principal Occupations, Directorships              Director
--------------------------------------------------------------------------------

             DIRECTORS WHOSE TERMS EXPIRE IN 1999

MELVIN L. MASTERS; age 44; Mr. Masters co-founded the Company in           1989
February, 1986 and has been Chairman, Chief Executive Officer and
President of the Company since it acquired LMC in May 1989. Mr. Masters is also the sole shareholder, director and CEO of TimeMasters, Inc.
(TMI), a company established for the purpose of property management which has additional investments in the fields of wireless voice and data communications, internet services and personal motor sports products.

RALPH D. ROLEN; age 44; Mr. Rolen is Senior Vice President and Manager     1989
of the Retail Credit Division of First Tennessee National Bank of
Memphis, Tennessee, a position he has held since January 1989.

             DIRECTORS WHOSE TERMS EXPIRE IN 2001

ROHAN CHAMPION; age 40; Mr. Champion has been Vice President, Strategy     1998
and Alliances at Federal Express Corp., since 1996. Prior to joining
Federal Express, he was Vice President, Corporate Strategy and New
Services for AT&T. He has also held positions at Novell, Inc., ARINC-Endeavor Group and Oracle Corporation.

JEAN-LOUIS GASSEE; age 54; Since 1990, Mr. Gassee has been Chairman and    1990
Chief Executive Officer of Be, Inc. of Menlo Park, California. That company is involved in personal computer technology. From August 1988 until September 1990, Mr. Gassee was President of the Apple Products
Division of Apple Computer, Inc. Prior to that time he held the offices of Senior Vice President of Research and Development (1987 to August
1988) and Vice President of Product Development of Apple Computer, Inc.
from 1985 to 1987. Mr. Gassee is also a director of Electronics for Imaging, Inc. of San Bruno, California and 3COM, Inc., Sunnyvale,
California.


THE FOLLOWING TABLE SETS FORTH INFORMATION, AS OF AUGUST 31, 1998, REGARDING THE EXECUTIVE OFFICERS OF THE COMPANY:

Name                Age   Positions
--------------------------------------------------------------------------------
Melvin L. Masters    44   Chief Executive Officer, President and Chairman of
                            the Board
Lawrence J. Lukis    50   Chief Engineer
Robert J. Wenzel     47   Chief Operating Officer and President ColorSpan
                            Corporation
Thomas D. Ryan       40   Executive Vice President
James Horstmann      37   Chief Financial Officer
David Alexander      39   Secretary
Timothy N. Thurn     42   Treasurer

MR. LUKIS is the Chief Engineer and a co-founder of the Company.

MR. WENZEL has been Chief Operating Officer of the Company since October 1991 and President of ColorSpan Corporation, the Company's principal operating subsidiary, since October 1989. He joined ColorSpan as General Manager of the PC Division in May 1989 and became Executive Vice President shortly thereafter.

MR. RYAN has been Managing Director of ColorSpan Europe, Ltd. since January 1995 and assumed the Executive Vice President position for the Company in May 1996. From 1985 to July 1994, Mr. Ryan worked for Mentor Corporation as Vice President and General Manager of its Minnesota operations.

MR. HORSTMANN has been Chief Financial Officer of the Company since May 1997, and prior to that was the Vice President of Materials and Administration for ColorSpan Corporation. Mr. Horstmann has been with the Company since April 1994. Prior to joining the Company, Mr. Horstmann was with the accounting firm of Boulay Heutmaker Zibell & Co., PLLP. Mr. Horstmann is a Certified Public Accountant (CPA).

MR. ALEXANDER has held the position of Vice President of Information Strategy of the Company since September 1997 and has been Secretary of the Company since January 1998. Mr. Alexander joined ColorSpan Corporation in 1990 and has held a variety of management positions in Research and Development, Marketing and Business Development.

MR. THURN has been Treasurer of the Company since June 1989 and of ColorSpan Corporation since March 1987. Mr. Thurn has experience as both a public and private accountant. Mr. Thurn is a Certified Public Accountant (CPA) and Certified Management Accountant (CMA).

Officers of the Company are elected annually by the Board of Directors. All of the current officers have been re-elected to serve in the same positions for the coming year.

ITEM 11.   EXECUTIVE COMPENSATION.
--------   -----------------------

SUMMARY COMPENSATION TABLE

The following table sets forth the cash and noncash compensation for each of the last three fiscal years awarded to or earned by the Chief Executive Officer of the Company and the four other most highly compensated executive officers of the Company whose salary and bonus earned in the fiscal year ended June 30, 1998 exceeded $100,000 for services rendered.


===============================================================================================================
                                        Annual compensation             Long term compensation
                                  --------------------------------  -------------------------------
                                                                           Awards
                                                            Other   ---------------------  Payouts/   All other
                                                            annual  Restricted             LTIP        compen
Name and principal         Year    Salary ($)   Bonus ($)  compens     stock    Options/   payouts     -sation
position                                                    ation     award(s)  SARs (#)   ($)           ($)
                                                             ($)        ($)
------------------------  ------  -----------  ----------  -------  ----------  ---------  --------  ----------
Melvin Masters             1998    $ 175,000                                                          $ 8,904(1)
Chief Executive Officer    1997      208,333                                                            7,536(1)
                           1996      246,875                                                            6,736(1)
------------------------  ------  -----------  ----------  -------  ----------  ---------  --------  ----------
Robert Wenzel              1998    $ 175,000
Chief Operating Officer    1997      208,333
                           1996      203,125                                     220,000
------------------------  ------  -----------  ----------  -------  ----------  ---------  --------  ----------
Thomas D. Ryan             1998    $ 175,000                                     120,000
Executive Vice             1997      175,000
President                  1996      131,458    $ 16,500                          40,000
------------------------  ------  -----------  ----------  -------  ----------  ---------  --------  ----------
Larry Lukis                1998    $ 149,479                                                          $12,628(1)
Chief Engineer             1997      177,083                                                           11,578(1)
                           1996      150,000                                                           10,908(1)
------------------------  ------  -----------  ----------  -------  ----------  ---------  --------  ----------
James H. Horstmann         1998    $ 158,125                                     120,000
Chief Financial Officer    1997         *
                           1996         *
===============================================================================================================

*Became executive officer during fiscal 1998.
(1)Premiums for life insurance where the Company is not the beneficiary.


STOCK OPTIONS

The Company maintains a Stock Option Plan pursuant to which executive officers, other employees and certain non-employees providing services to the Company may receive options to purchase the Company's common stock.


The following table summarizes grants of stock options during fiscal 1998 to the Chief Executive Officer and the Executive Officers named in the Summary Compensation Table:

OPTIONS/SAR GRANTS IN LAST FISCAL YEAR

=========================================================================================================

                                                                               Potential Realizable
                                                                           Value at Assumed Annual Rates
 Individual Grants                                                        of Stock Price Appreciation for
                                                                                    Option Term
------------------------------------------------------------------------  -------------------------------
                                   % of Total
                                    Options/
                     Options/     SARs Granted   Exercise or
                       SARs       to Employees   Base Price     Expiration      5% ($)     10% ($)
Name                 Granted     in Fiscal Year   ($/Share)        Date
                       (#)
------------------  -----------  --------------  -----------  --------------  ----------  ----------
Thomas D. Ryan       120,000(1)       11.4%         $3.00     September 2007   $226,404    $573,732
------------------  -----------  --------------  -----------  --------------  ----------  ----------
James H. Horstmann   120,000(1)       11.4%         $3.00     September 2007   $226,404    $573,732

--------------------------------------------------------------------------------------------------------

(1)Options vest nine years from date of issuance with accelerated vesting contingent upon meeting performance goals as established by the Chief Executive Officer.

The following table summarizes exercises of stock options during fiscal 1998 by the Chief Executive Officer and the Executive Officers named in the Summary Compensation Table:


              AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES
===============================================================================================================
                                                                      Number of        Value of unexercised in-
                                                                     unexercised       the-money options/SARs
                                                                 options/SARs at FY-        at FY-end ($)
                        Shares acquired on  Value realized ($)  end (#) exercisable /      exercisable/
Name                       exercise (#)                             unexercisable         unexercisable (1)
----------------------  ------------------  ------------------  ---------------------  ------------------------
Melvin L. Masters               -0-                 -0-                  -0-                     -0-
----------------------  ------------------  ------------------  ---------------------  ------------------------
Robert J. Wenzel                -0-                 -0-            62,500 / 202,500     $ 139,581 / $ 202,031
----------------------  ------------------  ------------------  ---------------------  ------------------------
Thomas D. Ryan                  -0-                 -0-            70,000 / 170,000     $ 109,375 / $ 265,625
----------------------  ------------------  ------------------  ---------------------  ------------------------
Larry Lukis                     -0-                 -0-                  -0-                     -0-
----------------------  ------------------  ------------------  ---------------------  ------------------------
James H. Horstmann              -0-                 -0-            41,250 / 168,750      $ 64,453 / $263,672

===============================================================================================================

(1) Represents the difference between the closing price of the Company's common stock on June 30, 1998 and the exercise price of the options.


LONG-TERM INCENTIVE PLAN AWARDS

Other than the Stock Option Plan reported on above, the Company does not maintain any long-term incentive plans.

DIRECTOR COMPENSATION

For fiscal year 1998, there was no plan for compensation to non-employee directors. All directors were reimbursed for their expenses incurred in attending meetings. Jean-Louis Gassee and Rohan Champion also acted as consultants to the Company. Consulting fees of $12,000 were incurred for services provided by Mr. Gassee during fiscal 1998. Jean-Louis Gassee has significant expertise in the personal computer industry and in the management of research and development of hardware and software products. His expertise in the trends and issues in this industry was not available within the Company and could only be obtained through a relationship with a specialized consultant or highly compensated employee, if one could be identified and retained. Mr. Gassee consulted with the Company on a number of issues including industry trends, and product development issues. Consulting fees of $29,169 were incurred for services provided by Mr. Champion during fiscal 1998. Mr. Champion has significant expertise in electronic commerce and supply chain management. The consulting fees paid to Mr. Gassee and Mr. Champion were determined and set based on anticipated consulting services and the market cost therefor. The Company believes that the consulting fees paid to Mr. Gassee and Mr. Champion represent the approximate market value for the consulting services performed and that which might be obtained from similar arrangements with non-affiliates.

EMPLOYMENT AGREEMENTS

At June 30, 1998, the Company had employment agreements with Messrs. Masters, Lukis, Wenzel, Ryan, Horstmann and several other members of management. The agreements for Messrs. Masters, Wenzel and certain members of management renew automatically on an annual basis unless terminated by either party by written notice prior to the renewal date. The agreement with Mr. Lukis continues until terminated on 60 days notice. The agreements provide for continuation payments equal to 36 months pay for Mr. Masters and one other non-officer. Mr. Lukis' agreement provides for a continuation of payments for a period depending upon the length of the non-competition period requested by the Company following termination. Agreements are in place for 12 months pay for Mr. Wenzel, Mr. Ryan, Mr. Horstmann, and certain other members of management upon termination of employment in certain circumstances, including change of control. As of June 30, 1998 minimum salary levels of $250,000 were set for each of Messrs. Masters, Lukis, and Wenzel. By agreement, these individuals reduced their compensation to $175,000 in March 1997, and the compensation has not been adjusted to the levels previously set.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Chief Executive Officer of the Company, Melvin L. Masters, is a member of the Compensation Committee. Mr. Masters' compensation is set by the Board of Directors as a whole with Mr. Masters abstaining.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
--------  ---------------------------------------------------------------

The following table sets forth, as of August 31, 1998, certain information with respect to beneficial share ownership by the directors, individually; by all persons known to management to own more than 5% of the Company's outstanding Common Stock, individually; and by all executive officers and directors as a group. Except as otherwise indicated, the shareholders listed below have sole investment and voting power with respect to their shares.

                                            Number of
                                        Beneficially Owned    Percent of  Shares
Name of Beneficial Owner                      Shares             Outstanding
------------------------                      ------             -----------

Sihl-Zurich Paper Mill on Sihl AG (1)       2,742,858              14.7%

Melvin L. Masters (2)                       2,550,525              13.7%
3213 South Duluth Avenue
Sioux Falls, SD  57105

Lawrence J. Lukis (3)                       1,003,222               5.4%
3250 Fox Street
Long Lake, MN  55356

Jean-Louis Gassee (4)                          85,000                *

Robert J. Wenzel (5)                           74,300                *

James H. Horstmann (6)                         41,250                *

Thomas D. Ryan (7)                             77,000                *

Rohan Champion (8)                             20,000                *

All officers and directors
as a group (11 persons) (9)                 3,977,946              21.3%
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

(5) Includes 62,500 shares issuable to Mr. Wenzel under options which are exercisable or will become exercisable within 60 days. Also includes shares held as trustee for four education trusts.

(6) Includes 41,250 shares issuable to Mr. Horstmann under options which are exercisable or will become exercisable within 60 days.

(7) Includes 70,000 shares issuable to Mr. Ryan under options which are exercisable or will become exercisable within 60 days.

(8) Includes 20,000 shares issuable to Mr. Champion under options which are exercisable or will become exercisable within 60 days.

(9) Includes 326,400 shares issuable under options which are exercisable or will become exercisable within 60 days and warrants to purchase 1,192,239 shares.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
---------------------------------------------------------

The Company has the following arrangements with certain of its directors, executive officers or five percent shareholders:

(1) The Company leases space it currently occupies in Shady View I & II, with Grandchildren's Realty Alternative Management Partnership I (GRAMPI), a Minnesota limited partnership. The general partner of GRAMPI is TimeMasters, Inc., a Minnesota corporation which is owned by Melvin L. Masters. One of the limited partners of GRAMPI is the Masters Trust I, of which Ralph Rolen, a director of the Company, was Trustee at the time of the negotiations. The Company retained the services of an outside law firm as well as an independent commercial real estate brokerage firm in negotiating the lease. The Company leases 168,034 square feet of space under this agreement which has a term of fifteen years and a monthly base rate as of August 31, 1998, of $100,083. The base rate escalates periodically over the term of the lease. The Company is also required to pay its pro-rata share of property taxes, utilities and essentially all other operating expenses. There is no renewal option. Rent expense under this lease was $1,547,000 in fiscal 1998.

(2) Under a Use Indemnification Agreement and certain related Board of Directors' actions, the Company has the right to sponsor business and business-related occasions at facilities owned by Masters Trust I and/or Melvin L. Masters and/or TimeMasters, Inc and/or GRAMPI and/or GRAMPI #2. In addition, the Company occasionally uses an airplane that is owned by a Company controlled by Mr. Masters, for business-related travel. The Company indemnifies the owners against loss or damage, reimburses out-of-pocket expenses and pays a usage charge based on what management believes are market rates. The Company also uses the services of a travel agency which is controlled by Mr. Masters. In the fiscal year ended June 30, 1998 charges totaled $198,723.

(3) The Company has installed a campus-wide TimeMasters, Inc. wireless voice system in its Eden Prairie facility. There are no monthly call operating charges for unlimited use of that system. The system hardware was acquired in fiscal 1995 for $211,000 based on competitive proposals for two other comparable systems. Upgrades to the system amounted to $52,970 in fiscal 1998. TimeMasters, Inc. is a Minnesota corporation wholly-owned by Melvin L. Masters.

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

(6) The Company has occasionally prepaid the rent and lease expense to GRAMPI for the Shady View I and II properties. When rent is prepaid there is an adjustment of the amount paid for rent at the next regular payment date to reflect the prepayment. In addition, interest is charged during the interim period.

(7) Melvin L. Masters, the Company's CEO, borrowed $585,000 from the Company in November 1996. The amount borrowed was repaid in December 1996 together with interest at 10%.

(8) In June 1998, the Company loaned $250,00 to GRAMPI. The note is personally guaranteed by Mr. Masters and is secured by certain shares of the Company's common stock owned by GRAMPI, bears interest at the Prime Rate plus 2.0% and is due February 25, 1999.

Each of the foregoing transactions was approved by a disinterested majority of the Board of Directors of the Company, by shareholders, or by both. The Company believes that each such transaction is on terms at least as favorable to the Company as could have been obtained from an unaffiliated entity.

(9) The Company and TimeMasters, Inc. share facilities and expenses from time to time. The intercompany receivable at June 30, 1998 was $87,460. The amount bears interest at 10%.

(10) The Company purchases certain inventory from Sihl-Zurich Paper Mill on Sihl AG, a greater than 5% shareholder of the Company. Total purchases in fiscal 1998 from Sihl were $2,721,156.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
--------  -----------------------------------------------------------------

(a) 1.   Financial Statements

         Consolidated Financial Statements of VirtualFund.com, Inc. and
         Subsidiaries:

                  Independent Auditors' Report

                  Consolidated Balance Sheets as of June 30, 1998 and 1997

                  Consolidated Statements of Operations for the fiscal years ended June 30, 1998, 1997 and 1996

                  Consolidated Statements of Stockholders' Equity for the fiscal years ended June 30, 1998, 1997 and 1996

                  Consolidated Statements of Cash Flows for the fiscal years ended June 30, 1998, 1997 and 1996

                  Notes to Consolidated Financial Statements

(a) 2.   Financial Statement Schedules
         VirtualFund.com, Inc. and Subsidiaries

         Schedule I    --  Condensed Financial Information of the Registrant
                           (Parent Only)
         Schedule II   --  Valuation and Qualifying Accounts

         Schedules not listed above have been omitted because they are either not applicable or required information has been given in the consolidated financial statements or notes thereto.


(a) 3.   Listing of Exhibits
Exhibit
Number   Description
------   -----------

10.1 Amendment No. 3 to Credit Agreement dated May 14, 1997 between LaserMaster Corporation and General Electric Capital Corporation.

10.2 Amendment No. 4 to Credit Agreement dated October 14, 1997 between ColorSpan Corporation and General Electric Capital Corporation.

10.3 Fifth Amendment to Credit Agreement dated February 17, 1998 between ColorSpan Corporation and General Electric Capital Corporation.

10.4 Sixth Amendment and Consent to Credit Agreement dated June 30, 1998 between ColorSpan Corporation and General Electric Capital Corporation.

10.5 Seventh Amendment and Consent to Credit Agreement dated July 15, 1998 between ColorSpan Corporation and General Electric Capital Corporation.

10.6 LaserMaster Technologies, Inc. minutes of shareholder meeting dated April 3, 1998 which amends Article I of the Articles of Incorporation to change the company name to VirtualFund.com, Inc.

10.7 Promissory Note with Grandchildren's Realty Alternative Program I, LP, Pledge Agreement and Guaranty.

27.1     Financial Data Schedule.

99.      Cautionary Factors Under Private Securities Litigation Reform Act of
         1995.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  September 25, 1998
                                                   VIRTUALFUND.COM, INC.

                                                   By  /s/ Melvin L. Masters
                                                       -------------------------
                                                   Melvin L. Masters, President,
                                                   Chief Executive Officer and
                                                   Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/Melvin L. Masters            President, Chief Executive Officer
------------------------        and Chairman of the Board
Melvin L. Masters               (Principal Executive Officer)

/s/Rohan Champion               Director
------------------------
Rohan Champion

/s/Ralph D. Rolen               Director
------------------------
Ralph D. Rolen

/s/Jean-Louis Gassee            Director
------------------------
Jean-Louis Gassee

/s/James H. Horstmann           Chief Financial Officer and
------------------------        Principal Accounting Officer
James H. Horstmann

INDEPENDENT AUDITORS' REPORT




Board of Directors and Stockholders
VirtualFund.com, Inc. and Subsidiaries
Eden Prairie, Minnesota

We have audited the consolidated balance sheets of VirtualFund.com, Inc. (formerly LaserMaster Technologies, Inc.) and Subsidiaries (the Company) as of June 30, 1998 and 1997 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 1998 and financial statement schedules listed in the index at
Item 14(a)(2). These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of VirtualFund.com, Inc. and Subsidiaries as of June 30, 1998 and 1997 and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements, taken as a whole, present fairly in all material respects the information therein set forth.



Deloitte & Touche LLP
Minneapolis, Minnesota
August 7, 1998

VIRTUALFUND.COM, INC. (formerly LaserMaster Technologies, Inc.) AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------


                                                                June 30, 1998  June 30, 1997
                                                                -------------  -------------
ASSETS
 CURRENT ASSETS:
   Cash and cash equivalents                                    $  5,011,181   $   484,106
   Accounts receivable, less allowance for doubtful
    accounts and sales returns of $1,662,000 and
    $1,987,000, respectively (Notes 5 and 13)                     11,648,638    12,129,091
   Inventory (Notes 3, 5 and 13)                                   6,819,968     9,184,671
   Other current assets                                            1,918,258     2,158,833
   Deferred income taxes (Note 11)                                 1,214,000     4,073,000
                                                                ------------   -----------
       TOTAL CURRENT ASSETS                                       26,612,045    28,029,701

PROPERTY AND EQUIPMENT, NET
    (Notes 4, 6 and 13)                                            2,776,339     3,570,662

DEFERRED INCOME TAXES (Note 11)                                    3,552,000       693,000

ACQUIRED TECHNOLOGY, PATENTS
  AND LICENSES, less accumulated amortization
    of $747,719  and $743,284, respectively (Note 5)                 179,286       337,570
                                                                ------------   -----------
                                                                $ 33,119,670   $32,630,933
                                                                ============   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes payable (Notes 5 and 13)                                $  2,015,988   $ 2,781,468
  Current maturities of long-term debt (Notes 6 and 13)              259,550       636,665
  Convertible subordinated debenture (Note 7)                        375,866
  Accounts payable (Note 13)                                      10,524,613    10,232,865
  Accrued payroll and payroll taxes                                1,475,317     1,623,558
  Other current liabilities (Note 13)                              1,412,021     1,649,062
  Deferred revenue                                                 1,222,265     1,374,447
                                                                ------------   -----------
       TOTAL CURRENT LIABILITIES                                  17,285,620    18,298,065

CONVERTIBLE SUBORDINATED DEBENTURE (Note 7)                                      2,233,414

LONG-TERM DEBT, less current maturities (Notes 6 and 13)              66,746       184,729

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS' EQUITY: (Notes 7, 8, 9, 11, 16 and 17)
  Common stock, $.01 par value; authorized
    30,000,000 shares;  15,178,866 and 14,432,462 shares issued
    and outstanding, respectively                                    151,789       144,325
  Preferred stock, $.01 par value; authorized
    5,000,000 shares; no shares issued or outstanding
  Additional paid-in capital                                      32,995,320    30,876,964
  Accumulated deficit                                            (17,379,805)  (19,106,564)
                                                                ------------   -----------


       TOTAL STOCKHOLDERS' EQUITY                                 15,767,304    11,914,725
                                                                ------------   -----------
                                                                $ 33,119,670   $32,630,933
                                                                ============   ===========

                 See notes to consolidated financial statements.

VIRTUALFUND.COM, INC. (formerly LaserMaster Technologies, Inc.) AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                                                    Years Ended June 30,
                                                              ---------------------------------------------------------
                                                                 1998                   1997                    1996
                                                              -----------           ------------           ------------

NET SALES (Note 14)                                           $80,731,534           $ 86,563,422           $ 93,592,044

COSTS OF GOODS SOLD (Notes 2 and 13)                           48,050,731             61,912,116             64,378,882
                                                              -----------           ------------           ------------
     GROSS PROFIT                                              32,680,803             24,651,306             29,213,162

OPERATING EXPENSES
  Sales and marketing                                          14,335,306             18,131,483             21,108,559
  Research and development                                      6,503,287              6,387,642              6,148,919
  General and administrative (Note 13)                          9,505,652             10,096,910             11,310,135
  Restructuring and other special charges (Notes 2 and 16)                             4,935,563              4,431,273
                                                              -----------           ------------           ------------
                                                               30,344,245             39,551,598             42,998,886
                                                              -----------           ------------           ------------
     OPERATING PROFIT (LOSS)                                    2,336,558            (14,900,292)           (13,785,724)

OTHER INCOME (EXPENSE)
  Interest expense (Note 13)                                     (715,048)            (1,388,247)            (1,784,365)
  Interest income (Note 13)                                       118,494                154,559                 17,728
  Other income (expense)                                          (13,245)               223,292                (56,173)
                                                              -----------           ------------           ------------
                                                                 (609,799)            (1,010,396)            (1,822,810)
                                                              -----------           ------------           ------------

EARNINGS (LOSS) BEFORE INCOME TAXES                             1,726,759            (15,910,688)           (15,608,534)

INCOME TAX (PROVISION) BENEFIT (Note 11)                                              (1,289,000)             5,147,000
                                                              -----------           ------------           ------------

NET EARNINGS (LOSS)                                           $ 1,726,759           $(17,199,688)          $(10,461,534)
                                                              ===========           ============           ============


NET EARNINGS (LOSS) PER COMMON SHARE -
     BASIC (Note 12)                                          $       .12           $      (1.25)          $       (.93)
                                                              ===========           ============           ============

NET EARNINGS (LOSS) PER COMMON SHARE -
     ASSUMING DILUTION (Note 12)                              $       .11           $      (1.25)          $        (.93)
                                                              ===========           ============          ==============


Weighted average common shares outstanding (Note 12)           14,716,003             13,705,609              11,305,232
                                                              ===========           ============           =============

Weighted average common and dilutive
     potential common shares outstanding (Note 12)             15,602,071             13,705,609              11,305,232
                                                              ===========           ============           =============





                 See notes to consolidated financial statements.

VIRTUALFUND.COM, INC. (formerly LaserMaster Technologies, Inc.) AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------


                                                                                         Retained
                                                Common Stock            Additional       Earnings
                                       ----------------------------      Paid-In       (Accumulated
                                          Shares          Amount         Capital          Deficit)         Total
                                       ------------    ------------    ------------    ------------    ------------

BALANCES, JUNE 30, 1995                  11,176,382    $    111,764    $ 16,626,953    $  8,554,658    $ 25,293,375


Issuance of common stock -
   Stock options exercised (Note 9)         249,752           2,497         577,602                         580,099
Stock option tax benefit (Note 11)                                          226,000                         226,000
Net loss                                                                                (10,461,534)    (10,461,534)
                                         ----------    ------------    ------------    ------------    ------------

BALANCES, JUNE 30, 1996                  11,426,134         114,261      17,430,555      (1,906,876)     15,637,940


Issuance of common stock -
  Private placements (Note 8)             2,695,971          26,960      11,810,376
                                                                                                         11,837,336
  Conversion of debentures (Note 7)         105,000           1,050         361,763                         362,813
  Stock options exercised (Note 9)          180,357           1,804         339,520                         341,324
  Services rendered                          25,000             250          99,750                         100,000
Litigation settlement (Note 16)                                             636,000                         636,000
Stock option tax benefit (Note 11)                                          199,000                         199,000
Net loss                                                                                (17,199,688)    (17,199,688)
                                         ----------    ------------    ------------    ------------    ------------

BALANCES, JUNE 30, 1997                  14,432,462         144,325      30,876,964     (19,106,564)     11,914,725


Issuance of common stock -
   Conversion of debentures (Note 7)        525,000           5,250       1,985,146                       1,990,396
   Stock options exercised (Note 9)          80,071             801         134,623                         135,424
   Litigation settlement (Note 16)          141,333           1,413          (1,413)
Net earnings                                                                              1,726,759       1,726,759
                                         ----------    ------------    ------------    ------------    ------------

BALANCES, JUNE 30, 1998                  15,178,866    $    151,789    $ 32,995,320    $(17,379,805)   $ 15,767,304
                                         ==========    ============    ============    ============    ============


                 See notes to consolidated financial statements.

VIRTUALFUND.COM, INC. (formerly LaserMaster Technologies, Inc.) AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (NOTE 15)
--------------------------------------------------------------------------------


                                                                                   Years Ended June 30,
                                                              -----------------------------------------------------------
                                                                   1998                    1997                   1996
                                                              -------------           -------------         -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings (loss)                                        $   1,726,759           $ (17,199,688)        $ (10,461,534)
   Adjustments to reconcile net earnings (loss) to net
       cash provided by (used in) operating activities:
      Depreciation and amortization                               1,843,802               5,526,593             5,859,577
      Amortization of deferred financing costs                      214,679                 221,385               240,335
      Revaluation of acquired technology, patents and licenses                            1,024,374             2,582,840
      Revaluation of capitalized software                                                 3,214,690               768,059
      Loss on sale of property and equipment                        102,875                 149,395               528,840
      Gain on settlement of product quality issues                                       (1,416,665)
      Litigation settlement                                                                 636,000
      Deferred income taxes                                                               1,084,000            (4,318,000)
      Stock option tax benefit                                                              199,000               226,000
   Change in current assets and current liabilities:
      Accounts receivable                                           730,453                 415,306             4,541,241
      Inventory                                                   2,364,703               5,789,962             8,085,173
      Other current assets                                           25,896                 403,566              (571,353)
      Income tax receivable                                                                 400,781              (400,781)
      Accounts payable                                              424,596              (4,049,438)           (1,027,772)
      Accrued payroll and payroll taxes                            (148,241)               (292,350)             (191,625)
      Income taxes payable                                                                  273,273              (201,768)
      Other current liabilities                                    (237,041)                175,525              (185,849)
      Deferred revenue                                             (152,182)               (519,815)              698,622
                                                             --------------          --------------         -------------
NET CASH PROVIDED BY (USED IN)
   OPERATING  ACTIVITIES                                          6,896,299              (3,964,106)            6,172,005

CASH FLOWS FROM  INVESTING ACTIVITIES:
   Notes receivable - related party                                (250,000)               (585,000)
   Collection of notes receivable - related party                                           585,000
   Additions to property and equipment                             (815,336)             (1,058,108)           (1,660,716)
   Additions to capitalized software costs                                               (1,557,931)           (2,660,717)
   Proceeds from sale of property and equipment                      24,600                  82,357                53,968
   Additions to patents and other assets                            (43,163)               (500,596)           (2,056,156)
                                                              --------------          --------------        --------------
NET CASH USED IN INVESTING ACTIVITIES                            (1,083,899)             (3,034,278)           (6,323,621)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net payments under revolving credit lines                       (765,480)             (1,740,053)           (1,918,979)
   Proceeds from note payable to related party                                                                  1,765,000
   Proceeds from notes payable                                                                                    271,149
   Repayments of notes payable                                                                                   (293,550)
   Proceeds from long-term debt                                                                                   307,514
   Payments on long-term debt                                      (655,269)             (1,246,968)           (1,075,989)
   Issuance of common stock                                         135,424              10,378,660               580,099
                                                              -------------           -------------         -------------
NET CASH (USED IN) PROVIDED BY
   FINANCING ACTIVITIES                                          (1,285,325)              7,391,639              (364,756)
                                                              -------------          -------------         --------------

INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                               4,527,075                 393,255              (516,372)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF YEAR                                                484,106                  90,851               607,223
                                                              -------------           -------------         -------------

CASH AND CASH EQUIVALENTS AT
   END OF YEAR                                                $   5,011,181           $     484,106         $      90,851
                                                              =============           =============         =============



                 See notes to consolidated financial tatements.

VIRTUALFUND.COM, INC. (FORMERLY LASERMASTER TECHNOLOGIES, INC.) AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

         BUSINESS
         VirtualFund.com, Inc. (the Company) designs, manufactures, markets and sells wide-format digital color printers, aftermarket inks and specialty coated media for graphic arts professionals. The Company also develops and sells Internet-based electronic commerce software and offers aftermarket customization and support services.

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

         CONSOLIDATION
         The consolidated financial statements include the accounts of VirtualFund.com, Inc. and its subsidiaries, Embedded Data Systems, Corp. and ColorSpan Corporation (CSC) (formerly LaserMaster Corporation), and CSC's subsidiaries, ColorSpan Europe, Ltd. (CSE) (formerly LaserMaster Europe, Ltd.), ColorSpan Asia/Pacific, Ltd. (CSA) (formerly LaserMaster Asia/Pacific, Ltd.), and ColorSpan Latin America, Inc. (CSLA) (formerly ColorMasters, Inc.). All significant intercompany balances and transactions have been eliminated in consolidation.

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

         CAPITALIZED SOFTWARE
         Software development costs incurred subsequent to establishment of the software's technological feasibility are capitalized. Capitalization ceases when the software is available for general release to customers. The recoverability of capitalized software development costs is continually evaluated, and provisions for estimated losses are recorded in the period such losses are determined. Amortization of capitalized software development costs is provided at the greater of the amount computed using (a) the ratio of current gross revenues from a product to the total of current and anticipated future gross revenues from the product or (b) the straight-line method over the remaining estimated economic life of the product. Generally, an original estimated economic life of three years is assigned to capitalized software development costs. Amortization of capitalized software development costs included in cost of goods sold aggregated $2,494,154 and $2,732,829 for the fiscal years ended June 30, 1997 and 1996, respectively. Provisions for impairment losses totaled $3,214,690 and $768,059 for the years ended June 30, 1997 and 1996, respectively. These provisions reduced the Company's capitalized software development costs to zero at June 30, 1997. Software development costs incurred during fiscal 1998 were not significant, and as such, no costs were capitalized.

         ACQUIRED TECHNOLOGY, PATENTS, AND LICENSES
         Acquired technology, patents, and licenses are amortized using the straight-line method over the estimated useful lives of the assets, generally from three to five years. Amortization of acquired technology, patents and licenses included in general and administrative expenses aggregated $200,957, $710,838 and $596,277 for the fiscal years ended June 30, 1998, 1997, and 1996, respectively. The recoverability of these assets is continually evaluated by comparing the remaining unamortized cost to the estimated future cash flows of the associated assets. Provisions for estimated losses are recorded in the period such losses are determined and totaled $1,533,837 and $2,582,840 for the years ended June 30, 1997 and 1996, respectively.

         ACCOUNTS PAYABLE
         Accounts payable include $1,243,101 at June 30, 1997 related to issued checks which had not cleared the Company's bank accounts reduced by deposits in transit and cash on deposit in the Company's depository banks.

         FAIR VALUE OF FINANCIAL INSTRUMENTS
         Statement of Financial Accounting Standards (SFAS) No. 107, "DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS," requires disclosure of the fair value of certain financial instruments. Cash and cash equivalents, accounts receivable, short-term debt, accounts payable, and accrued liabilities are reflected in the financial statements at their estimated fair value. The carrying amount of the Company's long-term debt approximated its fair value at June 30, 1998 and 1997 due to the debt agreements containing market interest rates.

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

         At June 30, 1998, $21,000 of advertising was included in other current assets as compared with $7,000 at June 30, 1997. Advertising expense was $3,549,000, $6,298,000 and $7,343,000 for the fiscal years ended
         June 30, 1998, 1997, and 1996, respectively.

         NET EARNINGS (LOSS) PER COMMON SHARE
         The Company adopted SFAS No. 128, "EARNINGS PER SHARE" effective December 28, 1997. As a result, all prior periods presented have been restated to conform to the provisions of SFAS No. 128, which requires the presentation of basic and diluted earnings per share. Basic earnings (loss) per share is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during each period. Diluted earnings (loss) per share is computed under the treasury stock method and is calculated by dividing net earnings (loss) by the weighted average number of common shares and dilutive common equivalent shares outstanding during the period. Common share equivalents included in the calculation reflect the dilutive effect of outstanding stock options, warrants, convertible debenture (Note 7) and the litigation settlement (Note 16) . During fiscal years 1997 and 1996, common equivalent shares are excluded from the calculation because they are anti-dilutive.

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

         NEW ACCOUNTING STANDARDS
         The Financial Accounting Standards Board has recently issued SFAS No. 130, "REPORTING COMPREHENSIVE INCOME" and SFAS No. 131, "DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION". The Company intends to adopt these standards in fiscal 1999 by making the required disclosures. Therefore, the adoption of these standards is not expected to have an effect on the Company's financial position or results of operations.

         The Financial Accounting Standards Board has also recently issued SFAS No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES" which will be effective for the Company in fiscal 2000. The Company is reviewing the requirements of this standard and has not yet determined the impact on the financial statements of the Company.


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

         In May 1996, the Company incurred pre-tax charges of $9.9 million, consisting of restructuring and other special charges of $4.4 million and a special charge to cost of sales of $5.5 million related to its revised business plan and technical problems in one of its products. Included in the $4.4 million charge is $3.3 million for the revaluation of intellectual property tied to certain technologies and contract rights associated with the transition from a systems integrator to a manufacturer of printing engines. The charge also includes a $1.1 million provision for severance related to workforce reductions, expected losses on the sale of tangible assets and expenses under non-cancelable leases as a result of consolidating foreign sales offices and certain domestic operations. At June 30, 1998, approximately $629,000 of the total $4.4 million charge remains in current liabilities. At June 30, 1997, approximately $766,000 of the total $4.4 million charge remained in current liabilities. Included in the $5.5 million charge to cost of sales is $4.2 million in inventory revaluation associated with the transition from certain product lines developed as a systems integrator. In addition, the charge includes $1.3 million to cover replacement costs, product returns, and inventory revaluation related to the Company's older model PressMate product.

3.       INVENTORY

         Inventory consists of the following:

                                      June 30, 1998     June 30, 1997
                                      -------------     -------------

         Raw materials                $   3,285,194     $   4,178,139
         Work in process                    207,303           123,664
         Finished goods:
             Consumables                  2,604,318         2,824,753
             Hardware                       723,153         2,058,115
                                      -------------     -------------
                                      $   6,819,968     $   9,184,671
                                      =============     =============


4.       PROPERTY AND EQUIPMENT

         Property and equipment consists of the following:

                                                           Life Used
                                                       for Depreciation    June 30, 1998     June 30, 1997
                                                       ----------------    -------------     -------------

         Computer equipment                                2 - 5 years     $  10,086,605     $  10,416,254
         Trade show computer equipment                     2 - 5 years           217,369           470,007
         Capitalized tooling                                   3 years           440,710           263,693
         Furniture and fixtures                            5 - 7 years         4,123,670         4,359,607
         Purchased software                                    3 years         1,112,377         1,065,817
         Vehicles                                              5 years           209,738           264,171
         Leasehold improvements                                5 years         2,897,817         2,918,862
                                                                           -------------     -------------
                                                                              19,088,286        19,758,411

         Accumulated depreciation and amortization                            16,311,947        16,187,749
                                                                           -------------     -------------
                                                                           $   2,776,339     $   3,570,662
                                                                           =============     =============


         Property and equipment includes assets under capital leases as follows:

                                                                           June 30, 1998     June 30, 1997
                                                                           -------------     -------------

         Computer equipment and purchased software                         $     340,446     $     237,085
         Furniture and fixtures                                                  233,435           709,774
                                                                           -------------     -------------
                                                                                 573,881           946,859
         Accumulated amortization                                                230,247           426,308
                                                                           -------------     -------------
                                                                           $     343,634     $     520,551
                                                                           =============     =============


5.       NOTES PAYABLE

         Notes payable consists of the following:
                                                                           June 30, 1998     June 30, 1997
                                                                           -------------     -------------

         Note payable under revolving
         line of credit (1)                                                                  $   1,708,956

         Note payable under revolving
         line of credit (2)                                                $   2,015,988         1,072,512
                                                                           -------------     -------------

                                                                           $   2,015,988     $   2,781,468
                                                                           =============     =============

         Weighted average interest rate                                             5.81%             8.48%
                                                                           =============     =============




         (1) On January 17, 1996, CSC entered into a credit agreement with a commercial finance company. The agreement allows CSC to borrow up to $10,000,000 based on availability equal to 65% of the net eligible accounts receivable and 25% of the net eligible inventory. Borrowings are secured by inventory, accounts receivable, and general intangibles and bear interest at a defined bank reference rate (prime) plus 2.0% (10.5%
         at June 30, 1998) with a 0.5% unused line fee. At June 30, 1998, approximately $5,259,000 of eligible financing was unused under this credit line. Availability under this credit line fluctuates daily. The agreement expires January 17, 1999 and requires the borrower to meet various financial covenants involving capital expenditures, additions to capitalized software and intellectual property, minimum debt service coverage ratio, and maintenance of a minimum net worth. The agreement also requires CSC to meet various non-financial covenants (Note 13).

         (2) CSE, a subsidiary of the Company's CSC subsidiary, maintains a receivables financing arrangement, which has no stated expiration, with a commercial finance company whereby CSE may borrow up to 80% of eligible accounts receivable, with a maximum advance of $2,500,000. At June 30, 1998, approximately $484,000 was unused under this credit line. Borrowings are due in Dutch Guilders on demand and bear interest at the Promissory Note Discount Rate of the Dutch Central Bank plus 2.5% (5.81% at June 30, 1998). Borrowings in U.S. Dollars are due on demand and bear interest at a rate that fluctuates with the market (8.55% at June 30, 1998).


6.       LONG-TERM DEBT

         Long-term debt consists of the following:

                                                                         June 30, 1998   June 30, 1997
                                                                         -------------   -------------
         Notes payable to a finance company, with monthly payments
         aggregating $9,758, including interest at the "One-Month"
         Commercial Paper rate plus 4.0% (9.49% at June 30, 1998),
         due through May 1999, secured by certain domestic
         property and equipment (Note 13)                                  $  60,295          $385,198

         Note payable to a bank paid in fiscal 1998                                              2,922

         Obligations under capital leases for equipment,
         payable in monthly installments (Note 10)                           266,001           433,274
                                                                           ---------          --------
                                                                             326,296           821,394
         Less current maturities                                             259,550           636,665
                                                                           ---------          --------
                                                                           $  66,746          $184,729
                                                                           =========          ========


         Excluding capital lease obligations, the balance of $60,295 at June 30, 1998 is due in fiscal 1999.


7.       CONVERTIBLE SUBORDINATED DEBENTURE

         In September 1996, the Company entered into a series of agreements with one of its largest trade creditors, converting approximately $1.7 million of trade payables and a promissory note of $859,516 into a $2.5 million convertible subordinated debenture. The debenture is due September 12, 1998 together with accrued interest at an annual rate of 8.0%. The debenture contains voluntary, automatic and mandatory conversion provisions. Under the voluntary conversion provision, the debenture is convertible in whole or in part into common stock of the Company at $6.00 per share at any time that the market price of the Company's common stock is less than $6.00 per share. The debenture is automatically converted at the rate of 30,000 shares a week at the market price of the common stock at any time that the market price equals or exceeds $6.00 per share. The automatic conversion provision contains limited price protection under certain circumstances. Under the mandatory conversion provision, the debenture will be converted on a quarterly basis at market prices and in share quantities equal to specified threshold amounts, less any shares converted under the other provisions. The mandatory provision is effective for the quarter ending March 31, 1997 and continues until the debenture is fully converted. The debenture contains certain registration rights and also limits the number of shares that may be sold in the open market in any one week. As of June 30, 1998, 630,000 shares had been converted aggregating $2,353,209. The principal balance outstanding at June 30, 1998 is $375,866.

8.       STOCKHOLDERS' EQUITY

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


9.       STOCK OPTIONS AND WARRANTS

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

         Warrant activity and activity under the stock option plans is summarized as follows:


                                                          Weighted Average                        Weighted Average
                                          Warrants         Warrant Price          Options           Option Price
                                        Outstanding          Per Share          Outstanding          Per Share
                                        ------------      ----------------      -----------       ----------------

         Balance, June 30, 1995               15,000        $   5.50             2,140,686        $    3.38

         Granted                             277,953            6.35             1,322,000             4.29
         Exercised                                                                (249,752)            2.32
         Forfeited                                                                (449,824)            4.18
         Repriced*                                                                                    (1.23)
                                        ------------                            ----------
         Balance, June 30, 1996              292,953            6.31             2,763,110             3.54

         Granted                           2,757,000            6.96               954,381             4.07
         Exercised                                                                (180,357)            1.89
         Forfeited                                                                (729,024)            4.37
         Repriced**                                                                                   (0.55)
                                        ------------                            ----------
         Balance, June 30, 1997            3,049,953            6.90             2,808,110             3.38

         Granted                                                                 1,051,500             2.97
         Exercised                                                                ( 80,071)            1.69
         Forfeited                           (15,000)                             (150,500)            3.07
         Repriced***                                                                                  (0.89)
                                        ------------                            ----------
         Balance, June 30, 1998            3,034,953        $   6.91             3,629,039        $    3.11
                                        ============                            ==========


         Exercisable, June 30, 1996          292,953        $   6.31               722,339        $    2.50
         Exercisable, June 30, 1997        3,049,953            6.90               779,308             2.65
         Exercisable, June 30, 1998        3,034,953            6.91             1,034,513             2.71



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

         ** The Company's Board of Directors approved the repricing of 929,250 non-statutory stock options to the closing Nasdaq price on July17, 1996 ($3.63 per share). These options had original exercise prices ranging from $4.00 to $6.50 per share with an average exercise price of $4.18 per share.

         *** The Company's Board of Directors approved the repricing of 776,000 non-statutory stock options to the closing Nasdaq price on September 26, 1997 ($3.00 per share). These options had original exercise prices ranging from $3.38 to $4.75 per share with an average exercise price of $3.89 per share.

         Pro Forma Information:

         The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION" (SFAS 123). Accordingly, since options have been issued with exercise prices at or above market value of the Company's stock, no compensation expense has been recognized for the stock option plans. Had compensation expense for the Company's stock option plans been determined based on the fair value at the grant date for awards in fiscal 1998, 1997 and 1996 consistent with the provisions of SFAS 123, the Company's net earnings (loss) and net earnings (loss) per share would have been adjusted to the pro forma amounts reflected in the following table:

                                                June 30, 1998     June 30, 1997     June 30, 1996
                                                -------------     -------------     -------------
         Reported net earnings (loss)             $1,726,759      $(17,199,688)      $(10,461,534)
         Pro forma net earnings (loss)             1,129,090       (17,545,997)       (10,482,957)
         Net earnings (loss) per share:
           As reported - basic                           .12             (1.25)              (.93)
           As reported - diluted                         .11             (1.25)              (.93)
           Pro forma - basic                             .08             (1.28)              (.93)
           Pro forma - diluted                           .07             (1.28)              (.93)

         Statement No. 123 method of accounting has not been applied to options granted prior to July 1, 1995, thus the resulting pro forma compensation cost may not be representative of that to be expected in future years. The fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal 1998, 1997 and 1996:

                                            June 30, 1998   June 30, 1997   June 30, 1996
                                            -------------   -------------   -------------

         Expected dividend yield                $    -         $  -             $   -
         Expected stock price volatility            60%          60%               60%
         Risk-free interest rate                  5.50%        6.22%             6.22%
         Expected life of options (years)          4.5          4.5               4.5

         The per share weighted-average fair value of stock options granted during 1998, 1997 and 1996 is estimated as $1.60, $2.23 and $2.34, respectively on the date of grant using the Black-Scholes option pricing model.

         The following table summarizes information about the Company's stock option plans at June 30, 1998:



             Range of         Number        Weighted Average       Weighted           Number          Weighted
             Exercise     Outstanding at       Remaining           Average        Exercisable at       Average
              Prices       June 30, 1998    Contractual Life    Exercise Price    June 30, 1998    Exercise Price
             --------     ---------------    ----------------    --------------    -------------    --------------
         $ .34 to 2.00         57,372          45  months           $1.58             37,122            $1.35
          2.01 to 3.00      2,454,817          86  months            2.79            802,291             2.53
          3.01 to 4.00        972,750          90  months            3.78            175,250             3.63
            above 4.00        144,100          98  months            4.74             19,850             4.69
                            ---------                               -----          ---------            -----
                            3,629,039                               $3.11          1,034,513            $2.71

10.      COMMITMENTS

         LEASES
         The Company leases certain equipment under leases which meet the criteria for capital lease classification. These agreements have been capitalized at the lesser of the fair market value of the equipment or the present value of the future minimum lease payments. The Company also leases other equipment under operating leases. In addition, the Company leases its office and warehouse facilities under operating leases which expire at various dates through December 2010. The leases require payments of property taxes, insurance, and maintenance costs in addition to basic rent and contain renewal options for periods ranging from one to three years.

         Certain of the facilities leases are under a 15-year commercial lease with Grandchildren's Realty Alternative Management Program I ("GRAMPI"), a Minnesota limited partnership controlled by the Company's Chief Executive Officer, for space it currently occupies in Shady View I & II. The Shady View space is approximately 54% of all space leased by the Company. GRAMPI purchased the real estate in April 1995, after the Company's Board of Directors declined to do so. GRAMPI sold the property in October 1996 in a sale-leaseback transaction and remains the lessor to the Company. The Company's Board of Directors retained services of an outside commercial real estate brokerage firm and outside legal counsel to negotiate the lease with the landlord's outside legal counsel. Management and the outside brokerage firm and legal counsel believe that the lease is at market rate.

         Rent expense under all equipment and facilities operating leases (including property taxes, insurance, and maintenance costs) was as follows:


                                                           Year Ended June 30
                                            --------------------------------------------
                                                 1998           1997            1996
                                            ------------   -------------   -------------

         GRAMPI                             $  1,547,000   $   1,525,000    $  1,355,000
         Other parties                         1,037,000       1,104,000       1,211,000
                                           -------------   -------------    ------------
         Total                              $  2,584,000   $   2,629,000    $  2,566,000
                                            ============   =============    ============

         Future minimum lease payments under capital and operating leases in effect at June 30, 1998 are as follows:

                                                                            Operating Leases
                                                         Capital      -------------------------------
         Year ending June 30:                            Leases           GRAMPI             Other
                                                       -----------    -------------      ------------

         1999                                          $   213,690       $1,201,000      $  1,280,000
         2000                                               69,430        1,327,000         1,255,000
         2001                                                             1,327,000           770,000
         2002                                                             1,272,000           754,000
         2003                                                             1,244,000           784,000
         Thereafter (2004 through 2010)                                  10,250,000         2,725,000
                                                       -----------    -------------      ------------
                                                           283,120    $  16,621,000      $  7,568,000
                                                                      =============      ============
         Less interest                                     (17,119)
                                                       -----------
         Present value of net minimum lease payments   $   266,001
                                                       ===========


         EMPLOYMENT AGREEMENTS
         The Company has employment agreements with twelve of its officers and executives which renew automatically on an annual basis. Two of the agreements provide continuation payments equal to 36 months pay upon termination of employment in certain circumstances, including change of control. The other ten agreements provide for 12 months notice of termination, other than for cause, or payment in lieu of notice. Three of the agreements also provide for acceleration of option vesting in the event of a change in control or termination without cause. As of June 30, 1998, minimum annual salary levels set for the twelve individuals was, in aggregate, $2,875,000.

         EMPLOYEE BENEFIT PLAN
         The Company has a qualified defined contribution 401(k) plan covering substantially all employees. The plan offers an employee savings feature and discretionary Company matching contributions. There were no employer contributions to the plan for the years ended June 30, 1998, 1997, and 1996.

11.      INCOME TAXES

         The (provision) benefit for income taxes consists of the following:

                                                           Year Ended June 30,
                                          ---------------------------------------------------
                                               1998                1997             1996
                                          -------------       -------------     -------------
         Current:
            Federal                       $           -       $    (193,000)    $     835,000
            State                                     -             (12,000)           (6,000)
                                          -------------       -------------     -------------
                                                      -            (205,000)          829,000
         Deferred, primarily federal                  -          (1,084,000)        4,318,000
                                          -------------       -------------     -------------
                                          $           -       $  (1,289,000)    $   5,147,000
                                          =============       =============     =============

         A reconciliation of the expected federal income tax (provision) benefit at the statutory rate of 35% with the (provision) benefit for income taxes is as follows:

                                                           Year Ended June 30,
                                          ---------------------------------------------------
                                               1998               1997               1996
                                          -------------       -------------     -------------
         Tax (provision) benefit
            computed at statutory rates   $    (604,000)      $   5,569,000     $   5,463,000
         State income tax, net of
            federal benefit                     (31,000)            288,000           283,000
         Graduated tax bracket
           benefit (provision)                   17,000            (159,000)         (156,000)
         Change in valuation allowance          457,000          (7,339,000)         (821,000)
         Other                                  161,000             352,000           378,000
                                          -------------       -------------     -------------
                                          $           -       $  (1,289,000)    $   5,147,000
                                          =============       =============     =============

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

         Temporary differences comprising the net deferred taxes shown on the consolidated balance sheets are as follows:


                                                          June 30, 1998            June 30, 1997
                                           --------------------------------------- -------------
                                              Assets      Liabilities      Total       Total
                                           ------------   -----------  -----------  -----------
         Allowance for doubtful
              accounts and sales returns   $    565,000                $   565,000  $   676,000
         Inventory costs                      2,612,000                  2,612,000    2,782,000
         Acquired technology                                                            304,000
         Litigation settlement                                                          216,000
         Accrued vacation                       145,000                    145,000      182,000
         Other                                  174,000   $  (318,000)    (144,000)     (87,000)
                                           ------------   -----------  -----------  -----------
              Current                         3,496,000      (318,000)   3,178,000    4,073,000

         Property and equipment basis           682,000                    682,000      594,000
         Net operating loss carryforwards     6,573,000                  6,573,000    6,162,000
         Research and development credit
              carryforwards                   1,773,000                  1,773,000    1,773,000
         Alternative minimum tax credits        225,000                    225,000      225,000
         Other                                   38,000                     38,000       99,000
                                           ------------   -----------  -----------  -----------
              Noncurrent                      9,291,000             -    9,291,000    8,853,000
                                           ------------   -----------  -----------  -----------
                   Gross                     12,787,000      (318,000)  12,469,000   12,926,000
             Valuation allowance             (7,703,000)                (7,703,000)  (8,160,000)
                                           ------------   -----------  -----------  -----------
                   Net                     $  5,084,000   $  (318,000) $ 4,766,000  $ 4,766,000
                                           ============   ===========  ===========  ===========

         The valuation allowance for deferred tax assets as of June 30, 1998 and 1997 is $7,703,000 and $8,160,000, respectively. The net change in the total valuation allowance for the year ended June 30, 1998 was a decrease of $457,000. Realization of the entire deferred tax asset will depend on the Company's ability to generate sufficient taxable income. The valuation allowance reduces the deferred tax asset to what management believes is realizable in the foreseeable future.

         At June 30, 1998, the Company has net operating loss carryforwards for federal income tax purposes of approximately $17.4 million which are available to offset future taxable income, if any, through 2013. The Company also has alternative minimum tax credit carryforwards of approximately $225,000 available to reduce future federal income taxes, if any, over an indefinite period and research credit carryforwards of approximately $1.3 million available to reduce future federal income tax, if any, through 2011.

         The Company recognized income tax benefits of $199,000 and $226,000 in 1997 and 1996, respectively, pertaining to the exercise of stock options, which are reflected in additional paid-in capital.


12.      EARNINGS PER SHARE CALCULATION

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "EARNINGS PER SHARE." The following table summarizes the reconciliation of the basic and diluted average common shares outstanding:

                                                         1998        1997          1996
                                                       ----------  ----------  ----------
         Average common shares outstanding             14,716,003  13,705,609  11,305,232
         Assumed conversion of stock options              716,117
         Assumed conversion of debentures                  28,998
         Assumed issuance of common stock at
            beginning of year related to settlement
            of litigation                                 140,953
                                                       ----------  ----------  ----------
         Average common and assumed conversion shares  15,602,071  13,705,609  11,305,232
                                                       ==========  ==========  ==========

         The following table summarizes the securities that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings (loss) per share because to do so would have been antidilutive for the periods presented:

                                                          1998       1997         1996
                                                       ----------  ----------  ----------
         Stock options                                    142,000   2,808,110   2,763,110
         Warrants                                       3,034,953   3,049,953     292,953
         Convertible debenture                                        794,687
         Shares issuable relating to settlement
            of litigation                                             141,333
                                                       ----------  ----------  ----------
         Average common and assumed conversion shares   3,176,953   6,794,083   3,056,063
                                                       ==========  ==========  ==========


13.      RELATED PARTY TRANSACTIONS

         The Company is involved in various transactions with TimeMasters, Inc.
         (TMI), a corporation controlled by the Company's Chief Executive Officer. The Company also purchases certain inventory from a greater than 5% shareholder and maintains its employee 401(k) plan investments with an affiliate of its senior lender. The Company's senior lender is also a shareholder. Transactions with related parties are as follows:

                                                                Year Ended June 30,
                                                       ----------------------------------
                                                           1998       1997        1996
                                                       ----------  ----------  ----------
         Interest expense (Notes 5 and 6)              $  336,816  $  727,630
         Interest expense (a)                               7,440      83,696  $  139,398
         Interest income (b), (e)                           4,696      38,882
         Rent expense (Note 10), (e)                    1,547,000   1,525,000   1,355,000
         Operating expenses (c)                           198,723      88,240      30,788
         Equipment purchases (d)                           52,970      49,075      47,853
         Inventory purchases                            2,721,156   1,569,844

         Balances outstanding with related parties are as follows:
                                                              June 30,
                                                       ----------------------
                                                          1998        1997
                                                       ----------  ----------
         Notes payable (Notes 5 and 6)                 $   60,295  $2,094,154
         Accrued rent                                                 178,388
         Accounts payable                                 597,608      70,389
         Note Receivable (b)                              250,000
         Accounts receivable (e)                           87,460

         (a) During September and October 1995, CSC borrowed $1,765,000 under a demand note from TMI. In January 1996, CSC obtained a new line of credit with a commercial finance company that required the indebtedness to TMI be subordinated to the line of credit and not be repaid unless certain financial covenants were achieved. In return for such subordination and for the significant restrictions on repayment, the Company issued to TMI a warrant to purchase 277,953 shares of common stock. The warrant is exercisable at $6.35 per share through January 17, 2002. In December 1996, the principal balance of $1,765,000, along with $53,715 in accrued interest, was offset against a similar amount due from TMI related to an equity investment in the Company (Note 8). Fiscal 1998 expense represents interest paid to GRAMPI for past due rent payments.

         (b) In September 1996, the Company issued 914,286 shares of common stock and warrants to purchase an additional 914,286 shares of common stock to a group affiliated with TMI in exchange for promissory notes aggregating $4 million (Note 8). In addition, Mel Masters, the Company's CEO, borrowed $585,000 from the Company in November 1996. The amount borrowed was repaid in December 1996 together with interest at 10%. On June 26, 1998 GRAMPI borrowed $250,000 from the Company. The note is personally guaranteed by Mr. Masters and is secured by certain shares of the Company's common stock owned by GRAMPI, bears interest at the Prime Rate plus 2.0% and is due February 25, 1999.

         (c) Under a Use Indemnification Agreement and certain related Board of Director's actions, the Company has the right to sponsor business and business-related occasions at facilities owned by Masters Trust I and/or Melvin L. Masters and/or TimeMasters, Inc. In addition, the Company occasionally uses an airplane that is owned by a company controlled by Mr. Masters for business-related travel. The Company indemnifies the owners against loss or damage beyond available insurance, reimburses out-of-pocket and operating expenses, and pays a usage charge based on what management believes are market rates. The Company also uses the services of a travel agency which is controlled by Mr. Masters.

         (d) The Company has installed a campus-wide TMI wireless voice system in its Eden Prairie facility. There are no monthly call operating charges for unlimited use of that system. The system hardware was acquired in 1995 for $211,362 based on competitive proposals for two other comparable systems. The Company acquired additional hardware and upgrades in 1998, 1997 and 1996.

         (e) The Company subleases space to TMI. Rent charged to TMI reduces rent expense and was $18,820, $18,608, and $4,599 for the years ended June 30, 1998, 1997 and 1996 respectively. The Company also performed services and paid various amounts on behalf of TMI. Interest is accrued on the unpaid balance at a rate of 10%.

14.      SEGMENT INFORMATION

         Financial information by geographic location is as follows:

                                                      Year Ended June 30,
                                            1998          1997            1996
                                       -------------  -------------  -------------
         Sales:
         North America and other       $  54,054,188  $  54,771,696  $  60,701,808
         Europe                           17,226,431     17,410,002     19,655,566
         Japan, Asia, Pacific              9,450,915     14,381,724     13,234,670
                                       -------------  -------------  -------------
         Total sales                   $  80,731,534  $  86,563,422  $,,93,592,044
                                       =============  =============  =============

         Operating profit (loss):
         North America and other       $    (179,740) $ (20,396,052) $ (17,227,577)
         Europe                            1,651,966      2,115,152       (106,343)
         Japan, Asia, Pacific                864,332      3,380,608      3,548,196
                                       -------------  -------------  -------------
                                           2,336,558    (14,900,292)   (13,785,724)
         Interest expense and other         (609,799)    (1,010,396)    (1,822,810)
                                       -------------  -------------  -------------

          Earnings (loss)  before
                income taxes           $   1,726,759  $ (15,910,688) $ (15,608,534)
                                       =============  =============  =============


                                       June 30, 1998  June 30, 1997
                                       -------------  -------------
         Assets:
         North America                 $  22,702,031  $  23,195,621
         Europe                            4,690,326      4,589,271
         Japan, Asia, Pacific              5,727,313      4,846,041
                                       -------------  -------------
         Total assets                  $  33,119,670  $  32,630,933
                                       =============  =============

         Throughout the fiscal year ending June 30, 1998, the Company has been investing resources in a diversification effort designed to enter the Internet Software and Information Technology Consulting markets. The financial results of this diversification effort are not material to the fiscal 1998 operations.


15. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION AND NON-CASH FINANCING ACTIVITIES

                                                                         Year Ended June 30,
                                                                -----------------------------------
                                                                   1998        1997         1996
                                                                ----------  ----------   ----------
         The Company paid cash for the following items:
              Interest paid                                     $  452,023  $1,246,358   $2,001,050
              Income tax paid (received), net                        7,677    (668,054)    (452,451)

         Financing transactions not affecting cash:
             Accounts payable converted to note payable                                     859,516
             Accounts payable converted to convertible
                 subordinated debenture                                      1,668,314
             Note payable converted to convertible
                 subordinated debenture                                        859,516
             Convertible subordinated debenture and accrued
                 interest converted to common stock              1,990,396     362,813
             Note payable to related party offset against note
                  receivable from related party                              1,765,000
             Accrued interest offset against note receivable
                 from related party and interest receivable                     53,715
             Common stock issued for services                                  100,000
             Litigation settlement in exchange for common stock                636,000
             Capital lease obligations                             160,171                  228,374


16.      LITIGATION

         In October 1995, a shareholder of the Company (Becker) filed an action against the Company and four of its officers and directors alleging violations of the Securities and Exchange Act of 1934. In December 1995, similar claims filed by other shareholders were consolidated into the Becker claim as a class action to include all purchasers of the Company's stock during the period of December 3, 1993 through December 8, 1994. The basic allegation was that the Company and the named defendants knew of material, negative, non-public information and withheld such information from the market so that they could personally benefit by selling shares of common stock at an inflated price. A settlement in this case was reached between the Company and the plaintiffs and was approved in October 1997. The settlement included an amount from the Company's insurance carrier and $636,000 from the Company. The Company's portion of the proposed settlement was to be paid in cash or common stock at the Company's discretion. The Company elected to contribute common stock and issued 141,333 shares on June 30, 1998 in settlement of the obligation. The Company recorded its $636,000 share of the proposed settlement as expense and additional paid in capital as of June 30, 1997.

         In the ordinary course of its business the Company experiences various types of claims which sometimes result in litigation or other legal proceedings. The Company does not anticipate that any of these proceedings will have a material effect on the Company's operations or financial position.


17.      SUBSEQUENT EVENT

         On July 15, 1998, the Company issued 600,000 shares of common stock in exchange for all of the common stock of Kilborn Photo Products Inc. (Kilborn). Kilborn is a manufacturer of specialty coated media and is based in Cedar Rapids, Iowa. The business combination will be accounted for as a pooling of interests in fiscal 1999. Kilborn reported net sales of $1.9 million (unaudited) for the year ended December 31, 1997. Assets acquired and liabilities assumed include the following as of July 15, 1998:

         (Unaudited)
         Accounts receivable                    $  155,000
         Inventory                                 411,000
         Property, plant and equipment, net        280,000
         Other assets                               91,000

         Notes payable and accrued interest      2,956,000
         Other liabilities                           7,000


18.      QUARTERLY RESULTS OF OPERATIONS
         (UNAUDITED) (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                              Quarter Ended
                                       ----------------------------------------------------------        Fiscal
                                        Sept. 28      Dec. 28           Mar. 29          June 30          Year
                                       ---------     ---------         ---------        ---------       --------
         FISCAL 1998:
         Net sales                     $  15,306     $  21,647         $  21,273        $  22,506       $ 80,732
         Gross profit                      5,584         8,571             8,956            9,570         32,681
         Net (loss) earnings              (1,646)          898               921            1,554          1,727
         Net (loss) earnings per share:
                Basic                       (.11)          .06               .06              .10            .12
                Diluted                     (.11)          .06               .06              .10            .11




                                                              Quarter Ended
                                       ----------------------------------------------------------        Fiscal
                                        Sept. 29       Dec. 29           Mar. 30          June 30         Year
                                       ---------     ---------         ---------        ---------       --------
         FISCAL 1997:
         Net sales                     $  21,452     $  24,597         $  19,384        $  21,130       $ 86,563
         Gross profit                      7,930         7,849             5,102            3,770 (a)     24,651 (a)
         Net (loss)                         (238)         (483)           (2,450)         (14,029)(b)    (17,200)(b)

         Net (loss) per share
                Basic                       (.02)         (.03)             (.17)            (.97)         (1.25)
                Diluted                     (.02)         (.03)             (.17)            (.97)         (1.25)

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

                                                                      Schedule I


VIRTUALFUND.COM, INC. (formerly LaserMaster Technologies, Inc.) AND SUBSIDIARIES

CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT (PARENT ONLY)

CONDENSED BALANCE SHEETS
--------------------------------------------------------------------------------
                                           June 30,         June 30,
ASSETS                                       1998            1997
                                        --------------  --------------

CURRENT ASSETS:
  Cash and cash equivalents             $      337,702  $      329,993
  Accounts receivable                          266,391           1,463
  Receivable from subsidiary                 3,620,920       8,604,283
  Other current assets                         152,450         112,981
                                        --------------  --------------
       TOTAL CURRENT ASSETS                  4,377,463       9,048,720

PROPERTY AND EQUIPMENT, NET                    648,396         649,563

INVESTMENT IN SUBSIDIARIES                  12,338,019       5,484,595
                                        --------------  --------------

                                        $   17,363,878  $   15,182,878
                                        ==============  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current maturities of long-term debt  $       85,154  $        8,830
  Convertible subordinated debenture           375,866
  Accounts payable                             583,920         589,455
  Accrued payroll                              215,949         151,481
  Accrued expenses                             268,939         274,586
                                        --------------  --------------
       TOTAL CURRENT LIABILITIES             1,529,828       1,024,352

CONVERTIBLE SUBORDINATED DEBENTURE                           2,233,414

LONG-TERM DEBT, less current maturities         66,746          10,387

STOCKHOLDERS' EQUITY:
  Common stock                                 151,789         144,325
  Additional paid-in capital                32,995,320      30,876,964
  Accumulated deficit                      (17,379,805)    (19,106,564)
                                        --------------  --------------
       TOTAL STOCKHOLDERS' EQUITY           15,767,304      11,914,725
                                        --------------  --------------
                                        $   17,363,878  $   15,182,878
                                        ==============  ==============




    See notes to condensed financial information of registrant on page F-22.

                                                                      Schedule I
                                                                     (Continued)


VIRTUALFUND.COM, INC. (formerly LaserMaster Technologies, Inc.) AND SUBSIDIARIES CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT (PARENT ONLY)

STATEMENTS OF OPERATIONS AND RETAINED EARNINGS (ACCUMULATED DEFICIT)
--------------------------------------------------------------------------------

                                                            Years ended June 30,
                                               ----------------------------------------
                                                   1998           1997         1996
                                               ------------   ------------  -----------

REVENUES (management fees from subsidiaries)   $  4,730,000   $  4,200,000  $ 4,200,000

OPERATING EXPENSES                                5,090,665      5,418,186    4,653,138
                                               ------------   ------------  -----------

 (LOSS) BEFORE INCOME TAXES AND EQUITY
    IN EARNINGS (LOSS) OF SUBSIDIARIES             (360,665)    (1,218,186)    (453,138)

EQUITY IN EARNINGS (LOSS) OF SUBSIDIARIES         2,087,424     (9,844,502) (10,157,396)

INCOME TAX (PROVISION) BENEFIT                                  (6,137,000)     149,000
                                               ------------   ------------  -----------

NET EARNINGS (LOSS)                               1,726,759    (17,199,688) (10,461,534)

(ACCUMULATED DEFICIT) RETAINED EARNINGS
    AT BEGINNING OF YEAR                        (19,106,564)    (1,906,876)   8,554,658
                                               ------------   ------------  -----------

(ACCUMULATED DEFICIT) AT END OF YEAR           $(17,379,805)  $(19,106,564) $(1,906,876)
                                               ============   ============  ===========





    See notes to condensed financial information of registrant on page F-22.

                                                                      Schedule I
                                                                     (Continued)

VIRTUALFUND.COM, INC. (formerly LaserMaster Technologies, Inc.) AND
SUBSIDIARIES

CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT (PARENT ONLY)

CONDENSED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------


                                                                  Years Ended June 30,
                                                       ------------------------------------------
                                                           1998           1997           1996
                                                       ------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings (loss)                                  $  1,726,759   $(17,199,688)  $(10,461,534)
  Adjustments to reconcile net earnings (loss) to net
    cash provided by (used in) operating activities:
  Equity in (earnings) loss of subsidiaries              (2,087,424)     9,844,502     10,157,396
  Depreciation and amortization                             320,439        345,493        368,828
  Litigation settlement                                                    636,000
  Stock option tax benefit                                                 199,000        226,000
  Loss (gain) on sale of property and equipment              26,794        (14,250)           402
  Net change in operating current assets
    and liabilities                                         360,798     (3,714,392)      (712,331)
                                                       ------------   ------------   ------------
    NET CASH PROVIDED BY (USED IN)
      OPERATING ACTIVITIES                                  347,366     (9,903,335)      (421,239)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Notes receivable - related party                         (250,000)
  Additions to property and equipment                      (197,893)      (224,023)      (146,461)
  Proceeds from sale of property and equipment                  300         55,450
                                                       ------------   ------------   ------------
    NET CASH USED IN INVESTING ACTIVITIES                  (447,593)      (168,573)      (146,461)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock                                  135,424     10,378,660        580,099
  Payments on long-term debt                                (27,488)       (10,691)        (8,466)
  Net payments under short-term debt                                                      (41,485)
                                                       ------------   ------------   ------------
    NET CASH PROVIDED BY FINANCING ACTIVITIES               107,936     10,367,969        530,148

INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                            7,709        296,061        (37,552)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR              329,993         33,932         71,484
                                                       ------------   ------------   ------------

CASH AND CASH EQUIVALENTS AT END OF YEAR               $    337,702   $    329,993   $     33,932
                                                       ============   ============   ============




NOTES: See consolidated financial statements for details of and changes in stockholders' equity. See Note 7 to consolidated financial statements for information regarding the convertible subordinated debenture.

         Capital lease obligations of $160,171 and $25,000 were incurred during the years ended June 30, 1998 and 1996 respectively.

         No cash dividends have been paid to VirtualFund.com, Inc. by the subsidiaries.

                                                                     Schedule II



VIRTUALFUND.COM, INC. (formerly LaserMaster Technologies, Inc.) AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED JUNE 30, 1998, 1997, AND 1996
--------------------------------------------------------------------------------

                                         Balance        Charged                      Balance
                                        beginning       to costs       Accounts        at
                                           of             and          written       end of
                                         period         expenses        off          period
Description                            ----------      ----------     ----------   ----------
1998:
Allowance for doubtful accounts
   and sales returns                   $1,987,000      $  683,000      1,008,000   $1,662,000


1997:
Allowance for doubtful accounts
   and sales returns                   $2,475,000      $  764,000     $1,252,000   $1,987,000


1996:
Allowance for doubtful accounts
   and sales returns                   $2,051,000      $1,472,000(a)  $1,048,000   $2,475,000



(a) Includes special charge of $1 million to cover product returns related to the Company's older model PressMate product.