Form 10-Q
period 1998-10-04
VIRTUALFUND COM INC
filed 1998-11-18
CIK 857470

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
  [ X ]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                     For the Quarter Ended October 4, 1998

                                       or

  [  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to _____

                          Commission File No.: 0-18114

                             VIRTUALFUND.COM, INC.
--------------------------------------------------------------------------------
               (Exact name of registrant as specified in charter)

              Minnesota                                41-1612861
--------------------------------------------------------------------------------
  (State or other jurisdiction                       (IRS Employer
of incorporation or organization)                 Identification No.)

  7090 Shady Oak Road, Eden Prairie, Minnesota                       55344
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class                                           Outstanding at 10/30/98
-----                                           -----------------------
Common Stock, $.01 par value                          15,778,866

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     VIRTUALFUND.COM, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                     ASSETS
                                                   October 4,       June 30,
                                                     1998            1998
                                                  ------------    ------------

CURRENT ASSETS:
      Cash and cash equivalents                     $  508,596    $  5,011,181
      Accounts receivable, less allowance for
        doubtful accounts and sales returns of
        $1,222,000 and $1,662,000, respectively      8,205,974      11,648,638
      Inventory                                      9,817,418       6,819,968
      Other current assets                           2,351,962       1,918,258
      Deferred income taxes                          1,214,000       1,214,000
                                                  ------------    ------------
          TOTAL CURRENT ASSETS                      22,097,950      26,612,045

PROPERTY AND EQUIPMENT, NET                          2,970,901       2,776,339

DEFERRED INCOME TAXES                                3,552,000       3,552,000

ACQUIRED TECHNOLOGY, PATENTS
   AND LICENSES, less accumulated
   amortization of $772,620 and
   $747,719, respectively                              159,670         179,286
                                                  ------------    ------------
                                                  $ 28,780,521    $ 33,119,670
                                                  ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
      Notes payable                               $  1,488,223    $  2,015,988
      Current maturities of long-term debt             205,683         259,550
      Convertible subordinated debenture               375,866         375,866
      Accounts payable                              10,216,019      10,524,613
      Accrued payroll and payroll taxes                699,950       1,475,317
      Other current liabilities                      1,422,204       1,412,021
      Deferred revenue                               1,254,774       1,222,265
                                                  ------------    ------------
          TOTAL CURRENT LIABILITIES                 15,662,719      17,285,620

LONG-TERM DEBT, less current  maturities                44,329          66,746

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
      Common stock, $.01 par value; authorized
         30,000,000 shares; 15,778,866 and
         15,178,866 shares issued and
         outstanding, respectively                     157,789         151,789
      Preferred stock, $.01 par value; authorized
         5,000,000 shares; no shares issued or
         outstanding
      Additional paid in capital                    33,015,420      32,995,320
      Accumulated deficit                          (20,099,736)    (17,379,805)
                                                  ------------    ------------
          TOTAL STOCKHOLDERS' EQUITY                13,073,473      15,767,304
                                                  ------------    ------------
                                                  $ 28,780,521    $ 33,119,670
                                                  ============    ============


                 See notes to consolidated financial statements

                     VIRTUALFUND.COM, INC., AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                       Three Months Ended
                                                  ----------------------------
                                                   October 4,    September 28,
                                                      1998            1997
                                                  ------------    ------------

NET SALES                                         $ 15,355,294    $ 15,305,599

COST OF GOODS SOLD                                   8,418,199       9,721,829
                                                  ------------    ------------
     GROSS PROFIT                                    6,937,095       5,583,770

OPERATING EXPENSES:
     Sales & Marketing                               3,713,314       2,763,316
     Research & Development                          1,952,568       1,552,858
     General & Administrative                        2,278,966       2,627,964
     Restructuring and Other Special Charges          (600,000)
                                                  ------------    ------------
                                                     7,344,848       6,944,138
                                                  ------------    ------------
OPERATING LOSS                                        (407,753)     (1,360,368)

OTHER INCOME (EXPENSE):
     Interest Expense                                 (157,065)       (261,745)
     Interest Income                                    34,188           6,604
     Other Expense                                    (138,042)        (30,332)
                                                  ------------    ------------
                                                      (260,919)       (285,473)
                                                  ------------    ------------

LOSS BEFORE INCOME TAXES                              (668,672)     (1,645,841)

INCOME TAX BENEFIT
                                                  ------------    ------------
NET LOSS                                          $   (668,672)   $ (1,645,841)
                                                  ============    ============
NET LOSS PER COMMON SHARE                         $       (.04)   $       (.11)


Weighted average common shares outstanding          15,685,116      14,473,018





                 See notes to consolidated financial statements.

                    VIRTUALFUND.COM, INC., AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)


                                                      Three Months Ended
                                                  ----------------------------
                                                   October 4,     September 28,
                                                      1998            1997
                                                  ------------    -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Loss                                     $   (668,672)   $ (1,645,841)
     Adjustments to reconcile net loss to net
          cash (used in) provided by operating
          activities:
              Depreciation and amortization            418,903         501,889
              Amortization of deferred financing
               costs                                    54,834          51,843
              (Gain) loss on sale of property and
               equipment                                (2,379)         50,710
          Change in current assets and current
            liabilities:
              Accounts receivable                    3,597,478       2,607,931
              Inventory                             (2,586,828)        297,292
              Other current assets                    (483,227)        242,835
              Accounts payable                        (343,300)       (410,776)
              Accrued payroll and payroll taxes       (774,108)       (392,792)
              Other current liabilities               (755,563)       (243,006)
              Deferred revenue                          32,509         (38,621)
                                                  ------------    ------------
NET CASH (USED IN) PROVIDED BY
   OPERATING ACTIVITIES                             (1,510,353)      1,021,464

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property and equipment              (315,684)        (70,514)
     Proceeds from sale of property and equipment       10,315           2,296
     Additions to patents and other assets              (5,285)         (6,206)
                                                  ------------    ------------
NET CASH USED IN INVESTING ACTIVITIES                 (310,654)        (74,424)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payment of related party note payable          (1,798,588)
     Notes receivable - related party                 (175,000)
     Collection of notes receivable - related
       party                                           175,000
     Net payments under revolving credit lines        (547,065)       (697,482)
     Payments on long-term debt                       (335,925)       (272,823)
                                                  ------------    ------------
NET CASH USED IN FINANCING ACTIVITIES               (2,681,578)       (970,305)
                                                  ------------    ------------

DECREASE IN CASH AND CASH EQUIVALENTS               (4,502,585)        (23,265)

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                          5,011,181         484,106
                                                  ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF  PERIOD       $    508,596    $    460,841
                                                  ============    ============



                 See notes to consolidated financial statements.

                    VIRTUALFUND.COM, INC., AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       Basis of presentation -

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Annual Report on Form 10-K of VirtualFund.com, Inc. and subsidiaries (the "Company") for the year ended June 30, 1998. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended October 4, 1998, are not necessarily indicative of the results that may be expected for the year ending June 30, 1999.


2.       Earnings Per Share Calculation -

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share. The following table summarizes the securities that could potentially dilute basic earnings per share in the future that were not included in the computation of loss per share because to do so would have been antidilutive for the periods presented:

                                                         Quarter Ended
                                                  ----------------------------
                                                   October 4,    September 28,
                                                      1998            1997
                                                  ------------   -------------

                  Stock options                      3,775,539       3,575,110
                  Warrants                           3,034,953       3,049,953
                  Shares issuable relating to
                    settlement of litigation                           141,333
                                                  ------------    ------------
                  Average common and assumed
                    conversion shares                6,810,492       6,766,396
                                                  ============    ============

3.       Inventory -

         Inventory consists of the following:
                                                   October 4,    September 28,
                                                      1998            1997
                                                  ------------   -------------

         Raw materials                            $  4,527,222    $  3,285,194
         Work in process                               252,046         207,303
         Finished goods:
             Consumables                             3,174,722       2,604,318
             Hardware                                1,863,428         723,153
                                                  ------------   -------------
                                                  $  9,817,418    $  6,819,968
                                                  ============    ============

4.       Business Combination -

         On July 15, 1998, the Company issued 600,000 shares of common stock in exchange for all of the common stock of Kilborn Photo Products, Inc. (Kilborn). Kilborn is an inkjet coating facility for specialty media and is based in Cedar Rapids, Iowa. The business combination was accounted for as a pooling of interests. The results of Kilborn's operations, which are not material, are included in the consolidated financial statements from July 15, 1998. Prior periods have not been restated as the amounts are also not material. Kilborn reported net sales of $1.9 million (unaudited) for the year ended December 31, 1997. Assets acquired and liabilities assumed include the following as of July 15, 1998:

                  (Unaudited)
                  Accounts receivable                 $  155,000
                  Inventory                              411,000
                  Property, plant and equipment, net     280,000
                  Other assets                            91,000

                  Notes payable and accrued interest   2,956,000
                  Other liabilities                        6,000

5. Supplemental disclosure of cash flow information and non-cash financing activities -

                                                         Quarter Ended
                                                  ----------------------------
                                                   October 4,    September 28,
                                                      1998            1997
                                                  ------------   -------------
         The Company paid and received cash
           for the following items:

                Interest paid                     $    105,109    $    190,428

         Financing transactions not
           affecting cash:
                 Convertible subordinated
                   debenture and accrued interest
                   converted to common stock                           234,375

                 Decrease in retained earnings
                   from exchange of 600,000 shares
                   of common stock for liabilities
                   assumed in excess of assets
                   acquired related to the
                   Kilborn Products, Inc.
                   acquisition                       2,025,160

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

On July 15, 1998, the Company issued 600,000 shares of common stock in exchange for all of the common stock of Kilborn Photo Products, Inc. (Kilborn). Kilborn is an inkjet coating facility for specialty media and is based in Cedar Rapids, Iowa. The business combination was accounted for as a pooling of interests. The results of Kilborn's operations, which are not material, are included in the consolidated financial statements for July 15, 1998. Prior periods have not been restated as the amounts are also not material.

RESULTS OF OPERATIONS

Net sales for the quarter ended October 4, 1998 were $15.4 million compared to $15.3 million for the same period one year ago. Net loss for the quarter ended October 4, 1998 was $669,000 or $.04 per share compared to a net loss of $1.6 million or $.11 per share for the quarter ended September 28, 1997.

The following table sets forth certain items from the Company's Consolidated Statements of Operations expressed as a percentage of net sales:

                                                         Quarter Ended
                                                  ----------------------------
                                                  October 4,     September 28,
                                                     1998            1997
                                                  ------------   -------------

Net sales                                            100.0%         100.0%
Cost of goods sold                                    54.8           63.5
                                                     -----          -----
   Gross profit                                       45.2           36.5

Operating expenses:
   Sales and marketing                                24.2           18.1
   Research and development                           12.7           10.1
   General and administrative                         14.8           17.2
   Restructuring and other special charges            (3.9)
                                                     -----          -----
   Total operating expenses                           47.8           45.4
                                                     -----          -----
Operating loss                                        (2.6)          (8.9)

Other expense:
   Interest                                           (1.0)          (1.7)
   Other                                              (0.7)          (0.2)
                                                     -----          -----
Loss before income taxes                              (4.3)         (10.8)
Income tax                                               -              -
                                                     -----          -----
Net loss                                              (4.3)%        (10.8)%
                                                     =====          =====

NET SALES. During the quarter ended October 4, 1998 the Company's Digital Graphics Business Unit recorded hardware sales of $4.1 million or 27% of total net sales compared to $4.9 million or 32% of total net sales in the same period one year ago. The $800,000 decrease in hardware revenues in the September 1998 quarter compared to the prior year consists of a $1 million decrease in sales of the black-and-white thermal film device, PressMate(R) and black-and-white plain-paper typesetting equipment; a $2 million decrease in sales of our print servers and first generation 4-color printers, DisplayMaker(R) Professional, DisplayMaker Express and DisplayMaker XL60; and a $1 million decrease in sales of DesignWinder; offset by a $3.2 million increase in sales of the company's HiRes 8-color DisplayMaker 4000, 5000, 6000, and 7000 series (DMX) of printers. We anticipate the majority of our future hardware revenue to come from the HiRes 8-color and recently released Gamut+ products, including the recently introduced 72" DisplayMaker model and the Giclee PrintmakerFA for fine art reproductions, along with print servers and new printer technologies. Gamut+ is an option available for ColorSpan products which allows a user to print with 6 colors, in a lower resolution and with less ink usage or add up to 2 additional unique "spot colors" which will increase the color gamut available to the user.

During the quarter ended October 4, 1998 the Company's Digital Graphics Business Unit recorded consumables sales, consisting primarily of ink, media, film, maintenance contracts and spare parts, of $11.3 million or 73% of total net sales compared to $10.4 million or 68% of total net sales in the same period one year ago. The increase in consumables sales in the quarter ended October 4, 1998 from the prior year is primarily due to a $2.5 million increase in sales of ink for the Company's 8-color printers. This increase was partially offset by a $775,000 decrease in the sale of ink for the company's 4-color printers and a $545,000 decrease in consumables sales for the Company's black-and-white, plain-paper typesetting products.

INTERNATIONAL SALES. The following table sets forth international sales by region expressed in thousands and as a percentage of total net sales:

                                                   Quarter Ended
                                        ---------------------------------
                                          October 4,        September 28,
                                            1998               1997
                                        -------------       -------------
         Europe                         $3,294   21.5%      $3,193   20.9%

         Japan, Asia/Pacific             1,199    7.8        1,537   10.0

         Latin America                     665    4.3        1,169    7.6

         Canada                            403    2.6          550    3.6
                                        ------   ----       ------   ----
         Total international sales      $5,561   36.2%      $6,449   42.1%
                                        ======   ====       ======   ====

The decrease in sales in Japan, Asia/Pacific and Latin America compared to the prior year is primarily related to the economic turmoil in those regions and the higher relative prices due to lower local currency values relative to the U.S. dollar. We expect sales in these regions to remain below historical levels for the remainder of fiscal 1999. A majority of the foreign transactions occur in U.S. dollars, and, as a result, foreign currency risk is not expected to be a significant risk factor.

GROSS PROFIT. Gross profit, expressed as a percent of net sales, was 45.2% in the quarter ended October 4, 1998 compared to 36.5% in the same period one year ago. The increase in gross profit as a percent of net sales compared to the prior year is the result of a $587,000 reduction in manufacturing overhead, and higher margins on our DMX series printers compared to our older model 4-color printers. Of this $587,000 reduction in manufacturing overhead, the majority is related to a reduction in inventory scrap, rework and obsolescence due to better inventory control, purchasing and forecasting processes along with more established printer technology.

OPERATING EXPENSES. Sales and Marketing expenses for the quarter ended October 4, 1998 were $3.7 million compared to $2.8 million in the same period one year ago. Marketing expenses in September 1998 increased over the same period one year ago approximately $594,000. The increase in marketing expenditures is largely related to the resumption of normal activities from extraordinarily low levels in the September 1997 quarter. Sales expenses increased approximately $356,000 as a result of increased activity in the Supplies-By-Air division, the costs associated with a U.S. dealer "Road Show" which promoted new products, and increased participation by dealers and Value Added Distributors in a cooperative advertising program.

Research and Development expenses were $2.0 million in the quarter ended October 4, 1998, compared to $1.6 million in the same period one year ago. The increase in research and development expenses over the prior year includes approximately $250,000 related to product development for the Internet/Software Business unit and approximately $125,000 in expenses related to the new Advanced Research Technology Center in San Jose, California. This research facility is chartered with developing the Company's next generation printing technology.

General and Administrative expenses were $2.3 million for the quarter ended October 4, 1998, compared to $2.6 million in the same period one year ago. The decrease in general and administrative expenses in the September 1998 quarter compared to the previous year is primarily the result of a decrease in bad debt expense due to better collection practices and improved reliability of the products.

Included in the quarter ended October 4, 1998 is a $600,000 reversal of special charges incurred in the fourth quarter of fiscal 1996 related to intellectual property licenses. These charges, which were previously accrued and expensed by the Company, are now determined to have been overestimated.

OTHER. Interest expense was $157,000 for the quarter ended October 4, 1998 compared to $262,000 in the same period one year ago. The decrease in interest expense is the result of lower average outstanding borrowings in the September 1998 quarter compared to the previous year.

The Company recorded a valuation allowance for the tax benefit related to the losses incurred in the September 1998 and September 1997 quarters as the recovery of such benefit is not certain.


LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities during the quarter ended October 4, 1998 was $1.5 million compared to net cash provided by operating activities of $1.0 million in the same period one year ago. Cash flow in the quarter ended October 4, 1998 was positively affected by a decrease in accounts receivable of $3.5 million. Cash flow was negatively affected by two areas. Inventory on hand increased a total of $2.6 million. The increase is related to the launch of two new printer models during the quarter, the 72" DisplayMaker and the Giclee PrintMakerFA, and lower than anticipated sales volumes of these products. In addition, accounts payable and accrued liabilities decreased $1.9 million during the quarter. This decrease included payment of $776,000 in liabilities assumed in the Kilborn acquisition.

Net cash used in investing activities was $311,000 during the quarter ended October 4, 1998 compared to $74,000 in the same period one year ago. Investment in capital equipment was $316,000 in the quarter ended October 4, 1998 compared to $71,000 in the same period one year ago.

Net cash used in financing activities was $2.7 million in the quarter ended October 4, 1998 compared to $970,000 in the same period one year ago. As a result of the Kilborn acquisition, the company assumed a liability for a note payable to one of the Kilborn shareholders. The note in the amount of $1.8 million was paid in full during the quarter ended October 4, 1998. Net repayments under revolving credit lines were $547,000 in the quarter ended October 4, 1998 compared to $697,000 in the same period one year ago.

We expect revenues should increase in the December 1998 quarter and the remainder of fiscal 1999 compared to the September 1998 quarter. The shipment of production quantities of the new 72" DisplayMaker model, the new Giclee PrintMakerFA and other new products and related consumables in addition to normal seasonal increases over the traditionally slow first quarter should provide the additional revenue. Currently, we have not made significant commitments for capital expenditures, however, we do expect to incur substantial expenditures and potential dilution of current shareholders related to the planned strategic acquisitions of information technology consulting companies in fiscal 1999. We expect to finance the acquisitions through the issuance of additional debt and equity securities, cash flow from operations, and short term borrowings under the line of credit. We expect to finance operations throughout the remainder of fiscal 1999 through cash flow from profitable operating activities. If sales are less than expected or reasonably priced sources of alternative financing are not available, we may be required to delay the acquisition strategy or further restructure the capitalization of the Company.

YEAR 2000

We are currently working to resolve the potential impact of the Year 2000 on the processing of time-sensitive information by computerized information systems. Year 2000 issues may arise if computer programs have been written using two digits (rather than four) to define the applicable year. In such cases, programs that have time-sensitive logic may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failures. We utilize a number of computer programs across the entire operation. Year 2000 issues could impact our information systems as well as computer hardware and equipment that is part of our telephone network such as switches, termination devices and SONET rings that contain embedded software or "firmware."

Our exposure to potential Year 2000 problems exists in two general areas: technological operations under our sole control and technological operations dependent in some way on one or more third parties. The majority of our exposure in potential Year 2000 problems is in the latter area where the situation is much less within our ability to predict or control. Our business is heavily dependent on third parties, many of whom are themselves heavily dependent on technology. We cannot control the Year 2000 readiness of those parties. In some cases, our third-party dependence is on vendors of technology who are themselves working towards solutions to Year 2000 problems. We have initiated projects to identify and correct the potential problem in all of our systems. The costs incurred to date total less than $30,000 and have been expensed in the financial statements. We are using internal resources to test the software modifications. Funding for this area is expected to, and has come from, cash flow from operations. We estimate any additional costs for this issue will not be material.

OUR PRODUCTS. We design and sell products that are heavily reliant on software. While we have taken appropriate steps to ensure the readiness of this software and believe it to be compliant, we cannot be certain that the software will operate error free, or that we will not be subject to litigation, whether the software operates error free or not. However, we believe that based on our efforts to ensure compliance and the fact that the calculations needed in and by our products are not date dependent, it is not reasonably likely that we will be subject to such litigation.

Contingency Plans. We have not yet completed our planning and preparations to handle the most reasonably likely worst case scenarios described above. We intend to develop contingency plans for these scenarios during fiscal 1999. We believe that this is the appropriate timeframe for developing such plans and that efforts prior to that time should be focused on renovation, testing and verification of our system modifications.


                           PART II. OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

In prior reports on Form 10-Q, the Company has described the suit filed by LaserMaster Corporation, now known as ColorSpan Corporation (LMC) against Sentinel Imaging, a division of Sentinel Business Systems, Inc. (Sentinel) alleging Sentinel's theft of trade secrets related to LMC's Big Ink(TM) Delivery System and customer information and breach of a confidentiality agreement with a former LMC employee. In October 1997, the

Company prevailed in the trial of its suit against Sentinel and was awarded damages of $2.17 million, plus interest against Sentinel. In addition, the Federal District Court imposed an injunction on Sentinel preventing them from using or disclosing information related to the stolen software trade secrets. The judgement has been appealed by Sentinel and LMC has cross-appealed the dismissal of certain claims prior to trial. Thereafter, in January 1998 the Company commenced another suit against Sentinel related to direct and contributory copyright infringement, tortious interference with contract and unfair competition. Sentinel has counter-claimed alleging copyright misuse and unfair competition.

In March 1998, Sentinel filed for Chapter 11 bankruptcy protection. The bankruptcy court has permitted the appeal on the initial case to move forward in the federal courts. Sentinel has challenged the claim of ColorSpan related to the suit filed in January, 1998. ColorSpan will deny Sentinel's claim objection. Sentinel has also brought an action against Kilborn Photo Products, Inc. alleging that it received preferential payments which are required to be returned for the benefit of creditors, that the current claim of Kilborn should be equitably subordinated and to rescind an alleged fraudulently procured security right. Kilborn will deny all such allegations. Although ColorSpan and Kilborn believe that the allegations of Sentinel are without merit and that the claims alleged in the bankruptcy are valid and enforceable obligations, we cannot assure that Sentinel will not reduce or eliminate certain claims, or succeed in asserting a right to recovery of sums already collected by Kilborn or damages from ColorSpan. If Sentinel prevails in its claims against ColorSpan or Kilborn, the outcome could have a material effect on the financial condition of the Company. Sentinel has proposed a plan of reorganization which, if approved, would pay only a portion of the amount of the claims of any creditor who does not have a valid and enforceable security interest. Even if ColorSpan were successful in the appeal on the initial suit and in the claims asserted in the second suit, only a portion of such damages are expected to be collected from Sentinel.

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

ITEM 2:  CHANGES IN SECURITIES

On October 8, 1998 the board of directors of the Company adopted a shareholder rights plan to protect the Company and its shareholders from unsolicited attempts or inequitable offers to acquire the Company. The Shareholder Rights Agreement has no immediate dilutive effect. Under the Shareholder Rights Agreement, each VirtualFund.com shareholder of record at the close of business on October 30, 1998 will receive as a dividend a distribution of one Preferred Share Purchase Right for each outstanding share of VirtualFund.com Common Stock. Each Right will entitle shareholders to buy one one-thousandth of a share of the Company's Series A Junior Participating Preferred Stock at an exercise price of $22.00. The Rights will become exercisable following the tenth business day after: (a) a person or group announces acquisition of 15% or more of the Company's Common Stock or the Company becomes aware of such an acquisition, (b) a person or group announces commencement of a tender offer, the consummation of which would result in ownership by a person or group of 15% or more of the Company's Common Stock, or (c) the Company's Board of Directors determines that a person or group is an "Adverse Person or Group" as defined in the Shareholder Rights Agreement. For two current shareholders with significant holdings the rights are triggered upon ownership of 20% of the Company's Common Stock.

If the Rights become exercisable, each Right, other than those owned by an acquirer or its related parties, will entitle the holder to purchase, at the exercise price, shares of the Company's common stock having a value of twice the Right's exercise price. In addition, if the Company is involved in a merger or other business combination in which the Company does not survive or in which the Company sells 50% or more of its assets or earning power to another person, each Right will entitle its holder to purchase, at the exercise price, shares of common stock of such other company having a value of twice the Right's current exercise price. The Company will be entitled to redeem the Rights at $.001 per Right at certain times as provided in the Shareholder Rights Agreement. The Shareholder Rights Agreement was adopted to provide the Company's board of directors with sufficient time to assess and evaluate any take-over bid and, in the event a bid is made and to provide the board of directors with an appropriate period of time to explore and develop alternatives which maximize shareholder value.

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


VIRTUALFUND.COM, INC.




/s/ Melvin L. Masters
--------------------------------
Melvin L. Masters
Chief Executive Officer




/s/ James H. Horstmann
James H. Horstmann
--------------------------------
Chief Financial Officer and
Principal Accounting Officer




















Dated:  November 16, 1998

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


VIRTUALFUND.COM, INC.





--------------------------------
Melvin L. Masters
Chief Executive Officer





--------------------------------
James H. Horstmann
Chief Financial Officer and
Principal Accounting Officer



















Dated:  November 16, 1998