Form 10-Q
period 1999-01-03
VIRTUALFUND COM INC
filed 1999-02-17
CIK 857470

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended  January 3, 1999

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  __________________ to  __________________

Commission File No.: 0-18114

                          VIRTUALFUND.COM, INC. (Exact
--------------------------------------------------------------------------------
                  (Name of registrant as specified in charter)

              Minnesota                                   41-1612861
--------------------------------------------------------------------------------
   (State or other jurisdiction               (IRS Employer Identification No.)
of incorporation or organization)

7090 Shady Oak Road, Eden Prairie, Minnesota                 55344
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
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.                                         Yes  X   No
                                                                 -----   -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class                                     Outstanding at 1/29/99
-----                                     ----------------------

Common Stock, $.01 par value                    15,778,866

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     VIRTUALFUND.COM, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                               January 3,       June 30,
                                                                  1999            1998
                                                              ------------    ------------
                                                              (Unaudited)
CURRENT ASSETS:
      Cash and cash equivalents                               $    528,213    $  5,011,181
      Accounts receivable, less allowance for
        doubtful accounts and sales returns of
        $1,283,000 and $1,662,000, respectively                  8,515,654      11,311,178
      Receivable - related parties                               1,071,822         337,460
      Inventory                                                  6,630,832       6,819,968
      Other current assets                                       1,880,428       1,918,258
      Deferred income taxes                                      1,214,000       1,214,000
                                                              ------------    ------------
          TOTAL CURRENT ASSETS                                  19,840,949      26,612,045

PROPERTY AND EQUIPMENT, NET                                      4,023,784       2,776,339

GOODWILL, less accumulated amortization of $149,511              8,821,158

DEFERRED INCOME TAXES                                            3,552,000       3,552,000

OTHER ASSETS                                                       299,250         179,286
                                                              ------------    ------------
                                                              $ 36,537,141    $ 33,119,670
                                                              ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
      Notes payable                                           $  2,265,542    $  2,015,988
      Notes payable - related parties                            3,678,227
      Current  maturities of long-term debt                        630,470         259,550
      Convertible subordinated debenture                                           375,866
      Accounts payable                                           8,455,595      10,524,613
      Accrued payroll and payroll taxes                          1,703,930       1,475,317
      Other current liabilities                                  1,892,196       1,412,021
      Deferred revenue                                           1,665,372       1,222,265
                                                              ------------    ------------
          TOTAL CURRENT LIABILITIES                             20,291,332      17,285,620

LONG-TERM DEBT, less current  maturities                           741,900          66,746

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

      Common stock, $.01 par value; authorized
         30,000,000 shares; 15,778,866 and 15,178,866
         shares issued and outstanding, respectively               157,789         151,789
      Preferred stock, $.01 par value; authorized 5,000,000
         shares; 1,499,998 shares issued and outstanding            15,000
      Additional paid in capital                                40,500,420      32,995,320
      Accumulated deficit                                      (25,169,300)    (17,379,805)
                                                              ------------    ------------
          TOTAL STOCKHOLDERS' EQUITY                            15,503,909      15,767,304
                                                              ------------    ------------
                                                              $ 36,537,141    $ 33,119,670
                                                              ============    ============

                 See notes to consolidated financial statements

                     VIRTUALFUND.COM, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                             Three Months Ended              Six Months Ended
                                                         ----------------------------   ---------------------------
                                                          January 3,     December 28,    January 3,    December 28,
                                                             1999           1997            1999           1997
                                                         ------------    ------------   -----------    ------------
SALES
     Products                                            $ 17,625,245    $21,647,009    $32,980,539    $36,952,608
     Services                                                 423,554                       423,554
                                                         ------------    -----------    -----------    -----------
NET SALES                                                  18,048,799     21,647,009     33,404,093     36,952,608

COST OF SALES                                              11,276,267     13,075,682     19,694,466     22,797,511
                                                         ------------    -----------    -----------    -----------
     GROSS PROFIT                                           6,772,532      8,571,327     13,709,627     14,155,097

OPERATING EXPENSES:

     Sales & Marketing                                      4,038,142      3,672,171      7,751,456      6,435,487
     General & Administrative                               2,740,609      2,337,617      5,019,575      4,965,581
     Research & Development                                 2,222,118      1,437,992      4,174,686      2,990,850
     Acquired In-Process Technology                         2,500,000                     2,500,000
     Goodwill Amortization                                    149,511                       149,511
     Restructuring and Other Special Charges (Reversal)                                    (600,000)
                                                         ------------    -----------    -----------    -----------
                                                           11,650,380      7,447,780     18,995,228     14,391,918
                                                         ------------    -----------    -----------    -----------
OPERATING (LOSS) PROFIT                                    (4,877,848)     1,123,547     (5,285,601)      (236,821)

OTHER INCOME (EXPENSE):

     Interest Expense                                        (237,975)      (209,645)      (395,040)      (471,390)
     Interest Income                                           24,819         21,682         59,007         28,286
     Other Income (Expense)                                    21,441        (37,977)      (116,601)       (68,309)
                                                         ------------    -----------    -----------    -----------
                                                             (191,715)      (225,940)      (452,634)      (511,413)
                                                         ------------    -----------    -----------    -----------
(LOSS) EARNINGS BEFORE INCOME TAXES                        (5,069,563)       897,607     (5,738,235)      (748,234)
INCOME TAX
                                                         ------------    -----------    -----------    -----------
NET (LOSS) EARNINGS                                       $(5,069,563)   $   897,607    $(5,738,235)   $  (748,234)
                                                          ===========    ===========    ===========    ===========


NET (LOSS) EARNINGS PER COMMON SHARE                      $      (.32)   $       .06    $      (.36)   $      (.05)

NET (LOSS) EARNINGS PER COMMON
    SHARE - ASSUMING DILUTION                             $      (.32)   $       .06    $      (.36)   $      (.05)


Weighted average common shares outstanding                 15,778,866     14,575,814     15,730,738     14,524,193

Weighted average common and dilutive
    potential common shares outstanding                    15,778,866     15,423,107     15,730,738     14,524,193



                 See notes to consolidated financial statements.

                     VIRTUALFUND.COM, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)

                                                                   Six Months Ended
                                                              ---------------------------
                                                              January 3,     December 28,
                                                                 1999            1997
                                                              -----------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Loss                                                 $(5,738,235)   $  (748,234)

     Adjustments to reconcile net loss to net
        cash (used in) provided by operating activities:
              Depreciation and amortization                       875,824        981,592
              Amortization of goodwill                            149,511
              Amortization of deferred financing costs            111,351        105,011
              Acquired in-process research and development      2,500,000
              (Gain) loss on sale of property and equipment        (4,417)        78,536
        Change in current assets and current liabilities:
              Accounts receivable                               3,946,224        322,754
              Inventory                                           599,758        430,597
              Other current assets                                 13,464        184,237
              Accounts payable                                 (2,575,219)     1,866,507
              Accrued payroll and payroll taxes                   (28,103)      (260,605)
              Other current liabilities                          (574,619)      (126,171)
              Deferred revenue                                    221,013       (108,995)
                                                              -----------    -----------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES              (503,448)     2,725,229

CASH FLOWS FROM INVESTING ACTIVITIES:
     Loans to related parties                                    (869,946)
     Collection of loans from related parties                     351,181
     Additions to property and equipment                         (566,258)      (211,912)
     Proceeds from sale of property and equipment                  15,164          9,396
     Additions to patents and other assets                         (7,847)       (16,013)
     Cash acquired from K&R Technologies, Inc.                     53,806
                                                              -----------    -----------
NET CASH USED IN INVESTING ACTIVITIES                          (1,023,900)      (218,529)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payment of related party note payable                     (1,798,588)
     Payment of debenture                                        (375,866)
     Proceeds from issuance of common stock                                       72,188
     Net payments under revolving credit lines                   (337,741)    (1,811,031)
     Payments on long-term debt                                  (443,425)      (424,229)
                                                              -----------    -----------
NET CASH USED IN FINANCING ACTIVITIES                          (2,955,620)    (2,163,072)
                                                              -----------    -----------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS               (4,482,968)       343,628
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                5,011,181        484,106
                                                              -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $   528,213    $   827,734
                                                              ===========    ===========


                 See notes to consolidated financial statements.

                     VIRTUALFUND.COM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of presentation -

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Annual Report on Form 10-K of VirtualFund.com, Inc. and subsidiaries (the "Company") for the year ended June 30, 1998. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended January 3, 1999, are not necessarily indicative of the results that may be expected for the year ending June 30, 1999.

2.    Earnings Per Share Calculation -

      The following table summarizes the reconciliation of the basic and diluted average common shares outstanding:

                                                         Three Months Ended                    Six Months Ended
                                                    ------------------------------      ------------------------------
                                                    January 3,        December 28,      January 3,       December 28,
                                                       1999               1997             1999              1997
                                                    ----------        ------------      ----------       ------------
      Average common shares outstanding             15,778,866         14,575,814       15,730,738       14,524,193
      Assumed conversion of stock options                                 705,960
      Assumed issuance of common stock
        related to settlement of litigation                               141,333
                                                    ----------        ------------      ----------       ------------
      Average common and assumed
         conversion shares                          15,778,866         15,423,107       15,730,738       14,524,193
                                                    ==========         ==========       ==========       ==========


      The following table summarizes securities that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings (loss) per share because to do so would have been antidilutive for the periods presented:

                                                         Three Months Ended                    Six Months Ended
                                                    ------------------------------      ------------------------------
                                                    January 3,        December 28,      January 3,       December 28,
                                                       1999               1997             1999              1997
                                                    ----------        ------------      ----------       ------------
      Stock options                                  3,785,539             504,100       3,785,539        3,538,610
      Warrants                                       3,034,953           3,049,953       3,034,953        3,049,953
      Shares issuable relating to
        settlement of litigation                                                                            141,333
      Convertible preferred stock                    1,499,998                           1,499,998
      Convertible Debenture                                                409,031                          409,031
                                                     ---------          ----------       ---------       ----------
      Average common and assumed
        conversion shares                            8,320,490           3,963,084       8,320,490        7,138,927
                                                     =========           =========       =========        =========

3.    Inventory -

      Inventory consists of the following:

                                               January 3,      June 30,
                                                 1999            1998
                                              ----------      ----------
      Raw materials                           $3,368,213      $3,285,194
      Work in process                            235,543         207,303
      Finished goods:
         Consumables                           1,911,217       2,604,318
         Hardware                              1,115,859         723,153
                                              ----------      ----------
                                              $6,630,832      $6,819,968
                                              ==========      ==========

4.    Acquisition -

      In December 1998, the Company, through its wholly-owned subsidiary RSPnet.com, Inc., issued 1,499,998 shares of Series A Convertible Preferred Stock and notes payable of $3,678,227, in exchange for all of the common stock of K&R Technologies, Inc. d/b/a TEAM Technologies, a privately held information technology company. Each share of Series A Convertible Preferred Stock is convertible into Common Stock of the Company, initially at the rate of one share of Common Stock for each share of Series A Convertible Preferred Stock, and has a guaranteed value of $5 per share after two years from the date of issuance. The Series A Convertible Preferred Stock has been valued at $5 per share for accounting purposes. The acquisition has been accounted for using the purchase method of accounting. Accordingly, the aggregate purchase price of approximately $11,278,000, including transaction costs, has been allocated to the assets acquired and liabilities assumed based upon the fair market values at the date of acquisition. The historical carrying amounts of the assets acquired and liabilities assumed approximated their fair value with liabilities assumed exceeding assets acquired by $193,000. Preliminarily and subject to change, a portion of the purchase price in the amount of $2,500,000 was allocated to in-process technology and was charged to operations because such in-process technology had not reached the stage of technological feasibility at the acquisition date and had no alternative future use. The remaining purchase price and the liabilities assumed in excess of the book value of tangible assets acquired has been recorded as goodwill in the amount of $8,971,000 and is being amortized on a straight-line basis over five years. Assets acquired and liabilities assumed as of December 1, 1998 include the following:

      (Unaudited)

      Accounts receivable                             $  983,000
      Notes receivable - related party                   444,000
      Property, plant and equipment                    1,236,000
      Other assets                                       195,000

      Note payable                                       568,000
      Term debt                                        1,230,000
      Accounts payable                                   346,000
      Accrued compensation                               423,000
      Other liabilities                                  484,000

      The operating results of the acquired business have been included in the consolidated statement of operations from December 1, 1998, the effective date of acquisition. The following pro forma results of operations for the six months ended January 3, 1999 and December 28, 1997 assume the acquisition occurred as of the beginning of the periods presented:

                                             January 3,      December 28,
                                               1999              1997
                                            -----------      ------------
       Net sales                            $36,417,000      $40,029,000
       Net (loss) earnings                   (4,448,000)      (2,200,000)
       (Loss) earnings per common
          share - basic                            (.28)            (.15)
       (Loss) earnings per common
          share - assuming dilution                (.28)            (.15)

5. Supplemental disclosure of cash flow information and non-cash financing activities -

                                                                                    Six Months Ended
                                                                                -------------------------
                                                                                January 3,   December 28,
                                                                                   1999          1997
                                                                                ----------   ------------
      The Company paid and received cash for the following items:

           Interest paid                                                        $  304,487   $  343,531


       Financing transactions not affecting cash:

           Decrease in accumulated deficit from exchange of 600,000 shares of common stock for liabilities assumed in excess of assets acquired related to the Kilborn Photo Products, Inc.
           acquisition                                                           2,051,260

           Convertible preferred stock issued for acquisition of K&R
           Technologies, Inc.                                                    7,499,990

           Notes payable issued for acquisition of K&R Technologies, Inc.        3,678,227

           Convertible subordinated debenture and accrued interest
           converted to common stock                                                            804,687


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

This Management's Discussion and Analysis contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). These forward looking statements are subject to a number of risks, including the Company's continuing need for additional cash, sensitivity of the Company to technology changes in the computer printing industry and intense competition in that industry, the Company's dependence on sales of newer products with untested market acceptance, dependence on numerous product components that are available from single sources, fluctuations in quarterly operating performance, the strength of the Company's intellectual property protection, risks associated with the acquisition and integration of new businesses, risks related to the diversification into new internet software and information technology business, the costs of pending litigation, and the size of the Company's international operations. These and other factors, which are set forth in Exhibit 99 to this Form 10-Q, have caused wide fluctuations in the market price of the Company's common stock and can be expected to cause similar fluctuations in the future. Refer to Exhibit 99 of this Form 10-Q for certain important cautionary factors, risks and uncertainties related to forward-looking statements.

On December 18, 1998 our wholly-owned subsidiary, RSPnet.com, Inc., acquired all of the outstanding common stock of K&R Technologies, Inc. d/b/a TEAM Technologies (TEAM), in exchange for 1,499,998 shares of VirtualFund.com, Inc. Series A Convertible Preferred Stock and notes payable of $3,678,227. TEAM is an information technology consulting company specializing in Internet solutions and is located in Cedar Falls, Iowa. The business combination was accounted for under the purchase method of accounting. Operating results of TEAM have been included in the consolidated statement of income from December 1, 1998, the effective date of acquisition.

Results of Operations

Net sales for the quarter ended January 3, 1999 were $18.0 million compared to $21.6 million for the same period one year ago. Net loss, excluding acquisition related charges, for the quarter ended January 3, 1999 was $2.4 million or $.15 per share compared to net income of $898,000 or $.06 per share for the quarter ended December 28, 1997. Net sales for the six months ended January 3, 1999 were $33.4 million compared to $37.0 million for the same period one year ago. Net loss, excluding acquisition related charges, for the six months ended January 3, 1999 was $3.1 million or $.20 per share compare to a net loss of $748,000 or $.05 per share for the six months ended December 28, 1997. Acquisition related charges for the three and six month periods ending January 3, 1999 include non-cash charges of $2.5 million for acquired in-process technology and $150,000 in amortization of goodwill. These charges account for losses of $.17 per share for the three and six month periods ending January 3, 1999, respectively. Net loss including these acquisition related charges for the three and six month periods ending January 3, 1999 was $5.1 million or $.32 per share and $5.7 million or $.36 per share, respectively.

The following table sets forth certain items from the Consolidated Statements of Operations expressed as a percentage of net sales:

                                                                        Three Months Ended           Six Months Ended
                                                                     -------------------------   -------------------------
                                                                     January 3,   December 28,   January 3,   December 28,
                                                                       1999           1997          1999          1997
                                                                     ----------   ------------   ----------   ------------
Net Sales                                                              100.0%       100.0%          100.0%       100.0%
Cost of goods sold                                                      62.5         60.4            59.0         61.7
                                                                       -----        -----           -----        -----
     Gross Profit                                                       37.5         39.6            41.0         38.3
Operating Expenses:
     Sales and Marketing                                                22.4         17.0            23.2         17.4
     General and Administrative                                         15.2         10.8            15.0         13.4
     Research and Development                                           12.3          6.6            12.5          8.1
     Acquired In-Process Technology                                     13.8           --             7.5           --
     Goodwill Amortization                                               0.8           --             0.4           --
     Restructuring and Other Special Charges(Reversal)                    --           --            (1.8)          --
                                                                       -----        -----           -----        -----
     Total Operating Expenses                                           64.5         34.4            56.8         38.9
                                                                       -----        -----           -----        -----
Operating (Loss) Profit                                                (27.0)         5.2           (15.8)        (0.6)
                                                                       -----        -----           -----        -----
Other Income (Expense):
     Interest expense                                                   (1.3)        (1.0)           (1.2)        (1.3)
     Interest income                                                     0.1          0.1             0.1          0.1
     Other                                                               0.1         (0.2)           (0.3)        (0.2)
                                                                       -----        -----           -----        -----
(Loss) Profit Before Income Taxes                                      (28.1)         4.1           (17.2)        (2.0)
Income Tax                                                                --           --              --           --
                                                                       -----        -----           -----        -----
Net (Loss) Profit                                                      (28.1)%        4.1%          (17.2)%       (2.0)%
                                                                       =====        =====           =====        =====

Net Sales. During the quarter ended January 3, 1999 our Digital Graphics Business Unit (DGBU) recorded hardware sales of $7.1 million or 40% of DGBU net sales compared to $9.5 million or 44% of DGBU net sales in the same period one year ago. The $2.4 million decrease in hardware revenues in the January 3, 1999 quarter compared to the prior year consists of an $840,000 decrease in sales of our black-and-white typesetting products, a $900,000 decrease in sales of our older discontinued wide-format color products, and a $660,000 decrease in sales due to an overall lower average selling price per unit of our DisplayMaker HiRes 8-Color (DMX) series printers despite an increase in unit sales over the previous year. The decrease in sales of our older discontinued wide-format color products is primarily attributable to the introduction of new DMX printers that incorporate embedded controllers with a print server function and licensing of other company's print servers reducing demand for the Company's own print servers. We anticipate an increase in hardware revenues in the quarter ending March 31, 1999 as we launch a new product line in the spring of 1999.

During the quarter ended January 3, 1999 the DGBU recorded consumables sales, consisting primarily of ink, media, film, maintenance contracts and spare parts, of $10.5 million or 60% of DGBU net sales compared to $12.1 million or 56% of DGBU net sales in the same period one year ago. The $1.6 million decrease in consumables sales for the quarter ended January 3, 1999 from the prior year is primarily due to a $900,000 decrease in consumables sales for our black-and-white, typesetting products and a $700,000 decrease in the sale of ink and media for older model discontinued color hardware products that have been in the field for several years.

During the quarter ended January 3, 1999 the Internet/Software Business Unit
(ISBU) recorded revenues of $487,000 which represents revenue from December 1, 1998 related to the operations of TEAM. We expect growth in the ISBU to come from sales of our recently released E-Com Tools Internet-based, electronic commerce software products. These products are currently being marketed to several potential resellers called Agency Affiliates. In addition, TEAM's core information technology consulting business has been growing in the past years and is expected to increase up to 25% in the next year. We also plan to pursue additional acquisitions to continue the ISBU growth.

International Sales. The following table sets forth international sales by region expressed in thousands and as a percentage of total net sales:

                                          Three months ended                             Six months ended
                              -----------------------------------------     -------------------------------------------
                               January 3, 1999      December 28, 1997         January 3, 1999       December 28, 1997
                              -----------------     -------------------     -------------------    --------------------
Europe                        $ 3,845     21.3%     $4,537        21.0%     $ 7,139       21.4%     $ 7,730       20.9%

Japan, Asia/Pacific             1,699      9.4       3,247        15.0        2,898        8.7        4,784       12.9

Latin America                     921      5.1       1,087         5.0        1,586        4.7        2,256        6.1

Canada                            542      3.0         763         3.5          945        2.8        1,313        3.6
                              -------     ----      ------        ----      -------       ----      -------       ----

Total international sales     $ 7,007     38.8%     $9,634        44.5%     $12,568       37.6%     $16,083       43.5%
                              =======     ====      ======        ====      =======       ====      =======       ====

The decrease in sales in Japan, Asia/Pacific compared to the prior year is primarily related to the economic turmoil in that region and the higher relative prices due to lower local currency values relative to the U.S. dollar. We expect sales in these regions to remain below historical levels for the remainder of fiscal 1999. While a majority of the foreign transactions occur in U.S. dollars, and, as a result, foreign currency risk is not expected to be a significant risk factor, the DGBU does borrow funds in Dutch Guilders to pay its European expenses. Significant fluctuations in that relatively stable currency are not expected, but if the fluctuations were to occur, they could have an adverse impact on the Company.

Gross Profit. Gross profit, expressed as a percent of net sales, was 37.5% in the quarter ended January 3, 1999 compared to 39.6% in the same period one year ago. The decrease in gross profit from the prior year is primarily due to a similar amount of fixed manufacturing overhead being spread over lower revenue.

Operating Expenses. Sales and Marketing expenses for the quarter ended January 3, 1999 were $4.0 million compared to $3.7 million in the same period one year ago. The increase in Sales and Marketing expenses in the quarter ended January 3, 1999 is primarily related to increased marketing expenses in the DGBU along with increased selling and marketing expenses in the ISBU of $153,000.

Research and Development expenses were $2.2 million in the quarter ended January 3, 1999, compared to $1.4 million in the same period one year ago. The increase in research and development expenses over the prior year includes approximately $250,000 related to product development for the ISBU and $218,000 in expenses related to our new Advanced Research Technology Center in San Jose, California.

General and Administrative expenses were $2.7 million for the quarter ended January 3, 1999 compared to $2.3 million in the same period one year ago. The increase in general and administrative expenses in the quarter ended January 3, 1999 compared to the previous year is primarily the result of increased expenses incurred for the implementation of the ISBU strategy of approximately $284,000.

Other. Interest expense was $238,000 for the quarter ended January 3, 1999 compared to $210,000 in the same period one year ago. The increase in interest expense is due to higher average outstanding borrowings despite lower average interest rates.


Liquidity and Capital Resources

Net cash used in operating activities during the six months ended January 3, 1999 was $503,000 compared to net cash provided by operating activities of $2.7 million in the same period one year ago. Cash flows were negatively impacted by a $3.1 million loss from operations, excluding acquisition related charges, in the six months ended January 3, 1999 compared to a net loss from operations of $748,000 in the same period one year ago. Cash flows were also negatively impacted by a $2.6 million decrease in accounts payable in the six months ended January 3, 1999 compared to an increase in accounts payable of $1.9 million in the same period one year ago. Cash was provided by a $3.9 million reduction in accounts receivable in the six months ended January 3, 1999 as a result of better collection procedures and lower sales volume compared to the same period one year ago.

Net cash used in investing activities was $1.0 million during the six months ended January 3, 1999 compared to $219,000 in the same period one year ago. We advanced $519,000, net of repayments, to related entities in the six months ended January 3, 1999. Investment in capital equipment was $566,000 in the six months ended January 3, 1999 compared to $212,000 in the same period one year ago. The increase in capital expenditures is primarily related to additional production equipment and the expansion and upgrade of certain internal information systems.

Net cash used in financing activities was $3.0 during the six months ended January 3, 1999 compared to $2.2 million in the same period one year ago. As a result of the Kilborn acquisition, the company assumed a liability for a note payable to one of the Kilborn shareholders. The note in the amount of $1.8 million was paid in full during the six months ended January 3, 1999. The Company paid the balance on the convertible subordinated debenture and its related interest of $376,000 during the six months ended January 3, 1999. Net repayments under revolving credit lines were $338,000 during the six months ended January 3, 1999 compared to $1.8 million in the same period one year ago.

ColorSpan's revolving credit facility agreement with General Electric (GE) expired January 17, 1999. GE has notified us of their intent not to renew the credit facility as we do not meet the minimum borrowing objectives of their portfolio. However, GE has agreed to extend the credit agreement through March 31, 1999, and has advanced us $1 million above our borrowing base to facilitate the acquisition of TEAM. GE will continue to hold its equity interest in the Company. In addition, the RSPnet.com,Inc. revolving credit facility for TEAM was due to expire on May 1, 1999. However, the lender has given written notice of its desire to terminate the credit facility as soon as possible due to merger related covenant issues associated with our purchase of TEAM. We are actively pursuing a number of alternate financing sources to replace the financing provided by both lenders. Although we expect to have a qualified lender or lenders in place by March 31, 1999, there can be no assurances of this, or that the cash available under any agreement which can be reached will be adequate to meet the Company's needs, or that sources of financing will be available to the Company on favorable terms.

We expect revenues to increase in the March 1999 quarter and the remainder of fiscal 1999 compared to the September and December 1998 quarters. The shipment of production quantities of a new product line to be released in the spring of 1999 should provide the additional revenue. Currently, we have not made significant commitments for capital expenditures and do not expect to incur substantial cash outlays related to planned strategic acquisitions of information technology consulting companies in fiscal 1999 in excess of the $1.4 million which was paid in the March 1999 quarter and $2.2 million required in the June 1999 quarter related to the TEAM acquisition. We expect to finance additional acquisitions primarily through the issuance of equity securities which will cause further dilution to our current shareholders. We expect to finance operations throughout the remainder of fiscal 1999 through cash flow from profitable operating activities. If sales are less than expected or reasonably priced sources of alternative financing are not available, we may be required to delay the acquisition strategy or further restructure the capitalization of the Company.

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

Our exposure to potential Year 2000 problems exists in two general areas: technological operations under our sole control and technological operations dependent in some way on one or more third parties. The majority of our exposure in potential Year 2000 problems is in the latter area where the situation is much less within our ability to predict or control. Our business is heavily dependent on third parties, many of whom are themselves heavily dependent on technology. We cannot control the Year 2000 readiness of those parties. In some cases, our third-party dependence is on vendors of technology who are themselves working towards solutions to Year 2000 problems. We have initiated projects to identify and correct the potential problem in all of our systems. The costs incurred to date total less than $30,000 and have been expensed in the financial statements. We are using internal resources to test the software modifications. Funding for this area is expected to, and has come from, cash flow from operations. Currently, we estimate any additional costs for this issue will not exceed $25,000. We currently expect to have the project completed by the end of our fiscal year in June.

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

Contingency Plans. We have not yet completed our planning and preparations to handle the most reasonably likely worst case scenarios described above. We intend to develop contingency plans for these scenarios during fiscal 1999. We are currently contacting essential third parties to ascertain their readiness and the impact they would have on our contingency planning. We believe that this is the appropriate timeframe for developing such plans and that efforts prior to that time should be focused on renovation, testing and verification of our system modifications.

                           PART II. OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

In prior reports on Form 10-Q the Company has described the suit filed by LaserMaster Corporation (LMC), now known as ColorSpan Corporation against Sentinel Imaging, a division of Sentinel Business Systems, Inc. (Sentinel) alleging Sentinel's theft of trade secrets related to LMC's Big Ink(TM) Delivery System and customer information and breach of a confidentiality agreement with a former LMC employee. In October 1997, the Company prevailed in the trial of its suit against Sentinel and was awarded damages of $2.17 million, plus interest against Sentinel. In addition, the Federal District Court imposed an injunction on Sentinel preventing them from using or disclosing information related to the stolen software trade secrets. The judgement has been appealed by Sentinel and LMC has cross-appealed the dismissal of certain claims prior to trial. Thereafter, in January 1998 the Company commenced another suit against Sentinel related to direct and contributory copyright infringement, tortious interference with contract and unfair competition. Sentinel counter-claimed alleging copyright misuse and unfair competition.

In March 1998, Sentinel filed for Chapter 11 bankruptcy protection. The bankruptcy court has permitted the appeal on the initial case to move forward in the federal courts. Sentinel has challenged the claim of ColorSpan related to the suit filed in January, 1998. Sentinel has also brought an action against Kilborn Photo Products, Inc. alleging that it received preferential payments which are required to be returned for the benefit of creditors, that the current secured claim of Kilborn should be equitably subordinated and to rescind an alleged fraudulently procured security right. Kilborn denied all such allegations. Although ColorSpan and Kilborn believe that the allegations of Sentinel are without merit and that the claims alleged in the bankruptcy are valid and enforceable obligations, we cannot assure that Sentinel will not reduce or eliminate certain claims, or succeed in asserting a right to recovery of sums already collected by Kilborn or damages from ColorSpan. If Sentinel prevails in its claims against ColorSpan or Kilborn, the outcome could have a material effect on the financial condition of the Company. Because of the uncertainty surrounding this activity, we have not recorded any assets or liabilities associated with this action.

The bankruptcy court approved a sale of the assets of Sentinel to Charrette Corp. in January 1999. The proceeds of such sale and the proceeds of the actions with ColorSpan and Kilborn will be used to pay claimants in the Sentinel bankruptcy. We believe the proceeds will pay only a portion of the amount of the claims of any creditor who does not have a valid and enforceable security interest. Even if ColorSpan were successful in the appeal on the initial suit and in the claims asserted in the second suit, only a portion of such damages are expected to be collected from Sentinel.

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

ITEM 2:  CHANGES IN SECURITIES

On December 14, 1998, the Board of Directors adopted a resolution providing for the authorization of 1,500,000 shares of Series A Convertible Preferred Stock, with certain powers, preferences, rights, qualifications, limitations and restrictions. Among other things, holders of the Series A Convertible Preferred Stock have the same voting rights as the Company's Common stockholders. In addition, the Series A Convertible Preferred Stock is convertible into Common Stock initially at the rate of one share of Common Stock for each share of Series A Convertible Preferred Stock, and has a guaranteed value of $5 per share after two years from the date of issuance. The complete description of the Series A Preferred Stock is attached in Exhibit 4.1. By letter agreement, stock issued under the guarantee of value process cannot exceed 19.9% of the Company's outstanding common stock.

On December 18, 1998, the Company issued 1,499,998 shares of Series A Convertible Preferred Stock in exchange for all of the outstanding shares of K&R Technologies, Inc. d/b/a TEAM Technologies.

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES

Nothing to report.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Nothing to report.

ITEM 5:  OTHER INFORMATION

Nothing to report.

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Listing of Exhibits

          4.1 Certificate of Designation of the Powers, Preferences and Rights, and Qualifications, Limitations and Restrictions, of Series A Convertible Preferred Stock of VirtualFund.com, Inc.

         99. Cautionary Factors Under Private Securities Litigation Reform Act of 1995.

  (b)            Reports on Form 8-K

                 Form 8-K dated December 18, 1998 and filed December 31, 1998 reported the acquisition of K&R Technologies, Inc. d/b/a TEAM Technologies.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIRTUALFUND.COM, INC.



/s/ Melvin L. Masters
-------------------------------------
Melvin L. Masters
Chief Executive Officer



/s/ James H. Horstmann
-------------------------------------
James H. Horstmann
Chief Financial Officer and Principal
 Accounting Officer






Dated: February 17, 1999

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIRTUALFUND.COM, INC.



-------------------------------------
Melvin L. Masters
Chief Executive Officer



-------------------------------------
James H. Horstmann
Chief Financial Officer and Principal
 Accounting Officer











Dated: February 17, 1999