Form 10-Q
period 1999-04-04
VIRTUALFUND COM INC
filed 1999-05-19
CIK 857470

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended  April 4, 1999

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No.: 0-18114

VIRTUALFUND.COM, INC.
(Exact name of registrant as specified in charter)


        Minnesota                                     41-1612861
        ---------                                     ----------
(State or other jurisdiction              (IRS Employer Identification No.)
of incorporation or organization)


7090 Shady Oak Road, Eden Prairie, Minnesota              55344
--------------------------------------------              -----
(Address of principal executive offices)                (Zip code)

                                 (612) 941-8687
                                 --------------
              (Registrant's telephone number, including area code)


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

Class                                           Outstanding at 4/30/99
-----                                           ----------------------
Common Stock, $.01 par value                         15,778,866

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     VIRTUALFUND.COM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                   April 4,
                                                                    1999             June 30,
                                                                 (Unaudited)           1998
                            ASSETS                             -------------    ----------------
CURRENT ASSETS:
    Cash and cash equivalents                                  $     769,822    $      5,011,181
    Accounts receivable, less allowance for
       doubtful accounts and sales returns of
       $1,187,000 and $1,662,000, respectively                     9,044,029          11,311,178
    Receivable - related parties                                   1,113,542             337,460
    Inventory                                                      8,074,334           6,819,968
    Other current assets                                           2,222,136           1,918,258
    Deferred income taxes                                          1,214,000           1,214,000
                                                               -------------    ----------------
        TOTAL CURRENT ASSETS                                      22,437,863          26,612,045

PROPERTY AND EQUIPMENT, NET                                        3,844,961           2,776,339

GOODWILL, less accumulated amortization of $598,044                8,372,625

DEFERRED INCOME TAXES                                              3,552,000           3,552,000

OTHER ASSETS                                                         237,233             179,286
                                                               -------------    ----------------
                                                               $  38,444,682    $     33,119,670
                                                               =============    ================

             LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Notes payable                                              $   3,187,772    $      2,015,988
    Notes payable - related parties                                2,235,766
    Current maturities of long-term debt                             615,829             259,550
    Convertible subordinated debenture                                                   375,866
    Accounts payable                                              12,701,888          10,524,613
    Accrued liabilities                                            4,748,428           4,109,603
                                                               -------------    ----------------
        TOTAL CURRENT LIABILITIES                                 23,489,683          17,285,620

LONG-TERM DEBT, less current maturities                              799,118              66,746

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Common stock, $.01 par value; authorized
         30,000,000 shares; 15,778,866 and 15,178,866
         shares issued and outstanding, respectively                 157,789             151,789
     Preferred stock, $.01 par value; authorized 5,000,000
         shares; 1,499,998 issued and outstanding                     15,000
     Additional paid in capital                                   40,500,420          32,995,320
     Accumulated deficit                                         (26,517,328)        (17,379,805)
                                                               -------------    ----------------
        TOTAL STOCKHOLDERS' EQUITY                                14,155,881          15,767,304
                                                               -------------    ----------------
                                                               $  38,444,682    $     33,119,670
                                                               =============    ================

                 See notes to consolidated financial statements

                     VIRTUALFUND.COM, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                               Three Months Ended                 Nine Months Ended
                                                         -------------------------------    -----------------------------
                                                           April 4,         March 29,        April 4,         March 29,
                                                            1999              1998             1999             1998
                                                         -------------    --------------   -------------    -------------
SALES
      Products                                           $ 17,693,662     $ 21,272,836    $ 50,674,201     $  58,225,444
      Professional Services                                 1,520,076                        1,943,630
                                                         -------------    -------------   -------------    --------------
NET SALES                                                  19,213,738       21,272,836      52,617,831        58,225,444

COST OF SALES
      Products                                              9,886,747       12,317,283      29,236,695        35,114,794
      Professional Services                                 1,051,022                        1,395,540
                                                         -------------    -------------   -------------    --------------
TOTAL COST OF SALES                                        10,937,769       12,317,283      30,632,235        35,114,794
                                                         -------------    -------------   -------------    --------------
      GROSS PROFIT                                          8,275,969        8,955,553      21,985,596        23,110,650

OPERATING EXPENSES
     Sales and Marketing                                    3,666,414        4,065,326      11,417,870        10,500,813
     Research and Development                               2,165,489        1,657,187       6,340,175         4,648,037
     Acquired In-Process Technology                                                          2,500,000
     General and Administrative                             3,294,800        2,201,338       8,314,375         7,166,919
     Goodwill Amortization                                    448,533                          598,044
     Restructuring and Other Special Charges (Reversal)                                       (600,000)
                                                         -------------    -------------   -------------    --------------
                                                            9,575,236        7,923,851      28,570,464        22,315,769
                                                         -------------    -------------   -------------    --------------
OPERATING (LOSS) PROFIT                                    (1,299,267)       1,031,702      (6,584,868)          794,881

OTHER INCOME (EXPENSE)
     Interest Expense                                        (240,417)        (179,003)       (635,457)         (650,393)
     Interest Income                                           31,194           37,453          90,201            65,739
     Other Income (Expense)                                   160,462           30,972          43,861           (37,337)
                                                         -------------    -------------   -------------    --------------
                                                              (48,761)        (110,578)       (501,395)         (621,991)
                                                         -------------    -------------   -------------    --------------

NET (LOSS) EARNINGS                                      $ (1,348,028)    $    921,124    $ (7,086,263)    $     172,890
                                                         =============    =============   =============    ==============

NET (LOSS) EARNINGS PER COMMON SHARE                     $      (0.09)    $       0.06    $      (0.45)    $        0.01

NET (LOSS) EARNINGS PER COMMON
       SHARE - ASSUMING DILUTION                         $      (0.09)    $       0.06    $      (0.45)    $        0.01

Weighted average common shares outstanding                 15,778,866       14,808,887      15,746,492        14,619,091

Weighted average common and dilutive
      potential common shares outstanding                  15,778,866       15,955,323      15,746,492        15,283,667


                 See notes to consolidated financial statements

                     VIRTUALFUND.COM, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)


                                                                          Nine Months Ended
                                                                  --------------------------------
                                                                     April 4,           March 29,
                                                                       1999               1998
                                                                  ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net (loss) earnings                                         $ (7,086,263)       $    172,890
      Adjustments to reconcile net (loss) earnings to
           net cash provided by operating activities:
               Depreciation and amortization                         1,503,367           1,578,123
               Amortization of goodwill                                598,044
               Acquired in-process research and development          2,500,000
               Loss on sale of property and equipment                    4,079              84,516
           Change in current assets and current liabilities, net
           of effects of acquisition:
               Accounts receivable                                   3,399,856           1,523,740
               Inventory                                              (843,744)          1,699,530
               Other current assets                                   (328,243)            177,051
               Accounts payable                                      1,671,074             346,707
               Accrued liabilities                                    (894,780)           (599,715)
                                                                  -------------       ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                              523,390           4,982,842

CASH FLOWS FROM INVESTING ACTIVITIES:
      Loans to related parties                                        (846,873)
      Collection of loans from related parties                         351,181
      Additions to property and equipment                             (786,771)           (539,239)
      Proceeds from sale of property and equipment                      15,590              20,059
      Additions to patents and other assets                            (17,230)            (33,135)
      Payments for acquisition of K&R Technologies, Inc.
          net of cash acquired                                      (1,388,655)
                                                                  -------------       ------------
NET CASH USED IN INVESTING ACTIVITIES                               (2,672,758)           (552,315)

CASH FLOWS FROM FINANCING ACTIVITIES:
      Payment of related party note payable                         (1,798,588)
      Payment of debenture                                            (375,866)
      Proceeds from issuance of common stock                                               112,924
      Net borrowing (payments) under revolving credit lines            584,489          (1,923,400)
      Proceeds from long-term debt                                     228,908
      Payments on long term debt                                      (730,934)           (530,790)
                                                                  -------------       ------------
NET CASH USED IN FINANCING ACTIVITIES                               (2,091,991)         (2,341,266)
                                                                  -------------       ------------

(DECREASE) INCREASE IN CASH AND
     CASH EQUIVALENTS                                               (4,241,359)          2,089,261

CASH AND CASH EQUIVALENTS AT
     BEGINNING OF PERIOD                                             5,011,181             484,106
                                                                  -------------       ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $    769,822        $  2,573,367
                                                                  =============       ============


                 See notes to consolidated financial statements

                     VIRTUALFUND.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.    Basis of presentation -

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Annual Report on Form 10-K of VirtualFund.com, Inc. and subsidiaries (the Company) for the year ended June 30, 1998. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended April 4, 1999 are not necessarily indicative of the results that may be expected for the year ending June 30, 1999.


2.    Earnings Per Share Calculation -

      The following table summarizes the reconciliation of the basic and diluted average common shares outstanding:

                                                          Three Months Ended            Nine Months Ended
                                                   ------------------------------  ----------------------------
                                                     April 4,          March 29,     April 4,         March 29,
                                                      1999               1998          1999              1998
                                                   -----------        -----------  ------------      ----------
      Average common shares outstanding             15,778,866        14,808,887     15,746,492      14,619,091
      Assumed conversion of stock options                              1,005,103                        570,354
      Assumed issuance of common stock
        related to settlement of litigation                              141,333                         94,222
                                                   -----------        -----------  ------------      ----------
      Average common and assumed
        conversion shares                          15,778,866         15,955,323    15,746,492      15,283,667
                                                   ===========        ===========  ============      ==========


      The following table summarizes securities that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings (loss) per share because to do so would have been antidilutive for the periods presented:


                                                       Three Months Ended            Nine Months Ended
                                                    ------------------------     -----------------------
                                                     April 4,       March 29,     April 4,      March 29,
                                                      1999            1998         1999           1998
                                                    ---------      ---------     ---------     ---------
      Stock options                                 3,741,139        142,000     3,741,139     2,406,406
      Warrants                                      3,034,953      3,049,953     3,034,953     3,049,953
      Convertible preferred stock                   1,499,998                    1,499,998
      Convertible debenture                                          239,173                     239,173
                                                    ---------      ---------     ---------     ---------
          Average common and assumed
          conversion shares                         8,276,090      3,431,126     8,276,090     5,695,532
                                                    =========      =========     =========     =========

3.    Inventory -

      Inventory consists of the following:

                                         April 4,          June 30,
                                           1999              1998
                                       ------------      ------------
      Raw materials                    $  4,116,548      $  3,285,194
      Work in process                       248,320           207,303
      Finished goods:
          Consumables                     2,216,880         2,604,318
          Hardware                        1,492,586           723,153
                                       ------------      ------------
                                       $  8,074,334      $  6,819,968
                                       ============      ============


4.    Acquisition -

      In December 1998, the Company, through its wholly owned subsidiary RSPnet.com, Inc., issued 1,499,998 shares of Series A Convertible Preferred Stock and notes payable of $3,678,227, in exchange for all of the common stock of K&R Technologies, Inc. d/b/a TEAM Technologies, a privately held information technology company. Each share of Series A Convertible Preferred Stock is convertible into Common Stock of the Company, initially at the rate of one share of Common Stock for each share of Series A Convertible Preferred Stock, and has a guaranteed value of $5 per share after two years from the date of issuance. The Series A Convertible Preferred Stock has been valued at $5 per share for accounting purposes. The acquisition has been accounted for using the purchase method of accounting. Accordingly, the aggregate purchase price of approximately $11,278,000, including transaction costs, has been allocated to the assets acquired and liabilities assumed based upon the fair market values at the date of acquisition. The historical carrying amounts of the assets acquired and liabilities assumed approximated their fair value with liabilities assumed exceeding assets acquired by $193,000. A portion of the purchase price in the amount of $2,500,000 was allocated to in-process technology and was charged to operations because such in-process technology had not reached the stage of technological feasibility at the acquisition date and had no alternative future use. The remaining purchase price and the liabilities assumed in excess of the book value of tangible assets acquired has been recorded as goodwill in the amount of $8,971,000 and is being amortized on a straight-line basis over five years. Assets acquired and liabilities assumed as of December 1, 1998 include the following:

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

The operating results of the acquired business have been included in the consolidated statement of operations from December 1, 1998, the effective date of acquisition. The following pro forma results of operations for the nine months ended April 4, 1999 and March 29, 1998 assume the acquisition occurred as of July 1, 1997:

                                                             April 4,       March 29,
                                                              1999           1998
                                                          ------------   ------------
      Net sales                                           $ 55,630,000   $ 61,866,000
      Net loss                                              (5,796,000)    (1,748,000)
      Net loss per common share - basic                           (.37)          (.12)
      Net loss per common share - assuming dilution               (.37)          (.12)


5. Supplemental disclosure of cash flow information and non-cash financing activities -

                                                                                   Nine Months Ended
                                                                                ------------------------
                                                                                 April 4,      March 29,
                                                                                   1999          1998
                                                                                ---------     ----------
      The Company paid and received cash for the following items:

          Interest paid                                                         $ 547,454     $  506,654
          Income tax (received) paid, net                                        (118,827)         6,550

      Financing transactions not affecting cash:

          Increase in accumulated deficit from exchange of 600,000
          shares of common stock for liabilities assumed in excess of
          assets acquired related to the Kilborn Photo Products, Inc.           2,051,260

          Convertible preferred stock issued for acquisition of K&R
          Technologies, Inc.                                                    7,499,990

          Notes payable issued for acquisition of K&R Technologies, Inc.        3,678,227

          Convertible subordinated debenture and accrued interest
          converted to common stock                                                            1,413,687

          Capital lease obligations                                               101,178

6.    Accounting Changes -

      Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, was issued in June 1997 and was adopted by the Company at the beginning of fiscal 1999. The statement requires companies to disclose comprehensive income and its components in their financial statements. This statement had no material impact on the Company's financial statements.

      Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information", was issued in June 1997 and will be adopted by the Company in the fourth quarter of fiscal 1999. The statement establishes standards which redefine how operating segments are determined and requires public companies to report financial and descriptive information about reportable operating segments.

      Statement of Financial Accounting Standards No. 132, "Employer's Disclosure About Pensions and Other Postretirement Benefits", was issued in February 1998 and will be adopted by the Company in the fourth quarter of fiscal 1999. The statement revises employer's disclosures about pension and other postretirement benefit plans.

      Since all of these pronouncements relate primarily to changes in disclosure requirements, the Company does not believe the new requirements will significantly affect its financial condition or operating results.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

This Management's Discussion and Analysis contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the
Act). These forward-looking statements are subject to a number of risks, including the Company's continuing need for additional cash, sensitivity of the Company to technology changes and intense competition, the Company's dependence on sales of newer products with untested market acceptance, dependence on numerous product components that are available from single sources, fluctuations in quarterly operating performance, the strength of the Company's intellectual property protection, risks associated with the acquisition and integration of new businesses, risks related to the diversification into new internet software and information technology business, the outcome of litigation, and the size of the Company's international operations. These and other factors, which are set forth in Exhibit 99 to this Form 10-Q, have caused wide fluctuations in the market price of the Company's common stock and can be expected to cause similar fluctuations in the future. Refer to Exhibit 99 of this Form 10-Q for certain important cautionary factors, risks and uncertainties related to forward-looking statements.

On December 18, 1998 our wholly owned subsidiary, RSPnet.com, Inc., acquired all of the outstanding common stock of K&R Technologies, Inc. d/b/a TEAM Technologies (TEAM), in exchange for 1,499,998 shares of VirtualFund.com, Inc. Series A Convertible Preferred Stock and notes payable of $3,678,227. TEAM is an information technology consulting company specializing in Internet solutions and is located in Cedar Falls, Iowa. The business combination was accounted for under the purchase method of accounting. Operating results of TEAM have been included in the consolidated statement of operations from December 1, 1998, the effective date of acquisition.

Results of Operations

Net sales for the quarter ended April 4, 1999 were $19.2 million compared to $21.3 million for the same period one year ago. Net loss, excluding merger related charges, for the quarter ended April 4, 1999 was $899,000 or $.06 per share compared to net income of $921,000 or $.06 per share for the quarter ended March 29, 1998. Net sales for the nine months ended April 4, 1999 were $52.6 million compared to $58.2 million for the same period one year ago. Net loss, excluding merger related charges, for the nine months ended April 4, 1999 was $4.0 million or $.25 per share compared to net income of $173,000 or $.01 per share for the nine months ended March 29, 1998. Merger related charges for the three month period ended April 4, 1999 include $449,000 in amortization of goodwill. Merger related charges for the nine month period ended April 4, 1999 include non-cash charges of $2.5 million for acquired in-process technology and $598,000 in amortization of goodwill. These charges account for losses of $.03 and $.20 per share for the three and nine month periods ended April 4, 1999, respectively. Net loss including these acquisition related charges for the three and nine month periods ending April 4, 1999 was $1.3 million or $.09 per share and $7.1 million or $.45 per share, respectively.

The following table sets forth certain items from the Consolidated Statements of Operations expressed as a percentage of net sales:


                                                            Three Months Ended      Nine Months Ended
                                                          ---------------------    --------------------
                                                          April 4,    March 29,    April 4,   March 29,
                                                            1999        1998         1999        1998
                                                            -----       -----       -----       -----
Net Sales                                                   100.0%      100.0%      100.0%      100.0%
Cost of Goods Sold                                           56.9        57.9        58.2        60.3
                                                            -----       -----       -----       -----
     Gross Profit                                            43.1        42.1        41.8        39.7
Operating Expenses:
     Sales and Marketing                                     19.1        19.1        21.7        18.0
     General and Administrative                              17.1        10.4        15.8        12.3
     Research and Development                                11.3         7.8        12.0         8.0
     Acquired In-Process Technology                            --          --         4.8          --
     Goodwill Amortization                                    2.3          --         1.1          --
     Restructuring and Other Special Charges (Reversal)        --          --        (1.1)         --
                                                            -----       -----       -----       -----
     Total Operating Expenses                                49.8        37.3        54.3        38.3
                                                            -----       -----       -----       -----
Operating (Loss) Profit                                      (6.7)        4.8       (12.5)        1.4
                                                            -----       -----       -----       -----
Other Income (Expense):
     Interest Expense                                        (1.3)       (0.8)       (1.2)       (1.1)
     Interest Income                                          0.2         0.2         0.2         0.1
     Other                                                    0.8         0.1          --        (0.1)
                                                            -----       -----       -----       -----
Net (Loss) Profit                                            (7.0)%       4.3%      (13.5)%       0.3%
                                                            =====       =====       =====       =====

Net Sales. Sales of the Company's new DisplayMaker(R) Series XII printer, which became available during the last two weeks of the quarter, were $1.7 million. The Company expects sales of these production printers to grow significantly over the next several quarters. Overall, the Digital Graphics Business Unit
(DGBU) experienced hardware sales of $6.7 million for the quarter ended April 4, 1999 compared to $9.2 million in the same period one year ago. The $2.5 million decline is comprised in part of a decrease in the sales of our older four-color inkjet printers, black-and-white typesetting and server products totaling $1.4 million. Sales of our DisplayMaker HiRes 8-Color products (DMX) decreased $3.6 million as the product line was repositioned as a lower price point product when the Series XII product line was introduced. Sales of the Giclee PrintMakerFA(TM) printer increased by $800,000 from the same period a year ago.

During the quarter ended April 4, 1999 our DGBU recorded consumables sales, consisting primarily of ink, media, film, maintenance contracts and spare parts, of $10.5 million or 61% of DGBU net sales compared to $12.1 million or 57% of DGBU net sales in the same period one year ago. The $1.6 million decrease in consumables sales for the quarter ended April, 1999 from the prior year is primarily attributable to a $2.3 million reduction in consumables sales for our older four-color and black-and-white typesetting products which have been in the field for several years. This decrease was partially offset by a $1.3 million increase in sales of ink for our DMX and Series XII Color printers.

Hardware sales were $17.8 million or 36% of DGBU net sales in the nine months ended April 4, 1999 compared to $23.6 million or 41% of DGBU net sales in the same period one year ago. Consumables sales were $32.3 million or 64% of DGBU net sales in the nine months ended April 4, 1999 compared to $34.6 million or 59% of DGBU net sales in the same period one year ago.

During the quarter ended April 4, 1999 our Internet/Software Business Unit
(ISBU) recorded revenues of $2.0 million consisting of $1.5 million in professional services revenue and $504,000 in revenues from products such as web hosting, advertising, electronic commerce software and VAR (value added reseller) products. We expect growth in the ISBU to come from hosting related activities including sales of proprietary software, including the recently released E-Com Tools(TM) Internet based electronic commerce software, VAR products, and professional services revenue related to these products. The ISBU is currently marketing the E-Com Tools software product to reseller channel partners called Affiliates and Designated Systems Integrators.

International Sales. The following table sets forth international sales by region expressed in thousands and as a percentage of total net sales:


                                           Three months ended                              Nine months ended
                                  ---------------------------------------   --------------------------------------------
                                    April 4, 1999        March 29, 1998          April 4, 1999          March 29, 1998
                                  -----------------     -----------------   ---------------------     ------------------
Europe                            $3,771       19.6%    $4,454      21.0%   $10,910         20.7%     $12,184       20.9%

Japan, Asia/Pacific                1,837        9.6      2,157      10.1      4,735          9.0        6,941       11.9

Latin America                        713        3.7      1,048       4.9      2,299          4.4        3,304        5.7

Canada                               500        2.6        803       3.8      1,445          2.7        2,116        3.6
                                   -----       ----     ------     -----    -------        -----     -------       -----
Total international sales         $6,821       35.5%    $8,462      39.8%   $19,389         36.8%     $24,545       42.1%
                                  ======       ====     ======     =====    =======        =====     ========      =====



International sales are all related to DGBU activity. The decreases in revenues in these regions from the prior year are consistent with the overall decrease in revenue experienced by our DGBU. We expect sales in these regions to remain below historical levels for the remainder of fiscal 1999. While a majority of the foreign transactions occur in U.S. dollars, and, as a result, foreign currency risk is not expected to be a significant risk factor, the DGBU does borrow funds in Dutch Guilders to pay its European expenses. Significant fluctuations in that relatively stable currency are not expected, but if the fluctuations were to occur, they could have an adverse impact on the Company.

Gross Profit. Gross profit on product revenues, expressed as a percent of net sales for the DGBU, was 44.1% in the quarter ended April 4, 1999 compared to 42.1% in the same period one year ago. A one-time retroactive price concession for certain components and a vendor settlement accounted for approximately 3% of the increased gross margin percentage during the quarter ended April 4, 1999. Gross profit on product revenues, expressed as a percent of net sales for the DGBU, was 42.3% in the nine months ended April 4, 1999 compared to 39.7% in the same period one year ago. Gross profit on professional services revenue was 30.9% in the quarter ended April 4, 1999. Gross profit on professional services is expected to fluctuate between 30% and 35% depending on seasonal issues and our ability to quickly utilize our professionals in a chargeable manner as we expand into new markets.

Operating Expenses. Sales and Marketing expenses for the quarter ended April 4, 1999 were $3.7 million compared to $4.1 million in the same period one year ago. The decrease in Sales and Marketing expenses in the quarter ended April 4, 1999 consists of decreases in DGBU marketing expenses of $245,000 and sales expenses of $538,000 offset by an increase in ISBU sales and marketing expenses of $383,000. Sales and marketing expenses were $11.4 million in the nine months ended April 4, 1999 compared to $10.6 million in the prior year. The increase in sales and marketing expenses in the nine months ended April 4, 1999 compared to the prior year consists of a $744,000 increase in marketing expenses and a $173,000 increase in sales expenses.

Research and Development expenses were $2.2 million in the quarter ended April 4, 1999, compared to $1.7 million in the same period one year ago. The increase in research and development expenses over the prior year includes approximately $189,000 related to product development for the ISBU and $204,000 in expenses related to our Advanced Research Technology Center in San Jose, California. Research and development expenses were $6.3 million (excluding $2.5 million in acquired in-process technology) in the nine months ended April 4, 1999 compared to $4.6 million in the same period one year ago. The increase is primarily due to $545,000 in expenses related to our new Advanced Research Technology Center and a $600,000 increase in electronic commerce software development expenses.

General and Administrative expenses were $3.3 million for the quarter ended April 4, 1999 compared to $2.2 million in the same period one year ago and $8.3 million in the nine months ended April 4, 1999 compared to $7.2 million in the same period one year ago. The increase in general and administrative expenses compared to the previous year is primarily the result of increased ISBU expenses of approximately $945,000 and $1.2 million in the quarter and nine months ended April 4, 1999, respectively.

Other. Interest expense was $240,000 for the quarter ended April 4, 1999 compared to $179,000 in the same period one year ago. The increase in interest expense is due to higher average outstanding borrowings despite lower average interest rates.


Liquidity and Capital Resources

Net cash provided by operating activities during the nine months ended April 4, 1999 was $523,000 compared to net cash provided by operating activities of $5.0 million in the same period one year ago. Cash flows were negatively impacted by a $4.0 million loss from operations, excluding non-cash acquisition related charges, in the nine months ended April 4, 1999 compared to net earnings from operations of $173,000 in the same period one year ago. Cash flows were also negatively impacted by an $844,000 increase in inventory in the nine months ended April 4, 1999 compared to a decrease of $1.7 million in the same period one year ago. Cash flow was positively impacted by a $3.4 million reduction in accounts receivable and a $1.7 million increase in accounts payable during the nine months ended April 4, 1999.

Net cash used in investing activities was $2.7 million during the nine months ended April 4, 1999 compared to $552,000 in the same period one year ago. We advanced $496,000, net of repayments, to related entities in the nine months ended April 4, 1999. Investment in capital equipment was $787,000 in the nine months ended April 4, 1999 compared to $539,000 in the same period one year ago. Payments, net of cash acquired, for the acquisition of K&R Technologies, Inc.
(TEAM) were $1.4 million in the nine months ended April 4, 1999.

Net cash used in financing activities was $2.1 during the nine months ended April 4, 1999 compared to $2.3 million in the same period one year ago. As a result of the Kilborn acquisition, the company assumed a liability for a note payable to one of the Kilborn shareholders. The note in the amount of $1.8 million was paid in full during the nine months ended April 4, 1999. The Company paid the balance on the convertible subordinated debenture of $376,000 and its related interest during the nine months ended April 4, 1999. Net borrowing under revolving credit lines was $584,000 during the nine months ended April 4, 1999 compared to net repayments of $1.9 million in the same period one year ago.

ColorSpan's revolving credit facility agreement with General Electric Capital Corporation (GE) expired January 17, 1999 and was subsequently extended until June 30, 1999. However, GE has notified us of their intent not to renew the credit facility as we do not meet the account size objectives of their portfolio. GE will continue to hold its equity interest in the Company. The principal balance due GE under this agreement was $1,606,777 as of April 4, 1999. In addition, the RSPnet.com, Inc. revolving credit facility assumed with the TEAM acquisition expired on May 1, 1999. The lender has given written notice of its desire to terminate the credit facility as soon as possible and is pursuing collection on personal guarantees provided by the former shareholders. The principal balance due this lender under this agreement was $652,995 as of April 4, 1999. We are currently in the final stages of negotiations with a new primary lender who is expected to replace the credit relationships for both businesses before June 30, 1999.

We expect revenues to increase in the June 1999 quarter compared to the first three quarters of fiscal 1998. The shipment of production quantities of the new Displaymaker Series XII printer released in March 1999 should provide the additional revenue. Currently, we have not made significant commitments for capital expenditures and do not expect to incur substantial cash outlays related to planned strategic acquisitions of information technology consulting companies in fiscal 1999 in excess of the $2.2 million required in the June 1999 quarter related to the TEAM acquisition. We expect to finance this $2.2 million requirement and any additional acquisitions primarily through the issuance of equity securities which will cause further dilution to our current shareholders. We expect to finance operations throughout the remainder of fiscal 1999 through cash flow from operating activities and short term borrowings. Longer term financing for the RSPnet.com, Inc. business will likely require the issuance of additional equity in VirtualFund.com, Inc. or RSPnet.com, Inc. stock. If sales are less than expected or reasonably priced sources of alternative financing are not available, we may be required to revise our RSPnet.com, Inc. business plan or further restructure the capitalization of the Company.

Year 2000

We are currently working to resolve the potential impact of the Year 2000 on the processing of time-sensitive information by computerized information systems. Year 2000 issues may arise if computer programs have been written using two digits (rather than four) to define the applicable year. In such cases, programs that have time-sensitive logic may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failures. We utilize a number of computer programs across the entire operation. Year 2000 issues could impact our information systems as well as computer hardware and equipment that is part of our telephone network such as switches and termination devices that contain embedded software or "firmware."

Our exposure to potential Year 2000 problems exists in two general areas: technological operations under our sole control and technological operations dependent in some way on one or more third parties. The majority of our exposure in potential Year 2000 problems is in the latter area where the situation is much less within our ability to predict or control. Our business is heavily dependent on third parties, many of whom are themselves heavily dependent on technology. We cannot control the Year 2000 readiness of those parties. In some cases, our third-party dependence is on vendors of technology who are themselves working towards solutions to Year 2000 problems. We have initiated projects to identify and correct the potential problem in all of our systems. The costs incurred to date total less than $30,000 and have been expensed in the financial statements. We are using internal resources to test the software modifications. Funding for this area is expected to, and has come from, cash flow from operations. Currently, we estimate any additional costs for this issue will not exceed $25,000. We currently expect to have the project completed by September 1999.

Our Products. Our products do not use real time date information. However, we design and sell products that are heavily reliant on other company's operating system software. While we have taken appropriate steps to ensure the readiness of our software and believe it to be compliant, we cannot be certain that the software will operate error free, or that we will not be subject to litigation, whether the software operates error free or not. However, we believe that based on our efforts to ensure compliance and the fact that the calculations needed in and by our products are not date dependent, it is not reasonably likely that we will be subject to such litigation.

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



                           PART II. OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

In prior reports on Form 10-Q the Company has described the suit filed by LaserMaster Corporation (LMC), now known as ColorSpan Corporation, against Sentinel Imaging, a division of Sentinel Business Systems, Inc. (Sentinel) alleging Sentinel's theft of trade secrets related to LMC's Big Ink(R) Delivery System and customer information and breach of a confidentiality agreement with a former LMC employee. In October 1997, the Company prevailed in the trial of its suit against Sentinel and was awarded damages of $2.17 million, plus interest against Sentinel. In addition, the Federal District Court imposed an injunction on Sentinel preventing them from using or disclosing information related to the stolen software trade secrets. The judgement has been appealed by Sentinel and LMC has cross-appealed the dismissal of certain claims prior to trial. Thereafter, in January 1998 the Company commenced another suit against Sentinel related to direct and contributory copyright infringement, tortious interference with contract and unfair competition. Sentinel counter-claimed alleging copyright misuse and unfair competition.

In March 1998, Sentinel filed for Chapter 11 bankruptcy protection. The bankruptcy court permitted the appeal on the initial case to move forward in the federal courts. Sentinel challenged the claim of ColorSpan related to the suit filed in January 1998. Sentinel also brought an action against Kilborn Photo Products, Inc. alleging that it received preferential payments which are required to be returned for the benefit of creditors, that the current secured claim of Kilborn should be equitably subordinated and to rescind an alleged fraudulently procured security right. Kilborn denied all such allegations.

The bankruptcy court approved a sale of the assets of Sentinel to a subsidiary of Charrette Corp. in January 1999. The sale proceeds are cash and a promissory note which is guaranteed by Charrette Corp.

On May 5, 1999, the bankruptcy court approved a settlement of all claims between Sentinel, ColorSpan and Kilborn. The settlement provides for payment to ColorSpan and Kilborn of $1.5 million. $1.15 million has been received and the remaining $350,000 is due when there is payment to creditors from the proceeds of the note from Charrette and its subsidiary, which is expected in mid 2000. The amount paid is subject to adjustment if there is a shortfall of funds available to pay other unsecured creditors.

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

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Nothing to report.

ITEM 5:  OTHER INFORMATION

Jean Louis Gassee resigned from his position as a director of the Company on May 6, 1999, citing time and travel commitments related to an initial public offering of Be, Inc. where he is the chief executive officer. On May 17, 1999 Rohan Champion also resigned from the board of directors. Mr. Champion resigned to devote full time to his position as chief executive officer of E-Time, Inc. where he is raising funds, managing and promoting a new internet software venture, E-Time, Inc.

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Listing of Exhibits

      99. Cautionary Factors Under Private Securities Litigation Reform Act of 1995.

(b)   Reports on Form 8-K

      Form 8-K/A dated March 3, 1999 and filed March 3, 1999, disclosed the required financial statements in connection with the previously reported acquisition of K&R Technologies, Inc. d/b/a TEAM Technologies.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


VIRTUALFUND.COM, INC.




/s/Melvin L. Masters
-------------------------------
Melvin L. Masters
Chief Executive Officer




/s/ James H. Horstmann
-------------------------------
James H. Horstmann
Chief Financial Officer and
  Principal Accounting Officer




















Dated:  May 19, 1999