Form 10-K
period 1999-06-30
VIRTUALFUND COM INC
filed 1999-11-03
CIK 857470

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

    For the fiscal year ended June 30, 1999

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from _________________ to __________________

    Commission file number 0-18114
                           -------------------

                             VIRTUALFUND.COM, INC.
                             ---------------------
            (Exact name of registrant as specified in its charter)

               MINNESOTA                                       41-1612861
----------------------------------------                -----------------------
    (State or other jurisdiction of                        (I.R.S. Employer
    incorporation or organization)                        Identification No.)

           7090 Shady Oak Road
         Eden Prairie, Minnesota                        55344
------------------------------------------------------------------------
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code  (612) 941-8687
                                                   ---------------------

Securities registered pursuant to Section 12(b) of the Act:

       Title of each class             Name of each exchange on which registered

                None
------------------------------------   _________________________________________

____________________________________   _________________________________________

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.01 per share
-------------------------------------------------------------------------
                               (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

                              [COVER PAGE 1 OF 2]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 30, 1999 was $32,925,000 based on the last sale price for the common stock as recorded by the National Association of Securities Dealers on that date.

As of September 30, 1999, there were 15,810,116 shares of the registrant's common stock outstanding.


DOCUMENTS INCORPORATED BY REFERENCE:

None.

                              [COVER PAGE 2 OF 2]

Cautionary Statement

The statements in this Form 10-K that are forward looking involve numerous risks and uncertainties and are based on current expectations. Actual results may differ materially. Refer to Exhibit 99 of this Form 10-K for certain important cautionary factors, risks and uncertainties related to "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act").


                                    PART I
                                    ------

Item 1.  BUSINESS.
------   --------

General Business

VirtualFund.com, Inc. (formerly known as LaserMaster Technologies, Inc.) is a diversified technology holding company currently operating in two business segments:

The Digital Graphics Business Unit (DGBU) and its operating companies comprised of ColorSpan Corporation, its subsidiaries and Kilborn Photo Products, Inc. design, manufacture, market and sell wide-format digital color printers, print servers, color management software, inks and specialty-coated media for graphic arts professionals.

On October 21, 1999 we announced our intention to sell the DGBU operations and focus our future efforts on further developing the Internet Services Business Unit (see Strategy). As a result of this decision, the DGBU operations are disclosed in the financial data as discontinued operations.

The Internet Services Business Unit (ISBU), started in fiscal 1999, will be comprised of two primary subsidiaries going forward. These two subsidiaries are
(i) the investment stage entity B2BX Corporation and its subsidiaries B2BXchange, Inc. and B2BXnetwork, Inc. and (ii) the development stage entity, VFND@Ventures II, Inc. These entities will co-design, develop, market and sell Internet-based business-to-business (B2B) electronic commerce software and Web hosting, and provide information systems consulting, design, implementation and support services.

For fiscal 1999, DGBU sales represented 95% of consolidated sales and ISBU sales represented 5% of consolidated sales. As a result of our decision to sell the DGBU, future revenue will be based on the ISBU activities and its products and services.


Segment Information

Digital Graphics Business Unit (DGBU)
-------------------------------------

The DGBU's primary operating company, ColorSpan Corporation (CSC), and its subsidiary, ColorSpan Europe, LTD (CSE), design, manufacture and market wide-format (up to 72" wide prints), high-resolution color inkjet printers, related image processing equipment and high-end color management software for professional printing applications. In addition, CSC sells related consumable products for its installed base of printers. These consumables consist of aqueous inks and a variety of specialty-coated media such as paper, vinyl, film, and canvas. (CSC also sells thermal imaging film to customers who have purchased its PressMate(R) line of high-resolution chemical-free desktop imagesetters, as well as toner and process units for its LaserMaster(R) line of high-resolution laser printer products.) In addition, CSC uses a commerce-enabled Internet Web site called Supplies.By.Air to sell wide-format inkjet media for use in its competitors' wide-format color inkjet printer products.

CSC's current wide-format inkjet products combine advanced computer technology with CSC's own sophisticated software, hardware and proprietary print engines to produce professional-quality, photo-realistic printed output such as posters, signs and banners at an affordable cost.

In 1996, we created a commerce-enabled Internet Web site called Media.By.Air(TM) to sell wide-format inkjet media to customers who own printers manufactured by CSC's competitors. The name of the site was subsequently changed to Supplies.By.Air in 1997. In fiscal 1999, Supplies.By.Air sales increased by 130% over the prior year.

In 1998, we acquired Kilborn Photo Products, Inc. in a business combination accounted for as a pooling of interests. Kilborn, one of the oldest photographic paper coaters in the United States (founded in 1895), was integrated into the DGBU and performs the coating process for a variety of wide-format inkjet media used by our customers. With this acquisition we anticipated being able to integrate media manufacturing into our product development processes in order to create higher-quality media for CSC printers, to lower CSC's media supply costs and to increase CSC's market share.

The primary users of DGBU products are commercial printers, reprographic service bureaus, photo labs, quick printers, exhibit builders, in-house print shops, printers, publishers, government and educational facilities, and corporate marketing departments. Applications include point-of-purchase signs, trade show exhibit graphics, banners, billboards, courtroom graphics, proofs or other quick output to demonstrate concepts for advertising or graphics layouts, digital photo imaging and backlit signage.


Internet Services Business Unit (ISBU)
--------------------------------------

After the sale of the DGBU, the ISBU will consist of a primary operating company, B2BX Corporation, and a development stage company for Internet software, VFND@Ventures II, Inc.

B2BX Corporation (B2BX)(formerly known as RSPnet.com, Inc.), the ISBU's primary subsidiary, is an Internet services company that operates two wholly owned subsidiaries:

     . B2BXchange, Inc., which designs, develops, markets and sells proprietary hosted Internet-based business-to-business software tools and applications, and

     . B2BXnetwork, Inc., which provides Internet hosting, systems management, security, technical support, and business consulting.

The software tools and applications offered by B2BXchange, Inc. are hosted within the secure data centers of B2BXnetwork, Inc., which provides the underlying network infrastructure and security for the customer's information. Together, these two subsidiaries offer a system called B2BXchange, which is a complete business operating environment on the Internet that gives subscribing companies and their employees access to software tools and applications that will help them conduct electronic commerce with their suppliers or "trading partners", collaborate with each other, and create and manage the content on their Web sites.

Using B2BXchange, B2BX intends to become a leading provider of Internet-based business-to-business electronic commerce and communications between suppliers, vendors, customers and employees.

B2BXchange, Inc.
---------------

B2BXchange, Inc. is an investment stage software and data services company that leverages the capabilities of B2BXnetwork, Inc. to provide electronic tools and online software through a business-to-business (B2B) trading hub for vertical communities. B2BXchange launched in October 1999. The product is an Internet operating environment that allows businesses to easily develop Web sites and to set up electronic "stores" in what will be vertically integrated trade communities on the World Wide Web to conduct secure online transactions with their customers, suppliers and distributors. These vertical trade communities will act as comprehensive sources of information, interaction and electronic commerce - the buying and selling of goods and services over the Internet. Each of these communities, which will be individually branded, focuses on one business sector and caters to individuals with similar professional interests. Each vertical trade community will be designed to attract professionals responsible for selecting and purchasing industry-related products and services.

Companies that subscribe to B2BXchange will be able to receive:

     . a free company Intranet (a private portion of the World Wide Web available to people within a specific company or area) for employees;

     . a secure Extranet (a private portion of the World Wide Web available to selected individuals or businesses who must have a password for access) for transacting business with trading partners; and

     . a public Internet presence (the portion of the World Wide Web that is available to anyone who has a computer, an Internet connection and a software "web browser" or interface to the Web) in one of B2BXchange's more than 8,000 descriptive Internet domain names that are registered and maintained by B2BXchange.

The objective of these commerce-enabled business-to-business Web sites is to create online trading communities within a targeted vertical market and to provide information and access to individuals who share a common interest and thus can benefit from subscribing to B2BXchange.

Revenue Model. To use B2BXchange, individuals must "register" or sign-up for the service by supplying information such as their name, company name, market, and e-mail address. B2BXchange provides its registered subscribers with free basic versions of its software tools and applications, along with specific allotted amounts of network disk space and Internet bandwidth (access speed). The intent is for free subscribers to find enough value in the system that they convert into paying customers who are charged a monthly fee for enhanced software tools and upgraded application features, more disk storage space for their data, and more bandwidth for faster system access for them and their trading partners. Monthly fees that are expected to be charged to these customers range from $75 to $2,995, depending on the selected level of services. (For even more sophisticated uses, B2BXnetwork, Inc. will provide traditional customization and systems integration services using its personnel. B2BXnetwork, Inc. bases its fees on the amount of time and resources needed to complete individual projects and can result in significantly higher fees.)

Ease of Use and Brand Identity. The software tools and applications have been designed to allow non-technical users to create and maintain their own Web sites and create, update and administer their own electronic stores or "e-commerce stores". Once a B2BXchange e-commerce site has been created, customers can choose to have it placed within one of more than 8,000 brand-identified Internet domains belonging to B2BXchange. Each branded domain focuses on one business product or service. Each branded domain has been designed and named to attract professionals responsible for selecting and purchasing industry-related products and services within a specific vertical market segment. It is anticipated that these domain names will result in specific vertical communities within B2BXchange that will eventually create a large and cohesive virtual online trading community for those who share a common interest. Sellers can build a community of interested buyers; buyers can have a source for competitive products (as well as their own established suppliers); and all companies can transact business for less cost than traditional paper- phone- and fax-based methods, share industry-specific information, and collaborate with vendors to increase productivity and streamline the process of buying and selling.

Subscriber Growth. By offering free, easy-to-use basic versions of electronic commerce applications within B2BXchange and by allowing subscribers to create their business web presence in one of over 8,000 specific branded domains, B2BX believes that the increased productivity and cost savings associated with doing business online will encourage registration and subscriptions to B2BXchange. As the free subscriber base grows and a percentage of companies are converted into paying customers, B2BXchange is expected to develop into a virtual business community whose members can conduct electronic transactions with other registered businesses and communicate and trade with outside business concerns. B2BX also expects that smaller suppliers will join B2BXchange in order to have access to new business opportunities in areas they previously would not have been able to reach, and that this may generate even more suppliers as overall market acceptance grows.


B2BXnetwork, Inc.
----------------

B2BXnetwork, Inc. (B2BXnetwork) is a provider of a comprehensive suite of hosting and enhanced Internet services designed to enable customers to setup and manage their Web sites more effectively than internally developed solutions. Its Web hosting services provide secure and robust solutions to meet the needs of businesses of all sizes as their Web sites develop from low-end marketing "brochure-ware" to mission-critical e-commerce uses. B2BXchange is available through an Application Service Provider (ASP) environment that offers tools and applications that are hosted and maintained within B2BXnetwork's data centers and are available to customers using a standard Internet browser on a 24 hour a day, 7 day a week basis. The ASP model, combined with the tools and applications within B2BXchange, enable solutions that can give customers around the clock access to mission-critical applications and data at lower costs than maintaining in-house technical staff, systems and networks.

B2BXnetwork, Inc., was formed in December 1998 through VirtualFund.com, Inc.'s acquisition of K&R Technical Services, Inc. (d/b/a TEAM Technologies) in a business combination accounted for as a purchase. B2BXnetwork is a Web hosting, information technology consulting and systems integration company that has been in business since 1955. B2BXnetwork is a provider of Internet solutions for businesses including Internet content development, management, security, Web hosting and site management. In addition, it has a number of long-term client relationships (including several Fortune 500 companies) for which it provides systems and network integration services and professional support services such as onsite training and staffing.

B2BXnetwork provides the infrastructure that allows companies to create business solutions on the Internet. In addition to providing business technology system design, implementation and support, B2BXnetwork provides Web hosting services that are believed to offer a unique blend of technological expertise, partnering ability and an in-depth understanding of business process modeling. We believe B2BXnetwork has developed the infrastructure, resources, application management expertise and industry relationships required to capitalize on this emerging market opportunity.

B2BXnetwork provides the following advantages to its customers:

Performance and Reliability. B2BXnetwork's hosting solutions help to ensure that customer Web sites, applications, and data are continuously online. B2BXnetwork's state-of-the-art data centers in Cedar Falls and Waterloo, Iowa, provide high-quality performance and reliability through features such as a redundant, high-speed, secure network architecture, direct connections to one of the world's largest Internet backbone providers, continuous system monitoring, alternate power sources, environmental controls, regular data back-ups and a fault-tolerant hosting platform. The Network Operations Center in Cedar Falls monitors the B2BXnetwork hosting operations 24 hours a day, 7 days a week and allows its staff to minimize service interruptions.

Cost Savings. B2BXnetwork's customers benefit from its focus on hosting and the capital and labor investments that have been made to support its hosting and enhanced Internet services. Customers attempting to replicate B2BXnetwork's performance and reliability would need to make significant expenditures for equipment, personnel and dedicated Internet bandwidth. B2BXnetwork's hosting solutions are significantly more cost-effective and reliable than in-house solutions, both for businesses with low-end application requirements as well as for businesses whose Internet operations are mission-critical and require sophisticated integration and support. The uses of the B2BXchange business-to-business e-commerce operating environment offer an even more cost-effective solution for customers.

Customer Service. B2BXnetwork is dedicated to providing the highest quality customer service and seeks to provide rapid and accurate responses through customer service personnel who can answer questions over the telephone or via e-mail. B2BXnetwork has invested in advanced customer service software and call routing technology to streamline the customer service process. In addition, B2BXnetwork's customer service organization in Cedar Falls can address technical problems around the clock.


VFND@Ventures II, Inc.
----------------------

The ISBU's other subsidiary, VFND@Ventures II, Inc., is comprised of development stage projects that require project management, software developers and product marketing managers, but are not yet ready for product launch. These are early-stage research and development products that require few senior management resources. These projects take advantage of the efficiencies gained by having an organization that provides a development environment and corporate resources that can be shared by the entire ISBU. It is expected that these ventures will be initially released to the market in the form of applications made available for use within B2BXchange and will benefit from the growth that is anticipated from that product.

Examples of some of the ventures in various stages of development are:

XcomTOOLS(TM)
Complete tools for e-commerce enabling business via the Web. XcomTOOLS is a powerful suite of electronic commerce management tools which incorporates integrated sales management, supports multiple languages for global web site sales, allows multiple warehouses and shipping locations, and accepts instant credit card transactions and accounts with terms. Modules include an electronic showroom and catalog where customers can browse and order products and a site management tool to create specific targeted promotions to allow individual customized "one-to-one" marketing. Store-, product- and customer-specific sales promotions allow individual targeted selling based on customer orders or buying habits. Administrators can create tailored sales and product line reports, which can be saved and run automatically. An inventory management tool provides stock level and inventory visibility for multiple warehouses and multiple shipping locations. An integrated sales management tool provides account information for sales representatives. B2BXchange uses XcomTOOLS application as part of its operating environment.

XchangeERP(TM)
Enterprise resources are the goods and services required to operate a company, ranging from items such as information technology, telecommunications equipment and professional services, to recurring items, such as office equipment, supplies, travel and entertainment expenses, maintenance and repairs. Today, most businesses use paper-based methods to acquire and manage operating resources, although some of these processes are semi-automated. Much of the process is costly and time consuming and often requires someone to re-enter data. It can become an administrative logjam as various individuals and departments are involved in the approval cycle.

Enterprise Resource Planning (ERP) software, which is usually installed in a company's Information Systems department and is accessed through the company's internal network, addresses the issues of procuring goods and services and tracking them through a system. ERP software, which provides a modern, electronic infrastructure that allows corporations to manage resources strategically, is generally very costly and is a difficult expenditure for small- to mid-sized companies to justify. XchangeERP, which is currently in development, is expected to offer traditional ERP functions but to leverage Internet technology, to make the software available inexpensively through a secure connection to the World Wide Web. When released, companies would pay a monthly subscription fee to use XchangeERP and lower transaction costs through electronic commerce, automation, and use of decision support techniques to identify opportunities to rationalize the supply chain. XchangeERP is intended to be more than just e-procurement because we expect it to help streamline the management of all operating resources, including capital equipment, services, and travel and entertainment expenses, and other items requiring approvals through internal business processes. XchangeERP is intended to provide a comprehensive system for managing all items requiring approval within one integrated and secure system accessible via the Internet.

XchangeEDI(TM)
EDI (Electronic Data Interchange) is a standard format for exchanging business data. With today's fast-growing pace of business, the quicker businesses get a handle on their supply chain management by exchanging EDI information with their vendors and suppliers, the more streamlined their businesses will become. XchangeEDI provides the tools and capabilities to let businesses work in a global marketplace at a reasonable price that even small businesses can afford. The cost savings and productivity increases that come with automated supply chain management systems such as XchangeEDI more than offset the monthly fees and the small upfront costs involved in setting the system up.

Using XchangeEDI through B2BXchange means having access to timely information at every point in the supply chain. Trading partners can take control of their inventory and incoming goods, receive purchase orders directly into their accounting and back office systems, and generate and transmit EDI order confirmations, shipping notices and invoices. This truly automated streamlined transaction system allows "just-in-time" inventory control and makes invoicing faster and more accurate. Document tracking reports can become a part of the total system so that information is available online in real-time. Once businesses become electronically enabled with XchangeEDI, they can share information with other EDI-enabled companies, transact online business efficiently through B2BXchange, and take advantage of the global reach of the Internet.

Cybernetic Express(TM)
Secure digital file and document delivery. Cybernetic Express is intended to be a secure and cost-effective Internet-based alternative to physical document delivery or faxing. The system is expected to provide reliable and secure delivery and tracking of digital files using encrypted file transport/storage and digital certificates for identity verification. The system is intended to allow companies to create a secure trusted "space" on the Internet to deposit and retrieve documents.

DataQuarry.com(TM)
Web-based data mining. DataQuarry.com is intended to be an Internet-based data mining system that helps businesses understand customer buying patterns that can lead to strong strategic and tactical product and sales decisions. The system is designed to help companies gather, store, sort and analyze large quantities of product and sales data with the goal of understanding their customers' purchasing habits. DataQuarry.com is expected to keep track of multiple customer purchases and uses MarketBasket technology to determine which products are typically purchased together, which are rarely purchased, and which are purchased more often in a particular geographical area. When paired with customer demographic information, companies can use DataQuarry.com's MasterProfile feature to quickly determine which types of customers purchase particular items based on psychographic marketing profiles -- the sum total of the psychological, economic, educational and socioeconomic background of an individual.

CompareData.com(TM)
Web-based comparison buying. CompareData.com is intended to act as an online system to help customers quickly find and compare the value of mortgage loans, insurance rates, travel packages, and other goods and services available for sale on the Internet. Consumers can use CompareData.com to perform true one-stop shopping from among thousands of sites on the Internet, whose catalogs are constantly "data mined" or "searched" for the best values. Search rankings are expected to be based on value as identified by the customer, not price. Customers would initially specify what is important to them in the search (i.e. low monthly mortgage payment vs. low interest rate) and the system is expected to adjust itself to rank the products based upon the customer's specific requirements. Once a search is completed and a selection is made, CompareData.com automatically transmits customer data -- e-mail address, item, quoted price and terms -- to the selected company letting them know there is an interested customer waiting to hear from them. CompareData.com is designed to follow up with customers within 24 hours to see if they have been contacted.

CareerHits.com(TM)
Web-based human resources and recruiting tools. CareerHits.com intends to offer a turnkey solution to give job seekers and employers complete control over the recruiting and hiring process. Job seekers could use CareerHits.com's tools to enhance their careers, while employers and recruiters could search CareerHits.com's databases for job candidates who meet specific hiring criteria. For job seekers, resumes will be built online, e-mailed and submitted to the CareerHits.com database allowing them to be searched by potential employers. For employers and recruiters, CareerHits.com's planned integrated suite of tools will help create an effective and highly-targeted recruiting campaign, including a complete company profile on CareerHits.com's site, real-time job postings, links to company web sites, internal routing of resumes, and an integrated company calendar for scheduling interviews with applicants and HR personnel.

netIntersection(TM)
Communities based on geographical area or common interests. netIntersection is intended to allow Internet users to create their own online "communities of interest" populated by people and organizations with similar interests. These virtual communities can be based on unlimited themes, from geographic areas to vertical industries to specific popular themes such as music, education or politics. These communities are expected to be global, supporting multilingual character sets and hosted at high-bandwidth facilities with fast international data connections. Internet users of like minds come together on a community site to share ideas, interests, expertise, and to publish content, files and software accessible to other users with common interests. netIntersection will offer members free disk space to set up the new community, along with free e-mail accounts, web site design tools, content management tools, customized threaded discussion groups, live real-time chat boards, personal planners, and more. After creating an initial community of interest, a "subscriber" can upgrade to "customer" status and receive fee-based premium features and enhancements. These upgrades are expected to include a unique domain name, increased disk space, electronic commerce capabilities, automatic submission of the site to search engines, aggregation of topically-focused third-party content, enhanced content management tools, secure digital file delivery, and collaborative workgroup software. netIntersection expects to allow members and subscribers to create and maintain their own targeted and focused virtual space where they can interact with others of similar interests and create their own growing community on the Internet. An example of netIntersection software in use on the Internet is at http://cv.commonline.net This geographically-defined community of interest has more than 5,000 users who regularly visit the site to learn about and discuss local issues.

PosterShops.com(TM)
Commerce-enabled Web sites for wide-format printing. PosterShops.com intends to be the web's premier site for the design, creation, and printing of large format color printing projects. It is designed to bring together a customer looking to get work done and a print shop that can do the job for them. It is intended to serve as a community for digital graphics users to learn more about wide-format digital color printing and provide access for them to associations and other sites of interest about wide-format color inkjet printing. End users would request services from a printing center near them, use templates to generate the type of poster or banner they want, and to find out about the latest in wide-format color products on the market. Digital print providers will be able to sign up as a PosterShops.com Authorized Print Center (APC) and generate revenue from end users they might not otherwise reach who submit requests for quotations.

ServiceBureaus.com(TM)
Community of interest for service bureau owners and customers. ServiceBureaus.com is intended to be an online community of interest for desktop publishing service bureaus who provide printing, pre-press and digital imaging services for creating and printing of marketing collateral materials, press releases, and other business-to-business communications. At this site, customers could browse the latest news, link to organizations based on their area of interest in printing and publishing, or check out the latest software available from leading manufacturers. ServiceBureaus.com is expected to provide a comprehensive list of service bureaus along with links to upcoming industry events to help customers keep up to date on the latest technologies. It also would provide vendor links to help customers find equipment and supplies and software upgrades. Customers can also check message boards for equipment sales and ask or respond to questions about desktop printing and publishing. Service bureaus can easily add or edit their listing online and customers can quickly search for a service bureau in their area and go to their site.

DavesCoolArt.com(TM)
DavesCoolArt.com is expected to be the ultimate web site for learning about digital fine art; sharing information, tips, and ideas; and linking to pertinent resources including associations, publications, manufacturers, and more. Readers are intended to be able to find the detailed background information needed to understand the digital fine art market. They could learn answers to the questions such as what is a giclee print, what types of printers can produce a giclee print, and what kinds of inks and media are available for producing fine art images. DavesCoolArt.com is intended to allow users to find printmakers and artists who are producing giclees and to provide the latest information on news and trends in the market. Especially useful to owners of the ColorSpan Giclee PrintMakerFA should be a support center that is expected to provide technical support, helpful tips and tricks for working with the printer, and announcements of new software releases. This comprehensive site is intended to allow users to link to key contacts in the market, including the International Association of Fine Art Digital Printers (IAFADP) and Digital Fine Art Magazine.


Strategy

Digital Graphics Business Unit
------------------------------

We have recently announced our intention to sell the DGBU. During the time that we are negotiating with prospective buyers, our strategy within the DGBU is to continue to provide high-quality printing solutions to the market, partner with companies that can provide access to niche markets for our technology, and leverage our worldwide printer sales by providing our proprietary printers on an Original Equipment Manufacturer (OEM) basis to large companies where they can be branded with that company's name, marketed and sold. The revenue strategy is to increase high-margin aftermarket ink and media consumables sales through increased sales due to OEM activity and the opening of new market segment niches with targeted technology advances.

The key elements of our strategy for the DGBU are:

To maintain and enhance ColorSpan's (CSC) position as a leading provider of affordable, high quality, proprietary, customer focused products to the professional printing market. In March 1999, CSC began shipping its latest wide-format color printer, the DisplayMaker Series XII. This industry-leading printer incorporates 12 new thermal inkjet printheads supplied by its technology partner, Hewlett-Packard Corporation, and produces photo quality prints in as little as two minutes offering its customers increased productivity.

To develop and produce value-added software which distinguishes its printer solutions. CSC has been committed to continually enhancing its products by adding features and options to its current family of devices through software enhancements. These enhancements continually evolve with products over their lives through increasing print speeds, allowing use of additional media and inks for various applications, improving color matching and print quality and continuing compatibility with other vendors' software and operating systems. In July 1999, CSC introduced ColorMark+ Advanced Color Management System Software to extend color management capabilities and increase user productivity.

To develop additional media, ink and film for use with CSC's proprietary print engines to enhance printing applications and market expansion. In July 1998, we purchased Kilborn Photo Products, Inc., a media coater and research center that is expected to provide us additional inkjet media offerings and brought it into the DGBU to create specialty media that are fine-tuned for CSC's printers. In October 1998, CSC introduced Gamut+, the ability of its printers to use six process colors and up to two spot colors. The addition of support for spot colors expands the capabilities of these printing systems by allowing users to print high-quality, apparent 800 dpi images with a choice of attention getting Hi-Brite colors outside the traditional CMYK (cyan, magenta, yellow, black) gamut.

To develop original equipment manufacturer (OEM) customers and partners for the Company's proprietary products. During fiscal 1999, CSC signed an agreement with Xerox Corporation to supply them with its printer products. In addition, in July 1999, Image Technologies Developments released Wisp-PS software, its PostScript interpreter, for the DisplayMaker Series XII printers. In Fiscal 2000, CSC expects to implement a strategic partnership in the textile printing market. Augmenting CSC's existing distribution channels with high-quality OEMs should help gain market acceptance of CSC products and expand the customer base for after-market consumables sales.

To expand consumable sales by offering a line of consumables (primarily media) to users of printers manufactured by others and to increase consumable usage by CSC's customers by providing them additional market opportunities. In August 1997, we announced the opening of our Internet sales division, Supplies.By.Air
(SBA). This division markets a line of inexpensive, high-quality, commodity media and relies on electronic commerce for marketing, order acceptance and shipment. In fiscal 1999, SBA sales increased by 130% over the prior year.

Internet Services Business Unit
-------------------------------

Our strategy within the ISBU is to continue to invest in promising Internet companies and ideas believed to offer high growth potential. As these companies and ideas are developed, we expect to package them together into branded Internet Venture Companies and seek outside financing by offering minority equity interests. We believe that this strategy provides the ability to significantly increase shareholder value as well as provide capital to support the growth in all of our subsidiaries and investments.

The key elements of the strategy for ISBU are:

Build the B2BXchange Brand. B2BX believes that it can establish a strong brand identity within the application hosting industry with B2BXchange and B2BXnetwork. Its brand, including the more than 8,000 descriptive branded Internet domain names that we have registered, will be enhanced as B2BX begins marketing products under the B2BXchange brand. B2BX believes that brand will be further enhanced as acquired infrastructure and Internet services companies are assimilated under B2BX. B2BX intends to continue to build on the equity of the B2BXchange brand and strengthen brand recognition by marketing its full range of services through an integrated communications program using public relations, online advertising campaigns, targeted tradeshows, print ads, and cooperative promotions with key Internet hardware and services vendors.

Continue Our Acquisition Program. We intend to continue our acquisition program to capitalize on consolidation opportunities in the hosting and Internet services market in the United States and overseas and build our ISBU resources, systems and infrastructure. We expect that these acquisitions will also result in substantial operating synergies, greater internal growth and cost savings due to economies of scale. We also plan to capitalize on certain "best practices" that we may identify within acquired companies to maintain our competitive advantage and to ensure ongoing delivery of high quality Internet services to our customers.

Expand Subscriber Growth. B2BXchange reaches subscribers through multiple methods including Web-based marketing, direct contact at tradeshows, indirect contact through referrals, and inbound and outbound telephone contact. B2BXchange intends to continue expanding these methods to further enhance its ability to attract customers of all sizes. As an example, B2BXchange recently launched a strategic program to partner with Digital Subscriber Line (DSL) providers and Competitive Local Exchange Carriers (CLECs) so that they may offer its free basic B2BXchange products to their current and potential customers as a way to increase sales of broadband Internet connections and to increase bandwidth usage.

Leverage the B2BXchange and B2BXnetwork Customer Base. B2BX intends to capitalize on the enhanced revenue potential of the customer bases of its acquired companies by leveraging the numerous cross-selling opportunities of its expanded line of branded service offerings. B2BX will use its multiple sales methods, including its direct sales force, to target specific customer segments within the diverse customer base with relevant new offerings to realize increased revenues. For example, B2BX believes that it can grow its revenues by cross-selling existing B2BXchange customers with customization, systems integration, and consulting services. B2BX also believes that by coordinating the efforts of its combined B2BXchange hosting and consulting sales forces, it can increase customer leads and referrals. In addition, it intends to assimilate the customer bases of acquired companies into a unified customer information management system to facilitate sophisticated analysis and segmentation of its total customer base to enable B2BX to maximize marketing and sales opportunities.

Develop Strategic Relationships. B2BX has established and continues to seek strategic hardware and software manufacturer relationships that enhance its infrastructure and distribution capabilities and broaden its product offerings. B2BX believes that its strategic alliances and supplier arrangements with companies such as Microsoft Corporation, UUNET Technologies, Computer Associates, AboveNet, Sun Microsystems, and Oracle Corporation enable it to provide complete, scalable and reliable hosting solutions to its customers.


Market

Digital Graphics Business Unit
------------------------------

There are a number of digital printing technologies, including inkjet (piezoelectric and thermal), pen, electrostatic, and photographic that allow users to produce wide-format output. Each of these technologies has specific qualities that can be critical to any given application, including resolution, speed, accuracy, color fill capability, fade resistance, reliability and cost.

A combination of desirable characteristics has made inkjet printing one of the fastest growing technologies in the wide-format color printer market. The characteristics of wide-format inkjet printers include relatively low cost, high resolution, faster speed and the ability to print high-quality color. Inkjet printers using either thermal or piezoelectric printhead technology, typically form images, lines and other characters by placing very small dots of ink as the printhead moves horizontally while the media is typically scrolled vertically. Because inkjet printheads move above the media and do not actually make contact with the media, there is less mechanical wear and tear than experienced with other types of printing devices. Most inkjet printers can print on a variety of media or other materials used for signage or display.

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

Other technologies that can be adapted to wide-format use include photographic output, electrophotographic output and dot matrix printers. These printers have disadvantages, including low speed, high cost or the required use of harsh chemicals, when compared to inkjet technology.

Internet Services Business Unit
-------------------------------

Growth of the Internet. The Internet is experiencing significant growth and is emerging as a global medium for communications and commerce. International Data Corporation (IDC) estimates that the number of global World Wide Web users will increase from about 97 million at the end of 1998 to about 320 million by the end of 2002, a 34.6% compounded annual growth rate. IDC also estimates that the number of Web users in the United States will increase from approximately 53 million at the end of 1998 to about 136 million by the end of 2002, a 27.4% compounded annual growth rate. During this same period, the number of business Web sites in the United States is projected by Forrester Research, Inc. to increase from approximately 650,000 in 1998 to approximately 2.6 million in 2002, a 41.1% compounded annual growth rate. This growth in the number of Web users and number of Web sites is being driven by a number of factors including:

     .    the large and growing installed base of personal computers;

     .    easier and less expensive alternatives for Internet access;

     .    improvements in the speed, reliability and security of the Internet;

     .    electronic commerce-enabling technologies;

     .    higher quality and more diverse content on Web sites;

     .    an increase in the number of networked applications; and

     . the proliferation of broadband technologies that promise faster, more convenient access to the Internet.

Growth in Business-to-Business Use of the Internet. The dramatic growth in usage combined with enhanced functionality and accessibility have made the Internet an increasingly attractive medium for businesses to:

     .    disseminate information;

     .    engage in e-commerce;

     .    build customer relationships;

     .    streamline and automate data-intensive processes; and

     .    communicate more efficiently with dispersed employees.

A September 1999 Goldman Sachs Investment Research Report estimates that total business-to-business (B2B) revenue will grow from $114 billion in 1999 to $1.5 trillion in 2004, a 67.5% compounded annual growth rate.

In the last several years, a large number of businesses have emerged with operating models that are exclusively dependent on the Internet, while traditional businesses of all sizes are working quickly to establish a Web presence and conduct B2B e-commerce on the Internet. Many of these businesses established their initial Web-based presence with a simple, static electronic "brochure" for marketing purposes. As they become more familiar with the Internet as a communications platform, an increasing number of businesses are implementing a more complex, mission-critical B2B-centered presence on the Web that encompass sales, customer service, customer acquisition and retention, employee communications and e-commerce between suppliers and business partners.

Trend Toward Outsourcing. According to Forrester Research, Inc., U.S. firms are now spending approximately 25% of their overall information technology budgets on outsourcing services. These services include packaged application software implementation and support, customer support and network development and maintenance. Reasons for the growth in outsourcing include:

     .    the desire of companies to focus on their core competencies;

     . the increased costs that businesses experience in developing, maintaining and upgrading their networks and software applications;

     . the fast pace of technological change that shortens time to obsolescence and increases capital expenditures as companies attempt to capitalize on leading-edge technologies;

     . the challenges faced by companies in hiring, motivating and retaining qualified software development specialists, network engineers and other information technology employees; and

     .    the desire of companies to reduce business deployment times and risk.

Trend Toward Web Hosting Outsourcing. Many businesses, both small and large, lack the resources and expertise to cost-effectively develop and continually enhance their Web sites with evolving technologies while maintaining a fault-tolerant and scalable network infrastructure. Small- to medium-sized businesses typically lack the skilled technical resources and capital to design their own Web sites and install, maintain and monitor their own Web servers and Internet connectivity. Large businesses typically require state-of-the-art facilities and networks that are monitored and managed around the clock by experts in Internet technology and that can be upgraded and scaled to meet the needs of mission-critical Internet applications. As a result, enterprises of all sizes are seeking outsourcing arrangements to help build effective Web sites, improve the sites' reliability and performance, provide continuous monitoring of their Internet operations and reduce costs.

Trend Toward Application Hosting Outsourcing. Businesses increasingly face competitive demands to automate business processes. This problem has been exacerbated by a shortage of skilled technical professionals. Until recently, implementation of Internet applications required development of customized in-house software applications or the customization of existing prepackaged software. This made each implementation unique and costly. It also made implementation time frames and costs unpredictable. Because of this, businesses of all sizes are expected to continue to outsource the hosting of these and other software applications to improve core business processes, reduce costs and enhance their global competitive position.


Products

Digital Graphics Business Unit
------------------------------

CSC's current wide-format inkjet printer lines, DisplayMaker HiRes 8-Color printer series (DMX) (which began shipping in September 1997), Giclee PrintMakerFA(TM) (which began shipping in September 1998) and DisplayMaker Series XII (which began shipping in March 1999), provide photo-realistic color output. These products are designed to be cost-effective solutions for short-run digital printing of wide-format color output. The printers work with most commercially available desktop digital color manipulation and composition software applications. Using third-party graphics and page-layout software applications that allow printed pages to be "tiled," the DisplayMaker products can be used to create virtually unlimited image sizes. CSC's Big Color products incorporate a number of proprietary software advances, including ColorMark(R) color management and SmoothTone(TM) image enhancement technologies. CSC's printers also have features like AutoSet(TM) calibration which automatically adjusts cartridge positions; AutoJet(TM) mapping which makes adjustments for misfiring jets; AutoTune(TM) which allows users to calibrate in an unattended mode; and AutoInk which allows users to load two separate ink types and switch between two dye-based ink products and one pigmented ink product through software. These features utilize a charge-coupled device (CCD) camera to make calibrating the printer, changing ink cartridges and unattended printing easier and more reliable. ColorMark is CSC's color management system that ensures accurate and consistent colors from print to print. This technology allows the user to print multiple copies of the same file and achieve near perfect matching of colors, even after changing ink and media. SmoothTone is an image-enhancement technology that significantly boosts the apparent resolution of the printing engine to provide output with near continuous-tone quality. This product is the subject of one OEM agreement and three technology support agreements in which third-party RIP vendors have agreed to support the DMX and Series XII products as printing solutions with their customers. Suggested list prices for CSC's printer products range from $15,995 to $29,995. The RIP Print Server prices range from $4,495 to $10,995.

Giclee PrintMakerFA. This product combines the outstanding color attributes of eight color printing with the accuracy of drum-based architecture to produce output up to 35.5 inches by 47.25 inches in size with an apparent resolution of 1800 dpi. The high-precision, spinning, drum-based design provides superior dot placement accuracy and repeatability. The product targets a portion of the Fine Art reproduction market which, according to market research presented by the International Association of Fine Art Digital Printers (IAFADP), is estimated to be a $160 million market currently and growing at a rate of 60% per year.

ColorMark Pro 4000. The DisplayMaker printers, DesignWinder, Giclee PrintMakerFA and PressMate are all driven by CSC's ColorMark Pro 4000 print server, a raster image processor that is based on a 400 MHz, 32-bit microprocessor. The ColorMark Pro 4000 features advanced file spooling (a queue method) for multiple users, "RIP Saver(R) (which stores processed files to avoid redundant processing) and job management and logging features that track ink and paper consumption for job-costing and workflow planning, among other things. This device has connectivity capacity to handle several ColorSpan devices simultaneously.

RIPStation. The RIPStation is an entry-level raster image processor color server. It is based on a 400 MHz, 32-bit microprocessor. It functions similarly to the ColorMark Pro 4000 without the added advanced and multiple engine connectivity features offered by the ColorMark Pro 4000.

Consumables. Color printing consumes significant quantities of inks and media. CSC's products include a range of consumables, such as specialized dye-based inks for indoor use and pigmented inks for outdoor use. CSC performs qualification testing on these consumables before releasing them for customer shipment. The specialized inks are created specifically for CSC products to optimize image quality and printer performance. CSC sells more than 100 different media options and has almost 200 different ink products. During fiscal 1999, CSC released seven HiBrite Spot Color inks to increase the variety of printing solutions available from our products. CSC sells the consumables (inks, media and film) required for optimum use of the printing products it sells. CSC offers various ColorMark consumables for its Big Color printers, including a dye-based version and a waterfast, lightfast pigment-based version in 500 ml Big Ink packs. CSC sells uniquely configured 150 ml ColorMark solid ink pucks required for the discontinued DisplayMaker Express printer. CSC offers a variety of print media in various widths and lengths such as Coated Gloss paper, PolyGloss(R), FineArt(TM) Canvas, matte, ClearFilm(TM), and TransWhite(R) translucent backlit film (used on back-lighted signs) under the ColorMark brand for use with its printers and non-ColorMark branded media for use with printers manufactured by competitors.

As part of the ColorMark system, the 500 ml Big Ink packs and the 150 ml ColorMark ink pucks ship with ColorMark profilers (recyclable circuit boards) that plug into the printer, and provide information to ensure accurate, consistent color output from print to print. The domestic price per dye-based Big Ink pack is $199 per color. The price for Perma-Chrome(TM) pigment-based Big Ink packs is $299 per color. CSC's Ultra Wide-Gamut dye-based and Endura-Chrome(TM) lightfast dye-based Big Ink packs sell for $229 each. Hi-Brite Spot Colors sell for $179 each. The domestic price per ColorMark ink puck is $175. The domestic prices of the ColorMark paper and other media range from $80 to $335 per 100- to 150-foot, 36-inch wide rolls and from $330 to $765 per 100- to 175-foot, 72-inch wide rolls.

CSC's discontinued PressMate-FS Personal FilmSetter(TM) requires specially developed ThermalRes(R) film rolls that it also sells. This unique specialty film is manufactured to CSC's specifications. The domestic price is $295 for a 90-foot roll of ThermalRes film.

CSC's discontinued Unity(TM) line of plain-paper typesetters requires toner and process units for operation. The domestic price for toner is $69 per unit, and process units list for $699 per unit.

Internet Services Business Unit
-------------------------------

B2BXchange. B2BXchange is an Internet operating environment that allows businesses to easily commerce-enable their Web sites to facilitate secure online transactions with their customers and trading partners. Companies that subscribe to B2BXchange receive a free private company Intranet for employees, a secure Extranet for transacting business with trading partners, and a public Internet presence in one of over 8,000 descriptive branded Internet domain names. The gathering of these commerce-enabled, business Web sites within vertical market segments is intended to create virtual trading communities that can enhance a subscribing company's chances of business success on the Internet. B2BXchange provides free basic versions of software tools and applications, along with specific allotted amounts of network disk space usage and Internet bandwidth to subscribers. Free subscribers who exceed those specified amounts become paying customers who are charged a monthly fee for upgraded tool and application features, more disk storage space for their data, and more bandwidth for faster system access by them and their trading partners. Monthly fees range from $75 to $2,995, depending on the selected level of services.

B2BXchange software tools and applications include:

 .    XcomTOOLS(TM) -- Provides the ability for subscribers to establish an online store, including the ability to set up their own catalog, to offer site promotions, and to manage their call center, warehouse, and shipping.

 .    XchangeBUILDER(TM) -- Assists subscribers in the design, layout and content of a company's web site with no HTML (hypertext markup language) experience required.

 .    myXchange -- "Wizard-style" set-up that allows subscribers to customize services, content and the "look and feel" of their B2BXchange operating environment. Also allows the automatic upgrading of tool and application features, disk space, and bandwidth.

 .    XchangeNOTES(TM) -- Provides users with a e-mail accounts and access to public and private discussion groups.

 .    XchangeCONTENT(TM) -- Offers the latest news and events, market and industry news, corporate profiles and industry-specific tradeshow news.

 .    XchangeEXPERT(TM) -- Provides access to public and private "dynamic knowledge" databases where questions can be answered once by designated experts and the supplied answers can be accessed many times.

 .    XchangeSUPPLIERS(TM) -- Offers the ability to purchase supplies online from various vendors including Barnes and Noble, Staples Office Supplies, and Dell Computers; to purchase services such as translation and online learning; and to track packages shipped via major carriers such as United Parcel Service (UPS) and Federal Express.

 .    XchangeSEARCH(TM) -- Provides search capabilities through B2BXchange member sites or the entire Internet.

 .    XchangeHELP(TM) -- Access to help online, via telephone or B2BXchange's
     e-mail support.

B2BXNetwork Professional Services. B2BXnetwork provides professional services on both a "fixed fee" and "time and materials" basis under short-term and long-term contracts. Services include design, development, implementation, support and maintenance of information technology solutions with an emphasis on Internet solutions. B2BXnetwork provides Web hosting for $95 to $1,990 per month. B2BXnetwork offers Remote Enterprise Management that uses its employees to monitor customer systems from its Network Operations Center. Fees for this service start at $1,125 per month and increase with the size and complexity of the assignment. B2BXnetwork also provides staff augmentation services that supply its employees to customers on a contract basis. Billing rates for professional services vary with the degree of complexity of the assignment and the experience of the required professionals. Standard billing rates range from $21 per hour to $150 per hour.


Product Development

Digital Graphics Business Unit
------------------------------

Our continued success in the DGBU depends upon making ongoing investments in products to ensure the timely introduction of high-performance printer and consumables products in response to changes in technology, market demands and customer requirements. Accordingly, the DGBU is committed to creating specialty printing products that yield performance superior to standard marking engines, designing new print engines and enhancing existing products to achieve higher levels of performance in order to increase our after-market consumables business and attract potential OEM customers for CSC products.

As of June 30, 1999, the DGBU employed approximately 58 people in its product development activities. The DGBU's product development organization consists of multiple project teams based in two main product areas: printer products and consumables development and testing. The DGBU's software development group creates and enhances software technologies that improve the usefulness, cost-effectiveness and productivity of the printers offered by CSC, and the quality of the printers' output. DGBU's hardware group works to enhance existing hardware components and products and works with DGBU's software group to develop new printer products for specialized applications and markets. The DGBU's consumables group creates and tests new product offerings for the installed base of CSC printers as well as for printers manufactured and sold by CSC's competitors.

Internet Services Business Unit
-------------------------------

The success of the ISBU depends upon making ongoing investments in product development to ensure the timely introduction of leading edge Internet-based tools and applications in response to changes in technology, market demands and customer requirements. The ISBU is committed to acquiring, designing, commercializing and upgrading new and existing Internet-based products that offer the potential for generating continuing monthly fees to attract new customers and also to gain more revenue from existing customers, as well as upgrading and enhancing products to increase the total amount of revenue per customer.

As of September 30, 1999, the ISBU employed approximately 37 people in its product development and product marketing activities. The ISBU Internet product development organization consists of multiple project teams of software developers and product marketing specialists focused on both development stage Internet products and products currently being marketed and sold. The ISBU software development group creates and enhances software technologies that allow ISBU customers to operate on the Internet in an effective and efficient manner.


Sales and Marketing

Digital Graphics Business Unit
------------------------------

CSC sells its products primarily through its factory sales professionals, partnered with resellers in the U.S. and Canada, and value-added distributors
(VAD) internationally. As of June 30, 1999, CSC employed a 51 person telemarketing sales force including sales professionals focused in part on developing relationships with major national printing accounts and new resellers. CSC sells its color hardware products only through its reseller, VAD and OEM networks.

The DGBU's Supplies.By.Air e-commerce Web site sells certain consumables products in addition to its telemarketing staff. These products are targeted at customers that are not currently using CSC's printers.

All sales efforts of the DGBU are supported by a direct mail marketing program designed to achieve frequent contact with potential customers, including reprographic service bureaus, photo labs, quick printers, sign shops, exhibit houses and corporate marketing departments. The DGBU complements its direct mail efforts by advertising in trade journals and by exhibiting regularly at industry trade shows.

The DGBU invests significant resources in developing and training its sales professionals and has implemented computerized sales management and sales communications systems. Sales representatives participate in continuous training programs so that they understand product features and benefits as well as customer applications and business requirements. Sales professionals are compensated on a salary plus bonus and commission basis.

Domestic and Canadian Sales. Domestic and Canadian DGBU sales and marketing operations are based in Eden Prairie, Minnesota. The CSC products are sold through a network of domestic resellers and international value added distributors (VADs). In the U.S./Canada, CSC uses a factory sales team to assist the resellers in the sales process.

CSC has also established relationships with independent print shops and local service printers that have purchased CSC products. These Big Color Digital Printing Centers (DPCs) are offered cooperative marketing support to promote printing services using CSC products in their area. CSC sales professionals refer potential customers to these local DPCs or resellers to observe the use of its products. From time to time, CSC pays a fee to the showcasing DPC or reseller following a sale. CSC believes that this marketing approach permits it to price its products at competitive levels.

OEM Sales. CSC has OEM contracts for its printers with Agfa-Gevaert, Ilford Imaging and Xerox Corporation and is currently exploring other relationships that would result in OEM customers for its various printer engines. CSC desires to expand the market acceptance of its proprietary products and widen its distribution network for both hardware and after-market consumables. Relationships with quality OEM partners are a method of attaining this goal. CSC also allows its proprietary print engines to be accessed by third-party print servers and color management systems and has signed four agreements to allow third-party vendors to support its products. Expanding the installed base of its hardware products is expected to allow CSC an opportunity to sell more consumables products.

International Sales. CSC currently sells its products in all of the Western European nations and in the principal Eastern European, Latin American, Pacific and Asian markets. CSC's European sales, support and warehouse facility is located near Amsterdam, The Netherlands. CSC conducts sales operations for Europe, the Middle East and Africa from its European headquarters. Pacific and Asian markets are managed from its technical support and sales offices in San Jose, California, while Latin America is served from the sales offices located in Miami, Florida. All other international sales are managed from CSC's headquarters in the United States.

In international markets, CSC sells its products through a network of non-exclusive VADs. VADs are granted the right to purchase CSC products at discounted prices from list price and distribute those products within a specified territory outside the United States. VAD agreements require the VAD to promote, market and support CSC products and are typically for a one-year period with automatic one-year renewals. Either party may terminate the agreement with or without cause, with a 30-day written notice. CSC may appoint other VADs and may sell directly to customers inside these territories. For the year ended June 30, 1999, sales to customers outside of the United States accounted for approximately 37% of CSC's total revenues.

Internet Services Business Unit
-------------------------------

B2BX sells its products through in-house sales professionals and referrals from existing customers. As of September 30, 1999, B2BX had 14 in-house sales and marketing professionals based in Cedar Falls, Iowa; Eden Prairie, Minnesota; and Chicago, Illinois. The B2BX sales professionals are highly trained in technology solutions and frequently travel to other locations throughout the United States offering our solutions to potential customers.

B2BX expects sales of monthly fee-based subscriptions to B2BXchange to grow via word-of-mouth marketing. B2BX products are also supported by Web advertising efforts, targeted tradeshows, and specific direct mail marketing efforts.


Manufacturing

Digital Graphics Business Unit
------------------------------

CSC performs final assembly of parts and components purchased from outside suppliers, functional testing and quality assurance for essentially all of its products at its facilities in Eden Prairie, Minnesota. For some of its products, CSC purchases certain subassemblies from outside sources. CSC designs controller boards and software for use with these print engines and components. CSC utilizes a computerized material requirements planning (MRP) and monitoring system to integrate its purchasing, materials handling and inventory control functions.

Certain components used in CSC's products, including printheads and custom fabricated components, are currently available from sole sources. Certain other components are available only from a limited number of sources. CSC has experienced delays in the past as a result of the failure of certain suppliers to meet requested delivery schedules. CSC sources ink cartridges from Hewlett-Packard Corporation (HP), a company that also competes in the wide-format digital printing market. These cartridges are used in essentially all of CSC's current products. During fiscal 1999, revenues from products based on these ink cartridges accounted for approximately 85% of CSC's consolidated revenue. Although CSC has a supply agreement with HP that should provide it with sufficient cartridges, an inability to obtain cartridges for any reason would have a significant adverse impact to CSC's operations. CSC's potential inability to obtain sufficient sole or limited source components, or to develop alternative sources, could result in delays in product introductions, interruptions in product shipments or the need to redesign products to accommodate substitute components, any of which could have a material adverse effect on CSC's operating results.

Because CSC normally fills orders within a few days of receipt, it usually carries less than one month's backlog. In addition, customers may generally cancel or reschedule orders without significant penalty. For these reasons, CSC believes that a backlog is not a meaningful indicator of future sales. Manufacturing plans and expenditure levels are based primarily on sales forecasts and historical trends where applicable. The absence of a material backlog could contribute to unexpected fluctuations in CSC's operating results.

Internet Services Business Unit
-------------------------------

The ISBU does not currently manufacture any products. All of its products are Internet-based software and services hosted in its own data centers.

Service and Support

Digital Graphics Business Unit
------------------------------

As of June 30, 1999, CSC had 38 technical and customer support representatives responding to telephone inquiries from its customers and resellers. CSC offers a limited warranty for all of the products it manufactures. Under its limited warranty, CSC will repair or replace any defective product on a factory return or central depot basis for a period ranging from 90 days to one year following purchase. In addition to its factory warranty, CSC offers its customers the option of on-site installation and maintenance services in most markets, through third-party support organizations.

Internet Services Business Unit
-------------------------------

As of June 30, 1999, B2BXnetwork had 74 professionals and support staff offering technology solution customization, development, maintenance, installation, and support services on a fee basis. The B2BXnetwork customers retain the services of these professionals on a fixed-fee or time and materials basis under short-term and long-term contracts.

Support for B2BXchange and related tools and applications is performed via online help, via telephone or through B2BXchange's e-mail support. Support staff are located in Cedar Falls, Iowa, and Eden Prairie, Minnesota, and are available to help customers around the clock. With the launch of B2BXchange in October 1999, B2BX expects to hire more support staff to allow B2BXnetwork to meet customer demands.


Competition

Digital Graphics Business Unit
------------------------------

The computer printer industry is intensely competitive and rapidly changing. Some of CSC's existing competitors, as well as a number of potential competitors, have larger technical staffs, more established and larger marketing and sales organizations and significantly greater financial resources than CSC.

CSC's inkjet printing products compete in the short-run, wide-format, photo-realistic color printing market with photographic methods, electrostatic and inkjet digital printers. Some of the competing manufacturers and vendors in this market include Hewlett-Packard Co., ENCAD, Inc., Gretag Imaging, Xerox Corp., Electronics for Imaging, Inc., Iris Graphics, Inc., Roland, Mutoh, Epson, and a variety of competitors who purchase ENCAD's printer engines on an OEM or systems integration basis.

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

The electrostatic printers that compete with CSC's printer products are expensive, costing from $50,000 to more than $200,000, and can involve significant maintenance and operating costs. They can also require controlled environments and sophisticated front-end processing systems. Although electrostatic printers provide significantly faster printing speeds and lower per-square-foot consumables costs than those of our products, CSC believes that it competes favorably with such devices on the basis of lower initial purchase price, easier operation, higher quality output and lower ongoing maintenance and environmental requirements.

While competitors have introduced wide-format printers at prices comparable to or below those of some of CSC's products, CSC believes that its software and hardware technologies, including SmoothTone image enhancement, ColorMark color management, AutoSet calibration, AutoJet mapping, AutoTune unattended printing and AutoInk swapping, offer it a competitive advantage in terms of higher printing quality, easier operation and lower ongoing operating costs. In particular, with issued United States patents on its Big Ink Delivery System and other patents pending in the US and elsewhere, CSC believes that it has a competitive advantage in high-capacity, wide-format, closed-loop color graphics printing using a unitary system.

Internet Services Business Unit
-------------------------------

The ISBU competes in the electronic technology and Internet service arenas that are comprised of numerous small and large companies providing different new technologies, all with varying applications. The market for Internet products and services is highly competitive. Although we believe that the diverse segments of the Internet market will provide opportunities for more than one supplier of products and services similar to ours, it is possible that a single supplier may dominate one or more market segments.

B2BX products and services are being developed for business-to-business transactions on the Internet. B2BX believes the principal competitive factors in this market are brand recognition, performance, ease of use, variety of value-added services, functionality and features, and quality of support. Competitors include a wide variety of companies and organizations, including Internet software, content, service and technology companies, telecommunication companies, cable companies, and equipment suppliers. In the future, B2BX may encounter competition from providers of Web browser software, Web Server software and other Internet products and services that incorporate competing features into their offerings. The current and potential competitors of B2BX include:

 .    Web hosting and Internet services companies such as AboveNet
     Communications, Inc., Exodus Communications, Inc., and other local and regional Web hosting and Internet services providers;

 .    national and regional Internet service providers such as Verio Inc.,
     Concentric Network Corporation, UUNet Technologies, Inc., and PSINet Inc.;

 .    global telecommunications companies including AT&T Corp., British
     Telecommunications plc, Telecom Italia SpA and Nippon Telegraph and Telephone Corp.;

 .    regional and local telecommunications companies, such as Qwest
     Communications, and including the regional Bell operating companies such as Bell Atlantic Corporation and Pacific Bell.;

 .    companies that focus on hosting applications within their data centers such as USinternetworking, Inc. and IBM Global Services; and

 .    audio and video content hosting companies such as Broadcast.com.

Many of B2BX's competitors have substantially greater financial, technical and marketing resources, larger customer bases, longer operating histories, greater name recognition and more established relationships in the industry than B2BX does. As a result, some of these competitors may be able to develop and expand their network infrastructures and service offerings more rapidly than B2BX can. They may be able to adapt to new or emerging technologies and changes in customer requirements more quickly than B2BX can. They may be able to take advantage of acquisition and other opportunities more readily, devote greater resources to the marketing and sale of their services and adopt more aggressive pricing policies than B2BX can. In addition, these competitors have entered and will likely continue to enter into joint ventures or other partnering programs to provide additional services that compete with those provided by B2BX.

B2BXnetwork consulting and systems integration services compete for projects and staff with many competitors who have more experience and resources than B2BXnetwork. Substantially all of the Big 5 Accounting firms, Cambridge Technology Partners, Diamond Technology Partners, USWeb/CKS, Whitman-Hart and a large number of smaller firms compete to locate, hire or purchase resources in this area.


Proprietary Rights

Digital Graphics Business Unit
------------------------------

CSC's ability to compete effectively depends, in part, on its ability to maintain the proprietary nature of its technologies through patents, trademarks, copyrights and trade secrets. Important features of its products are represented by proprietary software, some of which is licensed from others and some of which it owns. CSC attempts to protect its proprietary software with a combination of copyrights, trademarks and trade secrets, employee and third-party non-disclosure agreements and other methods of protection. Despite these precautions, it may be possible for unauthorized third parties to copy certain portions of its products or to reverse-engineer or obtain and use information that CSC considers proprietary. In addition, there can be no assurance that others will not independently develop software products similar or superior to those CSC develops or plans to develop. In addition, CSC's products compete in markets in which much intellectual property has been developed and patented by its competitors. Although CSC performs patent searches and employs outside patent counsel, there can be no assurance a competitor will not dispute the uses or methods employed by CSC's products.

CSC has been granted five United States patents relating to its Big Ink Delivery System. It has also been granted one patent for VideoNet(R) packet-based data transfer protocol that is a high-speed communications method for connecting print engines to print servers. Additional patent applications are pending relating to its FastPort, Big Ink Delivery System, and other imaging and image enhancement and wide-format print engine technologies and techniques. There can be no assurance that patents will issue from any of these pending applications. In addition, with regard to current patents or patents that may issue, there can be no assurance that the claims allowed will be sufficiently broad to protect CSC's technology or that issued patents will not be challenged or invalidated. Applications to patent the Big Ink Delivery System and related technologies have been filed in selected foreign countries. Patent applications filed in foreign countries are subject to laws, rules and procedures which differ from those of the United States and thus there can be no assurance that any foreign patents will issue as a result of these applications. Furthermore, even if these patent applications result in the issuance of foreign patents, some foreign countries provide significantly less patent protection than the United States.

Internet Services Business Unit
-------------------------------

We currently have no patented technology in the ISBU that would preclude or inhibit competitors from entering the market. The steps we have taken to protect the ISBU's intellectual property may not prove sufficient to prevent misappropriation of the ISBU's technology or to deter independent third-party development of similar technologies. We also rely on certain technologies that we license from third parties. These third-party technology licenses may not continue to be available to us on commercially reasonable terms. The loss of the ability to use such technology could require the ISBU to obtain the rights to use substitute technology, which could be more expensive or offer lower quality or performance, and therefore have an adverse effect on its business.

To date, we have not been notified that B2BX products or services infringe on the proprietary rights of third parties, but third parties could claim infringement with respect to current or future services. From time to time, B2BX may be notified that the content of one of its customer's Web sites infringes on a third party's trademark. In response, B2BX intends to inform the customer of such claim and, if necessary, intends to terminate a customer's service. B2BX expects that participants in its markets will be increasingly subject to infringement claims as the number of services and competitors in its industry segment grows. Any such claim, whether meritorious or not, could be time-consuming, result in costly litigation, cause service installation delays or require B2BX to enter into royalty or licensing agreements. Such royalty or licensing agreements might not be available on terms acceptable to B2BX or at all. As a result, any such claim could have an adverse effect upon B2BX's business.


Licenses and Strategic Relationships

Digital Graphics Business Unit
------------------------------

CSC licenses Pipeline Associates, Inc.'s PowerPage(R) printer-language software for enhancement and use in all of its wide format color inkjet printer products to provide support for and compatibility with the PostScript page description language. The license agreement provides for a per unit royalty on printers that CSC ships.

CSC has a license to remanufacture inkjet cartridges used in its printer products and pay a related royalty based on the number of inkjet cartridges purchased from Hewlett-Packard for resale.

CSC has licensed operating software from Novell, Inc. and Microsoft Corporation for use in its printer products. These license agreements provide for a per unit royalty on printers we ship.

Internet Services Business Unit
-------------------------------

Our ISBU's strategic relationships and partnerships with leading technology companies allow us to provide a wide range of services to meet our customers' needs. The ISBU has established and continues to seek strategic hardware and software manufacturer relationships that enhance its infrastructure and distribution capabilities and broaden its product offerings. Currently, the ISBU supplier has relationships with companies such as Microsoft Corporation, UUNET Technologies, Computer Associates, AboveNet, Sun Microsystems, and Oracle Corporation and is providing a wide variety of these products and services to its customers.

Employees

Digital Graphics Business Unit
------------------------------

As of June 30, 1999 the DGBU had a total of 299 employees. None of the DGBU's employees are represented by a labor organization and the DGBU has never experienced a work stoppage or interruption due to a labor dispute. We believe our relationship with our DGBU employees is good.

Internet Services Business Unit
-------------------------------

As of June 30, 1999 the ISBU had a total 141 employees. None of the ISBU's employees are represented by a labor organization and the ISBU has never experienced a work stoppage or interruption due to a labor dispute. We believe our relationship with our ISBU employees is good.

Environmental Matters

Internet Services Business Unit and Digital Graphics Business Unit
------------------------------------------------------------------

We believe that we are in compliance with all material aspects of applicable federal, state and local laws regarding the discharge of materials into the environment with respect to both the ISBU and the DGBU. We do not believe that we will be required to spend any material amount in compliance with these laws.

Other Matters

Internet Services Business Unit and Digital Graphics Business Unit
------------------------------------------------------------------

For important additional cautionary factors, risks and uncertainties, refer to
Exhibit 99 of this Form 10-K. Although not currently affecting or reasonably expected to affect our business, operations or financial results, these additional cautionary factors, risks and uncertainties would be expected to affect our business, operations or financial results if they were to materialize.


Item 2.  PROPERTIES.
------   ----------

As of August 31, 1999 we lease an aggregate of 297,313 square feet of office and warehouse space in Eden Prairie, Minnesota of which 174,647 square feet is from a related party (see item 13), pursuant to leases expiring at various times through December 2010. The leases require payments of property taxes, insurance and maintenance costs in addition to basic rent. The leases contain renewal options for periods ranging from one to three years.

We lease 16,800 square feet of office space in Cedar Falls, Iowa for our RSPN headquarters. The lease is with TEAM Property Management Company, which is controlled by the three former owners of K&R Technical Services, Inc. who are now shareholders of VirtualFund.com, Inc. (see item 13).

We lease approximately 5,289 square feet of office and warehouse for our European headquarters in Hoofddorp, outside of Amsterdam, The Netherlands. We lease 10,958 square feet of office space in San Jose, California for our Asian sales and technical support staff and an advanced research and technology center. We lease 1,713 square feet of office space in Miami, Florida for our Latin American sales staff. We also lease 2,023 square feet in Chicago, Illinois and 265 square feet in Newton, Massachusetts for RSPN operations. We own approximately 25,000 square feet of office and production space in Cedar Rapids, Iowa for our media coating operations.

We expect to acquire additional facilities, most likely through leasing, in fiscal 2000 to accommodate the anticipated growth in the Internet Services Business Unit.


Item 3.  LEGAL PROCEEDINGS.
------   -----------------

In October 1995, we filed suit against Sentinel Imaging, a division of Sentinel Business System, Inc. ("Sentinel") and Brian Haberstroh, an employee of Sentinel ("Haberstroh"). The complaint alleged, among other things, misappropriation of trade secrets, and interference with contractual relationships. In October 1997 the case was tried before a jury which found in our favor and awarded us damages and interest totaling $2.363 million dollars. In February 1998, we filed another suit against Sentinel alleging tortious interference with contract, contributory copyright infringement, copyright infringement and unfair competition related to our software license for the ColorMark color management software. Sentinel counterclaimed alleging copyright misuse and unfair competition. In March 1998, Sentinel filed for protection under chapter 11 of the federal bankruptcy code. In July 1998, we acquired Kilborn Photo Products, Inc., a media coating facility that was a supplier to Sentinel and also had a claim in the approximate amount of $575,000 against Sentinel for product supplied. In February 1999, Sentinel was acquired by Charrette Corporation. In April 1999, we settled all claims with Sentinel and Charrette and as a result, received $1.15 million in cash and a note receivable of $350,000 due June 2000. Our results of operations in fiscal 1999 include a $1.5 million gain from this settlement.

We are involved in legal proceedings related to DGBU customers' credit and product warranty issues in the normal course of business. In certain proceedings, the claimants have alleged claims for exemplary or punitive damages which may not bear a direct relationship to the alleged actual incurred damages, and therefore could have a material adverse effect on our business. At this time none of the proceedings are expected to have a material effect on our operations or financial condition.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
------   ---------------------------------------------------

The Annual Meeting of the shareholders of VirtualFund.com, Inc. was held on June 24, 1999, pursuant to notice to all shareholders of record at the close of business on April 30, 1999. As of the notice of the meeting there were 15,778,866 common shares outstanding and 1,499,998 preferred shares outstanding.

The following matters were presented for a vote of the security holders:

1. Election of director Melvin Masters to a three year term, election of director Stephen Fisher to a two year term, and ratification of appointment of director Roger Wikner to a term ending in the year 2000. The votes were as follows:

                              For             Against        Abstained
                              ---             -------        --------
          Masters          6,309,235            11,300        606,765
          Fisher           6,579,559           344,391          3,350
          Wikner           5,822,695         1,098,905          5,700

     There were no Broker non-votes.

2. A proposal to increase the number of authorized shares of common stock from 30 million to 50 million. Shareholders passed the resolution with 8,425,267 votes in favor and 679,661 votes against the proposal. There were 3,950 abstentions.

3. A proposal to change the name of the LaserMaster Technologies, Inc. 1996 Stock Incentive Plan to the VirtualFund.com, Inc. 1996 Stock Incentive Plan, to extend the Plan termination date to June 24, 2009, and to increase the number of shares available for awards under the Plan from 1.5 million to 5 million. Shareholders passed the resolution with 7,719,303 votes in favor and 1,382,875 votes against the proposal. There were 6,700 abstentions.

                                    PART II
                                    -------

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
------   ---------------------------------------------------------------------

Dividends

We have never paid cash dividends on our Common Stock. We currently intend to retain any earnings for use in our business and, accordingly, do not anticipate paying any cash dividends in the foreseeable future. Any payment of dividends in the future will depend upon our capital requirements, earnings, and general business and financial condition, as well as other factors that the Board of Directors may deem relevant.

Market Information

Since July 17, 1990, the Company's Common Stock has traded on the Nasdaq National Market System (Nasdaq symbol: VFND formerly LMTS). The following table sets forth the high and low sale prices reported in the Nasdaq National Market
System:

                                             Common Stock
                                            --------------
                                             High    Low
                                            ------  ------
Fiscal Year 1998
  First Quarter............................  $3.63   $1.69
  Second Quarter...........................   5.00    2.63
  Third Quarter............................   5.25    3.50
  Fourth Quarter...........................   5.25    3.75

Fiscal Year 1999
  First Quarter............................  $5.25   $3.00
  Second Quarter...........................   4.25    1.31
  Third Quarter............................   2.72    1.19
  Fourth Quarter...........................   3.75    1.38

Fiscal Year 2000
  First Quarter (September 30, 1999).......   4.13    1.25

As of September 30, 1999, the last reported sale price of our Common Stock was $2.53 per share. As of such date, there were approximately 216 record holders and 2,926 beneficial holders of our Common Stock.

Item 6.  SELECTED FINANCIAL DATA.
------   -----------------------

                                                                                Fiscal Years Ended June 30,
                                                            ------------------------------------------------------------------
(In thousands, except per share amounts)                      1999           1998  (a)     1997 (a)     1996          1995
                                                            ---------     ---------     ---------     ---------     ----------
Statement of Operations Data
Continuing Operations
   Net Sales.............................................   $   4,138
   Cost of goods sold....................................       3,058
                                                            ---------     ---------     ---------     ---------     ----------
         Gross profit....................................       1,080
   Operating expenses:
     Sales and marketing.................................       1,275
     Research and development............................         939           203
     General and administrative..........................       4,523         2,475         2,359         3,212          3,176
     Goodwill amortization...............................       1,338
                                                            ---------     ---------     ---------     ---------     ----------
         Operating loss..................................      (6,995)       (2,678)       (2,359)       (3,212)        (3,176)
   Other income (expense) (primarily interest)...........         (41)
                                                            ---------     ---------     ---------     ---------     ----------
   Loss from continuing operations before taxes..........      (7,036)       (2,678)       (2,359)       (3,212)        (3,176)
   Income tax (provision) benefit........................      (3,342)          920        (1,289)          964          1,070
                                                            ---------     ---------     ---------     ---------     ----------
   (Loss) earnings from continuing operations............     (10,378)       (1,758)       (3,648)       (2,248)        (2,106)
Earnings (loss) from discontinued operations
     net of income taxes.................................       2,555(b)      3,599(a)    (12,836)(c)    (8,214)(d)      2,312
                                                            ---------     ---------     ---------     ---------     ----------
Net (loss) earnings......................................   $  (7,823)    $   1,841     $ (16,484)    $ (10,462)    $      206
                                                            =========     =========     =========     =========     ==========

 Basic and dilutive net (loss) earnings per common share:                        (a)           (a)
      Loss from continuing operations....................   $    (.66)    $    (.11)    $    (.25)    $    (.20)    $     (.19)
      (Loss) earnings from discontinued operations.......         .16           .23          (.90)         (.73)           .21
                                                            ---------     ---------     ---------     ---------     ----------
      Net (loss) earnings per common share...............   $    (.50)    $     .12     $   (1.15)    $   (0.93)    $     0.02
                                                            =========     =========     =========     =========     ==========

Weighted average common shares outstanding...............      15,783        15,316        14,306        11,305         11,097


/(a)/Includes the results of Kilborn Photo Products, Inc. as of July 1, 1996 and K&R Technical Services, Inc. as of December 1, 1998. Information for Kilborn Photo Products, Inc. is not available prior to July 1, 1996. See Note 2 to the Consolidated Financial Statements for additional information on business combinations.

/(b)/In September 1998, we reversed $600,000 of special charges incurred in the fourth quarter of fiscal 1996 related to intellectual property licenses. These charges, which we previously accrued and expensed, were not incurred due to a negotiated settlement.

/(c)/In June 1997, we incurred special pre-tax charges of $8.4 million. The charges were related to the phase out of two proprietary printer products and settlement of litigation; $3.5 million was charged to cost of goods sold and $4.9 million to operating expenses. In addition, we recorded a special income tax charge of $6.5 million related to the revaluation of deferred tax assets.

/(d)/In May 1996, we incurred special pre-tax charges of $9.9 million, consisting of restructuring and other special charges of $4.4 million and a special charge to cost of goods sold of $5.5 million related to a revised business plan and technical problems in one of our products.

                                                                    June 30,
                                             -----------------------------------------------------
                                               1999       1998 (a)    1997 (a)    1996      1995
                                             --------   --------    --------    --------  --------
                                                             (In thousands)
Balance Sheet Data(a):
  Working capital                            $     70   $  7,154    $  7,621    $  2,580  $ 13,708
  Total assets                                 39,201     34,559      34,066      46,545    59,161
  Current liabilities                          25,143     20,631      21,754      30,087    30,933
  Long-term debt, less current maturities         614         67         185         820     1,599
  Stockholders' equity
      Preferred                                 7,500
      Common                                    5,944     13,860       9,894      15,638    25,293

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------   ----------------------------------------------------------------
RESULTS OF OPERATIONS.
---------------------

(Tabular information: dollars in thousands, except per share and percentage amounts)


Liquidity and Capital Resources

Liquidity needs during the years ended June 30, 1999 and 1998 were satisfied by cash flows from operating activities. Liquidity needs during the year ended June 30, 1997 were satisfied primarily by the issuance of common stock and warrants.

Operating activities consumed cash of $134,000 in 1999, provided cash of $7.5 million in 1998 and consumed cash of $3.6 million in 1997. The decrease in cash provided from operations in 1999 compared to 1998 is the result of our $3.1 million pre-tax loss. Cash used in operating activities in 1999 also includes payment of a $776,000 liability assumed in our acquisition of Kilborn Photo Products, Inc. The increase in cash provided from operations in 1998 is due primarily to profitable operations and lower levels of inventory resulting from increased efficiencies in forecasting and planning.

Cash used in investing activities was $3.5 million, $1.4 million and $3.1 million in fiscal 1999, 1998 and 1997, respectively. The increase in cash used in investing activities in 1999 compared to 1998 is due to $1.4 million in payments for the acquisition of K&R Technical Services, Inc. At June 30, 1999, we had a remaining cash commitment of $1.9 million, net of offsetting receivables, due to the former shareholders of K&R for this acquisition. The remaining commitment is due in June and September 2000. The decrease in cash used in investing activities in 1998 compared to 1997 is the result of lower expenditures for capitalized software development costs and other intellectual
property.   We expect to increase expenditures for property and equipment in fiscal 2000 by about 50% compared to fiscal 1999 as we continue to enhance our infrastructure for our ISBU activities. Although we have not currently identified any acquisition candidates, we expect to pursue other business acquisitions that may require cash to complete. These plans may increase or decrease as new opportunities are identified.

Financing activities used cash of $1.5 million in 1999 and $1.3 million in 1998 and provided cash of $7.2 million in 1997. Cash used in financing activities in 1999 included a $1.8 million payment to a former shareholder of Kilborn Photo Products, Inc. This payment was for a liability we assumed when we acquired Kilborn.

In order to meet the cash shortfall in September 1996, we privately placed 2,285,715 shares of our common stock for a purchase price of $4.375 per share, together with warrants to purchase an additional 2,285,715 shares with an exercise price of $7.00 per share, for an aggregate consideration of $10 million. Of such shares, 1,371,429 shares were sold to Sihl-Zurich Paper Mill on Sihl AG, a Swiss corporation ("Sihl"), for $6 million. Sihl conditioned its investment on an investment of $4 million by our Chief Executive Officer or an entity with which he is affiliated. In satisfaction of such condition, TimeMasters, Inc. and affiliates ("TMI") purchased 914,286 shares for $4 million and received warrants to purchase an additional 914,286 shares at $7.00 per share. A portion of the proceeds from the private placement of common stock to TMI was offset against our indebtedness to TMI for a demand note in the principal amount of $1.765 million, as permitted by the subordination and forbearance agreement.

In September 1996, we also privately placed 410,256 shares of our common stock for a purchase price of $4.875 per share, together with warrants to purchase an additional 471,286 shares with an exercise price of $6.79 per share, for an aggregate consideration of $2 million. The shares and warrants were issued to General Electric Capital Corporation ("GE"), our senior lender.

In September 1996, we also entered into a series of agreements with one of our largest trade creditors and their supplier, converting approximately $1.7 million of trade payables and a promissory note of $859,516 into a $2.5 million convertible subordinated debenture. The debenture contained voluntary, automatic and mandatory conversion provisions. As of June 30, 1999, 630,000 shares of our stock had been issued for these conversions and a final payment of $376,000 was made to satisfy the remaining obligation. A related agreement required the supplier to provide approximately $1.5 million in inventory to us in resolution of quality issues with the product they previously supplied.

During 1999, we incurred a net loss of $7.8 million, including a special tax adjustment of $4.8 million. We also incurred net losses and special charges of $16.5 million and $10.5 million in 1997 and 1996, respectively, and as of June 30, 1999, had an accumulated deficit in stockholders' equity of $27.3 million. In addition, CSC's revolving credit facility with our senior lender, General Electric Capital Corporation ("GE"), expired in January 1999 and was extended to December 1999. GE has indicated that it will not renew this agreement as we no longer meet the account size objectives of their portfolio. As of October 3, 1999, we owed GE $1,053,600 on this agreement. B2BX's revolving credit facility has also expired and we were able to negotiate an extension through November 22, 1999. As of October 3, 1999, we owed B2BX's lender $478,000 on this agreement.

As a result of declining revenues during the previous three years, we have taken steps to pursue opportunities outside our traditional business. In this regard, we have developed a new operating segment in the electronic commerce market.
The development of this market has required substantial cash. Further development is planned and may result in further significant losses during the start up period. The Company has been developing this new segment based in the business-to-business electronic commerce market in its Internet Services Business Unit for the past two years. The first product roll out occurred when B2BXchange was released in October 1999. Management believes the Company has significant opportunities in this new market and has been investing in development activities which have been financed to date by the cash flow and the working capital provided by the Digital Graphics Business Unit. In order to provide the capital to continue to grow this opportunity, management announced its intention to sell the Digital Graphics Business Unit, which is comprised of ColorSpan Corporation, its subsidiaries and Kilborn Photo Products, Inc., on October 21, 1999. Management believes the sale proceeds will fund the Internet Services Business Unit through the fiscal 2000 year and into the following year. It is also seeking to replace the B2BX revolving credit facility to provide further liquidity sources for the business.

Our longer-term financing needs will depend on the results of the roll-out of our B2BXchange product in October 1999 and the availability of new product opportunities. If sales from this product and our other products are not sufficient to fund operations and our growth plans, we will be required to seek additional financing and/or alter our plans related to product development and business acquisitions.


Results of Operations

The following table sets forth certain items from our Consolidated Statements of Operations expressed as a percentage of net sales. All sales in fiscal 1998 and 1997 were from discontinued operations, therefore, no data has been presented:

                                                                 Fiscal Year
                                                                    Ended
                                                                   June 30,
                                                                     1999
                                                                 -----------
Net sales......................................................     100.0%
Cost of goods sold.............................................      73.9
                                                                   ------
Gross margin...................................................      26.1
Expenses:
  Sales and marketing..........................................      30.8
  Research and development.....................................      22.7
  General and administrative...................................     109.3
  Goodwill amortization........................................      32.3
                                                                   ------
Total operating expenses.......................................     195.1
                                                                   ------
Operating loss.................................................    (169.0)
Other (expense) income:
  Interest expense.............................................      (3.9)
  Other........................................................       2.9
                                                                   ------
Loss from continuing operations before income taxes............    (170.0)
Income tax (provision) benefit.................................     (80.7)
                                                                   ------
Loss from continuing operations................................    (250.7)
Earnings from discontinued operations..........................      61.7
                                                                   ------
Net loss.......................................................    (189.0)%
                                                                   ======

For the period ended June 30, 1999, two customers approximated 50% of the total revenue.

Net Sales

Net sales were $4.1 million in new ISBU revenues resulting from the December 1998 acquisition of K&R Technical Services, Inc. Growth in this area is expected to come from the conversion of subscribers in B2BXchange to customers using the applications available and storage and bandwidth charges.

The following table sets forth net sales by product line expressed in thousands and as a percent of net sales:

                                    Fiscal Years Ended June 30,
                                    ---------------------------
Net Sales                                       1999
                                                ----
Internet Services Business Unit:
    VAR Product Sales.............     $  478          11.6
    Hosting/Access Revenue........        530          12.8
    Remote Support................        236           5.7
    Staff Augmentation............      1,576          38.1
    Internet Services.............      1,070          25.9
    Consulting and Other..........        248           5.9
                                       ------         -----

Total net sales...................     $4,138         100.0%
                                       ======         =====

Sales Outlook

We expect revenue in the DGBU to increase in fiscal 2000 compared to fiscal 1999 as we introduce a new printer in a different market from those served by our existing products. We also expect revenue to increase as ink sales continue to grow with the increasing installed base of 8-color and 12-color printers. In addition, much of the revenue decline over the past two years is related to our older plain-paper typesetting business. Although we expect sales of these products to continue to decline, plain-paper typesetting revenue now represents less than 4% of total DGBU revenues.

We expect revenues in the ISBU to also increase as we will have a full year of B2BX operations. B2BX was formed in December 1998 with the acquisition of K&R Technical Services, Inc. Accordingly, fiscal 1999 revenue only includes 7 months of activity from this operation. We also expect to generate additional revenue from the October 1999 introduction of our B2BXchange product.

Gross Margin

Gross margins in the ISBU were 26.1% in fiscal 1999.

We anticipate gross margins in the ISBU should increase dramatically as our software and Web-based products gain market share. Gross margins on software and Web-based products are much higher than those achieved from professional services where employee related costs are significant in generating revenue. Fiscal 1999 revenue in the ISBU is primarily from professional services.


Sales and Marketing

Sales and marketing expenses were $1.3 million in fiscal 1999. Sales and marketing expenses are expected to grow in the future as B2BXchange customers are developed further. Efforts will focus on bringing subscribers to the free services and then converting subscribers into paying customers.


Research and Development

Research and development ("R&D") expenditures, including amounts expensed and capitalized, were $939,000 in fiscal 1999. As a percent of overall sales, these expenditures represented 22.7% in fiscal 1999. Our future success depends on continually developing new and better products for the markets we serve. As a result, we do not anticipate a material change in the rate we invest in this area. We intend to continue investing in product development activities and expect an increase in gross spending but anticipate the expenses as a percent of revenue will decrease as anticipated revenue growth occurs.


General and Administrative

General and administrative expenses were $4.5 million, $2.5 million and $2.4 million in fiscal 1999, 1998 and 1997, respectively. The increase in general and administrative expenses in fiscal 1999 compared to 1998 includes $1.5 million for 7 months of acquired operations of K&R Technical Services, Inc. and a $350,000 increase in other expenses related to the development of the ISBU.

Goodwill Amortization

In December 1998, we acquired K&R Technical Services, Inc. d/b/a TEAM Technologies in a business combination accounted for as a purchase. Accordingly, the aggregate purchase price of approximately $11,278,000, including transaction costs, was allocated to the assets acquired and liabilities assumed based upon the fair values at the date of acquisition. The historical carrying amounts of the assets acquired and liabilities assumed approximated their fair value with liabilities assumed exceeding assets acquired by $193,000. The purchase price and the liabilities assumed in excess of tangible assets acquired has been recorded as goodwill in the amount of $11,471,000 and is being amortized on a straight-line basis over five years. In pursuit of our new ISBU strategy, we believed there was significant value in obtaining experienced management and staff in the information technology market. TEAM has been in business since 1955 and has a number of long term client relationships that include Fortune 500 companies. As part of the transaction, we entered into 5-year employment contracts with key members of their management.


Interest Expense

Interest expense was $162,000 in fiscal 1999. The decrease in interest expense in 1998 is attributable to a decrease in average debt levels resulting from increased cash flow from operating activities and conversion of the debenture to equity. Interest expense is expected to increase in the future due to higher anticipated debt levels.

Income Taxes

In June 1997, we incurred a special charge to income taxes of $6.5 million related to the revaluation of deferred tax assets. The revaluation was done as a result of a change in the estimated net realizable value of deferred tax assets. We did not record a provision for income taxes in fiscal 1998 as the availability of net operating loss carryforwards offset the pre-tax income generated. In June 1999, we incurred a charge to income taxes of $4.8 million to reduce the carrying value of our deferred tax assets to zero. At June 30, 1999, we had net operating loss carryforwards for federal income tax purposes of approximately $22.2 million and net operating loss carryforwards for state income tax purposes of approximately $9.4 million, which are available to offset future taxable income, if any, through 2019 and 2014 respectively. In the accompanying financial statements, taxes are allocated between discontinued and continuing operations based on the guidelines presented in FAS #109. Based on our recent operating losses and the uncertain future of our current strategy to develop a new business unit around the Internet, realization of the benefits from our net operating loss carryforwards cannot be assured. However, the decision to sell the DGBU is a change in our business plan and is anticipated to generate a gain from that sale. Our Deferred Taxes will be evaluated in the future with the new business plan. We anticipate a recovery of our Deferred Taxes based on the estimated sales price of the DGBU. In addition, realization of net operating loss carryforwards may be limited under certain provisions of the Internal Revenue Code regardless of our ability to generate taxable income. See Note 13 of Notes to Consolidated Financial Statements for further disclosures relating to income taxes.

Discontinued Operations

Net sales of the DGBU, which is being treated as discontinued operations, were $71.6 million, $82.6 million, and $89.4 million in fiscal 1999, 1998 and 1997, respectively. The decrease in net sales of 13% in fiscal 1999 was the result of a $5.8 million decrease in hardware sales and a $5.2 million decrease in consumable sales. The decrease in hardware sales is due to a $2.9 million decrease and a $6.4 million decrease in PressMate and Plain-Paper Typsetting equipment in fiscal 1999 and 1998, respectively, along with a $2.3 million decrease and a $3.5 million decrease in Big Color servers in fiscal 1999 and 1998, respectively. Consumable sales, consisting primarily of ink, media, film, maintenance contracts and spare parts, were $44.2 million, $49.5 million, and $47.4 million in fiscal 1999, 1998, and 1997, respectively. Consumable sales as a percentage of total DGBU net sales were 62%, 60%, and 53% in fiscal 1999, 1998 and 1997, respectively. The increase in consumable sales as a percentage of total DGBU sales over the past two years is primarily due to an increased installed base of 8-Color printers such as DesignWinder and the HiRes DisplayMaker series and the new 12-Color DisplayMaker series XII printers.

Net income from discontinued operations was $2.6 million and $3.6 million for the fiscal years ended 1999 and 1998, respectively. Net loss from discontinued operations was $12.8 million in fiscal 1997.

Foreign Currencies

In general, our exposure to foreign currency gains and losses is not material. ColorSpan Europe, Ltd. ("CSE") extends credit in the normal course of business in five relatively stable European currencies. In addition, CSE's financing agreement allows us to factor those receivables and receive Dutch Guilders in which we pay our expenses. The impact of this is to effectively hedge our exposure to foreign currency risk. Essentially all other transactions are in U.S. dollars.

Year 2000

We are currently completing our work to resolve the potential impact of the Year 2000 on the processing of time-sensitive information by our computerized information systems. Year 2000 issues may arise if computer programs have been written using two digits (rather than four) to define the applicable year. In such case, programs that have time-sensitive logic may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failures. We utilize a number of computer programs across our entire operation. Year 2000 issues could impact our information systems as well as computer hardware and equipment that is part of our telephony network such as switches, termination devices and SONET rings that contain embedded software or "firmware."

Our exposure to potential Year 2000 problems exists in two general areas: technological operations in our sole control, and technological operations dependent in some way on one or more third parties. The majority of our exposure in potential Year 2000 problems is in the latter area where the situation is much less within our ability to predict or control. Our business is heavily dependent on third parties, many of which are themselves heavily dependent on technology. We cannot control the Year 2000 readiness of those parties. In some cases, our third-party dependence is on vendors of technology who are themselves working towards solutions to Year 2000 problems. We have initiated projects to identify and correct the potential problem in all of our enterprise systems. Most of these projects have been completed or are in the final testing stage. The costs incurred to date for projects specifically related to Y2K issues total less than $40,000 and have been expensed in the financial statements. In some cases, systems have been upgraded to receive other benefits in which case the Y2K issue was addressed at the same time. We are using internal resources to test the software modifications. Funding for this area is expected to, and has come from, cash flow from operations. We expect additional costs for this issue will be less than $20,000.

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

Contingency Plans. We have completed a basic contingency plan for the most likely failures and have tested it. We believe the most likely failure under our control would include an unforeseen system failure of our mainframe computer. We have remediated and tested the systems involved and continue to monitor these areas. Should an unforeseen failure occur, we have a contingency plan that would allow us to continue supporting our customers. We continue to evaluate possible failures and our exposure to those failures. Our largest exposure continues to come from areas beyond our control.


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
------   -------------------------------------------

See Financial Statements and Supplementary Data attached.


Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------   ---------------------------------------------------------------
         FINANCIAL DISCLOSURE.
         --------------------

None

                                   PART III
                                   --------

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
-------   --------------------------------------------------

The following table sets forth information, as of September 30, 1999, concerning the directors of the Company:

                                                                                       Year
                                                                                       Became
Name, Age, Positions, Principal Occupations, Directorships                             Director
----------------------------------------------------------                             --------
                     Directors whose terms expire in 2000

Roger Wikner; age 57; In 1968 Mr. Wikner joined the investment firm of Miller &           1999
Schroeder. When the firm sold in 1997, he held positions of Chief Executive
Officer, President and principal Shareholder. At Miller & Schroeder, Mr. Wikner was responsible for developing innovative healthcare, housing and commercial financing programs, with cumulative financings of more than $26 billion. He is one of the nation's recognized authorities on municipal finance and has spoken on numerous professional panels.



                      Directors whose terms expire in 2001

Stephen Fisher; age 44; Mr. Fisher is President and Chief Operating Officer of            1999
RSPnet.com, Inc., a wholly owned subsidiary of the Company. Mr. Fisher has held this position since December 1998. RSPnet.com is a regional systems integrator specializing in Internet hosting, integration and support services.
Prior to this and for a period of 23 years, Mr. Fisher was President and Chief
Executive Officer of TEAM Technologies (an Iowa based systems integrator) and was actively involved in strategic direction and operations.

                      Directors whose terms expire in 2002

Melvin L. Masters; age 45; Mr. Masters co-founded the Company in February, 1986           1989
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

On May 6, 1999 Mr. Jean-Louis Gassee resigned from the board, citing time commitments related to a public offering of stock of Be, Inc. where he is Chief Executive Officer. Mr. Rohan Champion resigned from the board on May 17, 1999 due to issues related to a new business for which he is the Chief Executive Officer. On September 15, 1999, we announced the appointment of Edward S. Adams and Timothy R. Duoos to our Board of Directors.

Timothy R. Duoos; age 43; Mr. Duoos is President and Chief Executive Officer of Lyndale Garden Center, Inc. in Minneapolis and has held that position since October 31, 1986. Mr. Duoos also held a part-time position as Chairman of the Board and Chief Executive Officer of Sunbelt Nursery Group, Inc. ("Sunbelt") based in Fort Worth, Texas, from November 1994 through May 1998, and President from October 1997 through May 1998. He served as a part-time consultant to Sunbelt from May 1998 to December 1998. Mr. Duoos served as a Director of Pinnacle Financial, Inc., a privately held company from June 1996 through June 1997.

Edward S. Adams; age 36; Mr. Adams is Associate Dean for Academic Affairs, Julius E. Davis Chair and Professor of Law and Co-Director for the Center for Business Law and Entrepreneurial Studies at the University of Minnesota School of Law. Mr. Adams is also a principal in Jon Adams Financial Company, LLP, in Wayzata, Minnesota, where he assists e-commerce entities in raising venture capital.

The following table sets forth information, as of September 30, 1999, regarding the executive officers of the Company:

Name                  Age  Positions
--------------------  ---  -----------------------------------------------------
Melvin L. Masters      45  Chief Executive Officer, President and Chairman of
                           the Board
Robert J. Wenzel       48  Chief Operating Officer and President ColorSpan
                           Corporation
Stephen Fisher         44  President and Chief Operating Officer of RSPnet.com,
                           Inc.
Thomas D. Ryan         41  Executive Vice President
James H. Horstmann     38  Chief Financial Officer
David Alexander        39  Secretary
Timothy N. Thurn       43  Treasurer

Mr. Wenzel has been our Chief Operating Officer since October 1991 and President of ColorSpan Corporation, our principal operating subsidiary, since October 1989. He joined ColorSpan as General Manager of the PC Division in May 1989 and became Executive Vice President shortly thereafter.

Mr. Ryan has been Managing Director of ColorSpan Europe, Ltd. since January 1995 and was appointed Executive Vice President in May 1996. From 1985 to July 1994, Mr. Ryan worked for Mentor Corporation as Vice President and General Manager of its Minnesota operations.

Mr. Horstmann has been our Chief Financial Officer since May 1997, and prior to that was the Vice President of Materials and Administration for ColorSpan Corporation. Mr. Horstmann joined ColorSpan Corporation in April 1994. Prior to joining us, Mr. Horstmann was with the accounting firm of Boulay Heutmaker Zibell & Co., PLLP. Mr. Horstmann is a Certified Public Accountant (CPA).

Mr. Alexander has been our Executive Vice President of Strategic Planning since 1998, and prior to that was Vice President of Information Strategy since September 1997 and has been Secretary since January 1998. Mr. Alexander joined ColorSpan Corporation in 1990 and has held a variety of management positions in Research and Development, Marketing and Business Development.

Mr. Thurn has been our Treasurer since June 1989 and Treasurer of ColorSpan Corporation since March 1987. Mr. Thurn has experience as both a public and private accountant. Mr. Thurn is a Certified Public Accountant (CPA) and Certified Management Accountant (CMA).

Officers of the Company are elected annually by the Board of Directors. All of the current officers have been re-elected to serve in the same positions for the coming year.

Compliance with Section 16(a) of the Securities Exchange Act
Under federal securities laws, the Company's directors and officers, and any beneficial owner of more than 10 percent of a class of equity securities of the Company, are required to report their ownership of the Company's equity securities and any changes in such ownership to the Securities and Exchange Commission (the "Commission") and the securities exchange on which the equity securities are registered. Specific due dates for these reports have been established by the Commission, and the Company is required to disclose in its Form 10-K any delinquent filing of such reports and any failure to file such reports.

Based upon its review of forms 3, 4, and 5 and any amendments thereto furnished to the Company pursuant to Section 16 of the Securities Exchange Act of 1934, all such forms were filed on a timely basis by reporting persons, except as follows: Form 13G, on behalf of Melvin Masters and Form 3 for Mssrs. Stephen Fisher, Roger Wikner, Tim Duoos and Ed Adams have not been filed.

Item 11.  EXECUTIVE COMPENSATION.
-------   -----------------------

Summary Compensation Table

The following table sets forth the cash and noncash compensation for each of the last three fiscal years awarded to or earned by our Chief Executive Officer and our other four most highly compensated executive officers whose salary and bonus earned in the fiscal year ended June 30, 1999 exceeded $100,000 for services rendered.

====================================================================================================================================
                                      Annual compensation                        Long term compensation
                           -----------------------------------------  ------------------------------------------
                                                                                Awards
                                                                      ----------------------------
Name and principal   Year  Salary ($)   Bonus ($)   Other annual      Restricted      Options/       Payouts/      All other
position                                            compensation ($)  stock award(s)   SARs (#) ($)  payouts ($)  compensation ($)
------------------------------------------------------------------------------------------------------------------------------------
Melvin Masters       1999  $175,000                                                                                  $9,494/1/
Chief Executive      1998   175,000                                                                                   8,904/1/
 Officer             1997   208,333                                                                                   7,536/1/
------------------------------------------------------------------------------------------------------------------------------------
Robert Wenzel        1999  $175,000
Chief Operating      1998   175,000
 Officer             1997   208,333
------------------------------------------------------------------------------------------------------------------------------------
Thomas D. Ryan       1999  $175,000
Executive Vice       1998   175,000                                                    120,000
 President           1997   175,000
------------------------------------------------------------------------------------------------------------------------------------
James H. Horstmann   1999  $175,000
Chief Financial      1998   158,125                                                    120,000
 Officer             1997    *
------------------------------------------------------------------------------------------------------------------------------------
Stephen Fisher       1999  $150,000       $155,750                                     240,000
President and        1998    #
Chief Operating      1997    #
 Officer of
 RSPnet.com, Inc.
====================================================================================================================================

*  Became executive officer during fiscal 1998.
# Became executive officer during fiscal 1999. Fiscal 1999 figures include compensation earned at K&R Technical Services, Inc. prior to its acquisition by RSPnet.com, Inc.
/1/Premiums for life insurance where the Company is not the beneficiary.


Stock Options

We maintain a Stock Option Plan pursuant to which executive officers, other employees and certain non-employees providing services to the Company may receive options to purchase our common stock.

The following table summarizes grants of stock options during fiscal 1999 to the Chief Executive Officer and the Executive Officers named in the Summary Compensation Table:

OPTIONS/SAR GRANTS IN LAST FISCAL YEAR

===============================================================================================================================
                                                                                                      Potential Realizable
                                                                                                  Value at Assumed Annual Rates
Individual Grants                                                                                 of Stock  Price Appreciation
                                                                                                        for Option  Term
===============================================================================================================================
                                         % of Total
                                          Options/
                         Options/     SARs Granted to      Exercise or Base
                           SARs         Employees in       Price ($/Share)    Expiration Date       5% ($)       10% ($)
Name                     Granted        Fiscal Year
                           (#)
-------------------------------------------------------------------------------------------------------------------------------
Stephen Fisher          240,000/1/           13.8%               $1.59            June 2009       $239,988      $608,156
-------------------------------------------------------------------------------------------------------------------------------

/1/120,000 options vest ratably over eight years, and 120,000 options vest nine years from date of issuance with accelerated vesting available under the RSPnet.com, Inc. bonus plan.

The following table summarizes exercises of stock options during fiscal 1999 by the Chief Executive Officer and the Executive Officers named in the Summary Compensation Table:

                           AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES
-------------------------------------------------------------------------------------------------------------------------------
                                                                       Number of unexercised         Value of unexercised
                                                                       options/SARs at FY-end      in-the-money options/SARs at
                           Shares acquired on                            (#) exercisable /           FY-end ($) exercisable/
Name                          exercise (#)        Value realized ($)         unexercisable              unexercisable (1)
-------------------------------------------------------------------------------------------------------------------------------
Melvin L. Masters                  -0-                  -0-                      -0-                            -0-
-------------------------------------------------------------------------------------------------------------------------------
Robert J. Wenzel                   -0-                  -0-                77,500 / 187,500                 3,488 /     -0-
-------------------------------------------------------------------------------------------------------------------------------
Thomas D. Ryan                     -0-                  -0-                80,000 / 160,000                  -0-    /   -0-
-------------------------------------------------------------------------------------------------------------------------------
James H. Horstmann                 -0-                  -0-                41,250 / 168,750                  -0-    /   -0-
-------------------------------------------------------------------------------------------------------------------------------
Stephen Fisher                     -0-                  -0-                -0-    / 240,000                  -0-    /   -0-
===============================================================================================================================

(1) Represents the difference between the closing price of the Company's common stock on June 30, 1999 and the exercise price of the options.


Long-Term Incentive Plan Awards

Other than the Stock Option Plan reported on above, we do not maintain any long-term incentive plans.


Director Compensation

For fiscal year 1999, there was no plan for compensation to non-employee directors. All directors were reimbursed for their expenses incurred in attending meetings. Roger Wikner, Jean-Louis Gassee and Rohan Champion also acted as consultants to the Company. Consulting fees of $33,000 were incurred for services provided by Mr. Wikner during fiscal 1999. Consulting fees of $10,000 were incurred for services provided by Mr. Gassee during fiscal 1999. Consulting fees of $41,670 were incurred for services provided by Mr. Champion during fiscal 1999. The consulting fees paid to Mr. Wikner, Mr. Gassee and Mr. Champion were determined and set based on anticipated consulting services and the market cost therefor. We believe that the consulting fees paid to Mr. Wikner, Mr. Gassee and Mr. Champion represent the approximate market value for the consulting services performed and that which might be obtained from similar arrangements with non-affiliates.

Employment Agreements

At June 30, 1999, we had employment agreements with Messrs. Masters, Wenzel, Ryan, Horstmann, Fisher and several other members of management. The agreements for Messrs. Masters, Wenzel, Ryan, Horstmann and Fisher and certain members of management renew automatically on an annual basis unless terminated by either party by written notice prior to the renewal date. The agreements provide for continuation payments equal to 36 months pay for Mr. Masters and one other non-officer. The agreement for Mr. Fisher and for two other members of management provide for continuation payments equal to 60 months pay upon termination of employment. Agreements are also in place for 12 months pay for Mr. Wenzel, Mr. Ryan, Mr. Horstmann, and certain other members of management upon termination of employment in certain circumstances, including change of control. As of June 30, 1999 minimum salary levels of $250,000 were set for each of Messrs. Masters, Wenzel, and Ryan. By agreement, these individuals reduced their compensation to $175,000 in March 1997, and the compensation has not been adjusted to the levels previously set.

Compensation Committee Interlocks and Insider Participation

The Chief Executive Officer of the Company, Melvin L. Masters, is a member of the Compensation Committee. Mr. Masters' compensation is set by the Board of Directors as a whole with Mr. Masters abstaining.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
-------   --------------------------------------------------------------

The following table sets forth, as of September 30, 1999, certain information with respect to beneficial share ownership by the directors, individually; by all persons known to management to own more than 5% of the Company's outstanding Common Stock, individually; and by all executive officers and directors as a group. Except as otherwise indicated, the shareholders listed below have sole investment and voting power with respect to their shares.

                                            Number of          Percent
                                           Beneficially       of Shares
Name of Beneficial Owner                   Owned Shares      Outstanding
------------------------                   ------------      ------------
Sihl-Zurich Paper Mill on Sihl AG (1)         2,742,858             13.3%
Giesshubel Strasse 15
CH 8046
Zurich, Switzerland

Melvin L. Masters (2)                         2,550,525             12.4%
3213 South Duluth Avenue
Sioux Falls, SD  57105

Stephen Fisher (3)                              488,758                *

Robert J. Wenzel (4)                             89,300                *

James H. Horstmann (5)                           45,000                *

Thomas D. Ryan (6)                               87,000                *

All officers and directors
as a group (9 persons) (7)                    3,413,482             16.5%

*  Less than 1%

(1)  Includes warrants to purchase 1,371,429 shares.

(2) Includes 411,428 shares and warrants to purchase 963,667 shares owned by TMI; 274,286 shares owned by GRAMPI; 228,572 shares and warrants to purchase 228,572 shares owned by GRAMPI #2.

(3) Includes 488,758 shares of convertible voting Preferred Stock issued to Mr. Fisher in the Company's acquisition of TEAM Technologies, Inc. in December 1998.

(4) Includes 77,500 shares issuable to Mr. Wenzel under options that are exercisable or will become exercisable within 60 days. Also includes shares held as trustee for four education trusts.

(5) Includes 45,000 shares issuable to Mr. Horstmann under options that are exercisable or will become exercisable within 60 days.

(6) Includes 80,000 shares issuable to Mr. Ryan under options that are exercisable or will become exercisable within 60 days.

(7) Includes 301,400 shares issuable under options that are exercisable or will become exercisable within 60 days and warrants to purchase 1,192,239 shares.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
-------   ----------------------------------------------

We have the following arrangements with certain directors, executive officers or five percent shareholders:

(1) We lease space we currently occupy in Shady View I & II, from Grandchildren's Realty Alternative Management Partnership I (GRAMPI), a Minnesota limited partnership. The general partner of GRAMPI is TimeMasters, Inc., a Minnesota corporation that is owned by Melvin L. Masters. One of the limited partners of GRAMPI is the Masters Trust I, of which Ralph Rolen, a former director of the Company, was Trustee at the time of the negotiations. We retained the services of an outside law firm as well as an independent commercial real estate brokerage firm in negotiating the lease. We lease 174,647 square feet of space under this agreement which has a term of fifteen years and a monthly base rate as of September 30, 1999, of $107,699. The base rate escalates periodically over the term of the lease. We are also required to pay our pro-rata share of property taxes, utilities and essentially all other operating expenses. There is no renewal option. Rent expense under this lease was $1,682,000 in fiscal 1999.

(2) Under a Use Indemnification Agreement and certain related Board of Directors' actions, we have the right to sponsor business and business-related occasions at facilities owned by Masters Trust I and/or Melvin L. Masters and/or TimeMasters, Inc and/or GRAMPI and/or GRAMPI #2. In addition, we occasionally use an airplane owned by a Company controlled by Mr. Masters, for business-related travel. We indemnify the owners against loss or damage, reimburse out-of-pocket expenses and pay a usage charge based on what management believes are market rates. We also use the services of a travel agency that is controlled by Mr. Masters. In the fiscal year ended June 30, 1999 charges for these items totaled $427,874.

(3) We have installed a campus-wide TimeMasters, Inc. wireless voice system in our Eden Prairie facility. There are no monthly call operating charges for unlimited use of that system. The system hardware was acquired in fiscal 1995 for $211,000 based on competitive proposals for two other comparable systems. Upgrades and maintenance to the system amounted to $31,903 in fiscal 1999. TimeMasters, Inc. is a Minnesota corporation wholly-owned by Melvin L. Masters.

(4) During September and October 1995, ColorSpan Corporation's (CSC's) cash needs exceeded available cash. To cover short-term cash needs, CSC borrowed $1,765,000 under a demand note from TimeMasters, Inc.
          (TMI), a corporation controlled by our Chief Executive Officer. The note had stated interest at prime rate plus 1.75% and was satisfied in full in December 1996 through an offset of a note receivable from TMI arising from TMI's purchase of our common stock (see item (5) below). In consideration for providing financing to CSC and executing a subordination and forbearance agreement with our senior lender, TMI was issued a warrant for the purchase of 277,953 shares of our common stock at an exercise price of $6.35 per share. This transaction was submitted to and approved by the shareholders at our annual meeting in May 1996.

(5) In September 1996, we issued 914,286 shares of restricted common stock in a private placement to TimeMasters, Inc., GRAMPI and GRAMPI #2 (together as a group known as the "TimeMasters group"), which is controlled by Melvin L. Masters. The shares were issued at the market price of $4.375 per share for a total of $4 million. The TimeMasters group was also issued a warrant for the purchase of an additional

          914,286 shares at $7.00 per share with an expiration date of September 16, 2004. The TimeMasters group has the right to require us to effect up to five demand registrations under the Securities Act within ten years of the closing date of the transaction. The agreement also provides for incidental registration rights during this same period. In addition, shares acquired by TimeMasters upon the exercise of the warrant or conversion right, obtained pursuant to the $1,765,000 demand note discussed in item (4) above, have preferential incidental registration rights expiring September 2006. We offset a portion of the proceeds from this sale with CSC's indebtedness to TMI (see item
          (4) above).

(6) We have occasionally prepaid the rent and lease expense to GRAMPI for the Shady View I and II properties. When rent is prepaid there is an adjustment of the amount paid for rent at the next regular payment date to reflect the prepayment. In addition, interest is charged during the interim period.

(7) Mr. Masters borrowed $585,000 from the Company in November 1996. The amount borrowed was repaid in December 1996 together with interest at 10%.

(8) In June 1998, we loaned $250,000 to GRAMPI. The note was personally guaranteed by Mr. Masters, was secured by certain shares of the Company's common stock owned by GRAMPI, and bore interest at the Prime Rate plus 2.0%. In September 1999, the principal balance of the note, which was originally due February 25, 1999, was combined with additional borrowing during fiscal 1999 by Mr. Masters into a new $500,000 non interest bearing note that is due September 1, 2000. During fiscal 1999, Mr. Masters and TMI borrowed an additional $375,472. This additional borrowing was combined in September 1999 with $97,505 that was owed to the Company by TMI at June 30, 1998 into a second note from Mr. Masters of $472,977 that is payable September 1, 2000 and bears interest at 9.75%. Both notes are secured by a Deed of Trust encumbering certain real property located in the state of Montana that is owned by GRAMPI. Total principal and accrued interest due from Mr. Masters at June 30, 1999 is $1,048,767.

(9) In August 1999 Mr. Masters borrowed an additional $200,000 that is payable September 1, 2000 and bears interest at 9.75%. The note is secured by a Deed of Trust encumbering certain real property located in the state of Montana that is owned by GRAMPI.

Each of the foregoing transactions was approved by a disinterested majority of our Board of Directors, by shareholders, or by both. We believe that each such transaction is on terms at least as favorable to us as could have been obtained from an unaffiliated entity.

(10) We assumed a note receivable from TEAM Property Management in the acquisition of K&R Technical Services, Inc. The note, which bears interest at 9% and is due September 1, 2000, had an outstanding balance of $329,982 at June 30, 1999.

(11) We share facilities and expenses from time to time with TimeMasters, Inc. The receivable from TimeMasters of $206,711 at June 30, 1999 was combined with additional indebtedness into the $472,977 note described in (8).

(12) We purchase certain inventory from Sihl-Zurich Paper Mill on Sihl AG, a greater than 5% shareholder of the Company. Total purchases in fiscal 1999 from Sihl were $2,327,631.

(13) We lease space that we currently occupy in Cedar Falls Iowa from TEAM Property Management Company, a company that is controlled by Stephen Fisher, an executive and director of VirtualFund.com, and two other VirtualFund.com shareholders.

(14) We assumed a note receivable of $114,849 from Stephen Fisher when we purchased K&R Technical Services, Inc. The note is due June 18, 2001 and bears interest at 9%.

                                    PART IV
                                    -------

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
-------   ----------------------------------------------------------------

(a) 1.    Financial Statements
          --------------------

          Consolidated Financial Statements of VirtualFund.com, Inc. and
          Subsidiaries:

               Independent Auditors' Report

               Consolidated Balance Sheets as of June 30, 1999 and 1998

               Consolidated Statements of Operations for the fiscal years ended June 30, 1999, 1998 and 1997

               Consolidated Statements of Stockholders' Equity for the fiscal years ended June 30, 1999, 1998 and 1997

               Consolidated Statements of Cash Flows for the fiscal years ended June 30, 1999, 1998 and 1997

               Notes to Consolidated Financial Statements

(a) 2.    Financial Statement Schedules
          -----------------------------
          VirtualFund.com, Inc. and Subsidiaries

          Schedule I  --  Condensed Financial Information of the Registrant
                          (Parent Only)
          Schedule II  --  Valuation and Qualifying Accounts

          Schedules not listed above have been omitted because they are either not applicable or required information has been given in the consolidated financial statements or notes thereto.

(a)(3)    Exhibits
          --------

          The exhibits to this Annual Report on Form 10-K are listed in the
          Exhibit Index on pages E-1 to E-2 of this Report. The Company will furnish a copy of any exhibit to a shareholder who requests a copy in writing upon payment to the Company of a fee of $5.00 per exhibit. Requests should be sent to: Director, Investor Relations, VirtualFund.com, Inc., 7090 Shady Oak Road, Eden Prairie, MN 55344.

(b) Reports on Form 8-K: The Company did not file any reports on Form 8-K for the Quarter ended June 30, 1999.

(c) Exhibits: The response to this portion of Item 14 is included as a separate section of this Annual Report on Form 10-K.

(d) Financial Statement Schedules: The response to this portion of Item 14 is included as a separate section of this Annual Report on Form 10-K.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  November 3, 1999
                                    VIRTUALFUND.COM, INC.

                                         By  /s/ Melvin L. Masters
                                             -------------------------------
                                         Melvin L. Masters, President, Chief
                                         Executive Officer and Chairman of the
                                         Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                               President, Chief Executive Officer
/s/ Melvin L. Masters          and Chairman of the Board
------------------------
Melvin L. Masters              (Principal Executive Officer)

/s/ Roger Wikner               Director
------------------------
Roger Wikner

/s/ Timothy R. Duoos           Director
------------------------
Timothy R. Duoos

/s/ Edward S. Adams            Director
------------------------
Edward S. Adams

/s/ Stephen Fisher             Director
------------------------
Stephen Fisher

/s/ James H. Horstmann         Chief Financial Officer and
------------------------
James H. Horstmann             Principal Accounting Officer

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  November 3, 1998
                                         VIRTUALFUND.COM, INC.

                                         By
                                             -------------------------------
                                         Melvin L. Masters, President, Chief
                                         Executive Officer and Chairman of the
                                         Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                               President, Chief Executive Officer
------------------------       and Chairman of the Board
Melvin L. Masters              (Principal Executive Officer)

                               Director
------------------------
Roger Wikner

                               Director
------------------------
Timothy R. Duoos

                               Director
------------------------
Edward S. Adams

                               Director
------------------------
Stephen Fisher

                               Chief Financial Officer and
------------------------       Principal Accounting Officer
James H. Horstmann

INDEPENDENT AUDITORS' REPORT



Board of Directors and Stockholders
VirtualFund.com, Inc. and Subsidiaries
Eden Prairie, Minnesota

We have audited the consolidated balance sheets of VirtualFund.com, Inc. and Subsidiaries (the Company) as of June 30, 1999 and 1998 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 1999 and financial statement schedules listed in the index at Item 14(a)(2). These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of VirtualFund.com, Inc. and Subsidiaries as of June 30, 1999 and 1998 and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1999 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements, taken as a whole, present fairly in all material respects the information therein set forth.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company is experiencing difficulty in generating sufficient cash flow to meet its obligations and sustain its operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Deloitte & Touche LLP
Minneapolis, Minnesota
October 21, 1999

VIRTUALFUND.COM, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
-------------------------------------------------------------------------------

                                                                       June 30, 1999             June 30, 1998
                                                                       -------------             -------------
ASSETS

 CURRENT ASSETS:
   Cash and cash equivalents                                         $       250,792         $       5,436,761
   Accounts receivable, less allowance for doubtful
     accounts and sales returns of $1,234,000 and
     $1,662,000, respectively (Notes 7 and 17)                            12,858,200                11,641,937
   Receivable - related parties (Note 15)                                  1,378,749                   347,505
   Inventory (Notes 5, 7 and 15)                                           8,630,576                 7,221,427
   Other current assets                                                    2,094,433                 1,923,825
   Deferred income taxes (Note 13)                                                                   1,214,000
                                                                     ---------------         -----------------
       TOTAL CURRENT ASSETS                                               25,212,750                27,785,455

PROPERTY AND EQUIPMENT, NET
    (Notes 6, 8 and 15)                                                    3,632,243                 3,041,884

GOODWILL, less accumulated amortization of $1,338,246                     10,132,423

DEFERRED INCOME TAXES (Note 13)                                                                      3,552,000

OTHER ASSETS (Note 7 and 15)                                                 223,676                   179,286
                                                                     ---------------         -----------------
                                                                     $    39,201,092         $      34,558,625
                                                                     ===============         =================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes payable (Notes 7 and 15)                                     $     3,868,002         $       2,417,968
  Notes payable - related parties (Notes 2 and 15)                         2,235,766                 1,874,311
  Current maturities of long-term debt (Notes 8 and 15)                      720,830                   259,550
  Convertible subordinated debenture (Note 9)                                                          375,866
  Accounts payable (Note 15)                                              12,737,616                10,556,398
  Accrued payroll and payroll taxes                                        2,380,492                 1,487,678
  Other current liabilities (Note 15)                                      1,757,822                 2,437,398
  Deferred revenue                                                         1,442,288                 1,222,265
                                                                     ---------------         -----------------
       TOTAL CURRENT LIABILITIES                                          25,142,816                20,631,434

LONG-TERM DEBT, less current maturities (Notes 8 and 15)                     614,245                    66,746

COMMITMENTS AND CONTINGENCIES (Notes 2, 12 and 17)

STOCKHOLDERS' EQUITY: (Notes 2, 9, 10, 11, and 17)
  Series A convertible preferred stock, $.01 par value;
    authorized 5,000,000 shares; 1,499,998 shares issued and
    outstanding; redeemable; $7,500,000 liquidation preference             7,500,000
  Common stock, $.01 par value; authorized
     50,000,000 shares; 15,803,866 and 15,778,866 shares issued
     and outstanding, respectively                                           158,039                   157,789
  Additional paid-in capital                                              33,040,170                33,015,420
  Accumulated deficit                                                    (27,254,178)              (19,312,764)
                                                                     ---------------         -----------------
       TOTAL STOCKHOLDERS' EQUITY                                         13,444,031                13,860,445
                                                                     ---------------         -----------------
                                                                     $    39,201,092         $      34,558,625
                                                                     ===============         =================

                See notes to consolidated financial statements.

VIRTUALFUND.COM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
------------------------------------------------------------------------------

                                                                                       Years Ended June 30,
                                                              -------------------------------------------------------------
                                                                   1999                    1998                   1997
                                                              -------------           -------------           -------------
CONTINUING OPERATIONS
   NET SALES                                                  $   4,138,211

    COST OF SALES                                                 3,057,710
                                                              -------------           -------------           -------------
        GROSS PROFIT                                              1,080,501

   OPERATING EXPENSES
     Sales and marketing                                          1,274,572
     Research and development                                       938,997           $     203,153
     General and administrative                                   4,523,084               2,474,936           $   2,359,004
     Goodwill amortization                                        1,338,246
                                                              -------------           -------------           -------------
                                                                  8,074,899               2,678,089               2,359,004
                                                              -------------           -------------           -------------
        OPERATING LOSS                                           (6,994,398)             (2,678,089)             (2,359,004)

   OTHER INCOME (EXPENSE)
     Interest expense                                              (162,394)
     Interest income                                                 95,639
     Other income (expense)                                          25,486
                                                              -------------           -------------           -------------
                                                                    (41,269)
                                                              -------------           -------------           -------------
   LOSS FROM CONTINUING OPERATIONS
       BEFORE INCOME TAXES                                       (7,035,667)             (2,678,089)             (2,359,004)
   INCOME TAX (PROVISION) BENEFIT                                (3,342,000)                920,000              (1,289,000)
                                                              -------------           -------------           -------------
LOSS FROM CONTINUING OPERATIONS                                 (10,377,667)             (1,758,089)             (3,648,004)

EARNINGS (LOSS) FROM DISCONTINUED OPERATIONS
    net of income tax provision of $1,424,000, $920,000 and
    $0, in 1999, 1998 and 1997, respectively (Notes 3 and 13)     2,554,554               3,598,921             (12,836,297)
                                                              -------------           -------------           -------------

NET (LOSS) EARNINGS                                           $  (7,823,113)          $   1,840,832           $ (16,484,301)
                                                              =============           =============           =============


BASIC AND DILUTIVE NET (LOSS)
   EARNINGS PER COMMON SHARE (Note 14)
     LOSS FROM CONTINUING OPERATIONS                          $        (.66)          $        (.11)           $       (.25)
     EARNINGS (LOSS) FROM
            DISCONTINUED OPERATIONS                                     .16                     .23                    (.90)
                                                              -------------           -------------            ------------
        NET (LOSS) EARNINGS PER COMMON SHARE                  $        (.50)          $         .12            $      (1.15)
                                                              =============           =============            ============


Weighted average common shares outstanding (Note 14)             15,782,770              15,316,003              14,305,609
                                                              =============           =============            ============

                              See notes to consolidated financial statements.

VIRTUALFUND.COM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

                                                                                  Additional
                                              Common Stock         Preferred       Paid-In      (Accumulated
                                       ------------------------
                                          Shares      Par Value      Stock         Capital         Deficit)          Total
                                       ----------    ----------   -----------   ------------   -------------     ------------
BALANCES, JUNE 30, 1996                12,026,134    $  120,261                 $ 17,450,655   $  (4,606,480)    $ 12,964,436

Issuance of common stock -
  Private placements (Note 10)          2,695,971        26,960                   11,810,376                       11,837,336
  Conversion of debentures (Note 9)       105,000         1,050                      361,763                          362,813
  Stock options exercised (Note 11)       180,357         1,804                      339,520                          341,324
  Services rendered                        25,000           250                       99,750                          100,000
Litigation settlement (Note 17)                                                      636,000                          636,000
Distributions to Kilborn
   S corporation shareholders                                                                        (62,815)         (62,815)
Stock option tax benefit (Note 13)                                                   199,000                          199,000
Net loss                                                                                         (16,484,301)     (16,484,301)
                                       ----------    ----------   -----------   ------------   -------------     ------------

BALANCES, JUNE 30, 1997                15,032,462       150,325                   30,897,064     (21,153,596)       9,893,793


Issuance of common stock -
   Conversion of debentures (Note 9)      525,000         5,250                    1,985,146                        1,990,396
   Stock options exercised (Note 11)       80,071           801                      134,623                          135,424
   Litigation settlement (Note 17)        141,333         1,413                       (1,413)
Net earnings                                                                                       1,840,832        1,840,832
                                       ----------    ----------   -----------   ------------   -------------     ------------

BALANCES, JUNE 30, 1998                15,778,866       157,789                   33,015,420     (19,312,764)      13,860,445


Issuance of common stock -
Stock options exercised (Note 11)          25,000           250                       24,750                           25,000
Other                                                                                               (118,301)        (118,301)
Acquisition of K&R Technical
   Services, Inc. (Note 2)                                        $ 7,500,000                                       7,500,000
Net loss                                                                                          (7,823,113)      (7,823,113)
                                       ----------    ----------   -----------   ------------   -------------     ------------

BALANCES, JUNE 30, 1999                15,803,866    $  158,039   $ 7,500,000   $ 33,040,170   $ (27,254,178)    $ 13,444,031
                                       ==========    ==========   ===========   ============   =============     ============

                See notes to consolidated financial statements.

VIRTUALFUND.COM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (NOTE 16)
--------------------------------------------------------------------------------

                                                                                   Years Ended June 30,
                                                                 ---------------------------------------------------
                                                                      1999                 1998             1997
                                                                 -------------       -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net (loss) earnings                                             $  (7,823,113)      $   1,840,832     $ (16,484,301)
 Adjustments to reconcile net (loss) earnings to net
  cash provided by operating activities:
   Depreciation and amortization                                     2,004,899           2,098,330         5,786,303
   Amortization of goodwill                                          1,338,246
   Revaluation of acquired technology, patents and licenses                                                1,024,374
   Revaluation of capitalized software                                                                     3,214,690
   Loss on sale of property and equipment                                8,700             102,875           149,395
   Gain on settlement of product quality issues                                                           (1,416,665)
   Litigation settlements                                                                                    636,000
   Deferred income taxes                                             4,766,000                             1,084,000
   Stock option tax benefit                                                                                  199,000
Change in assets and liabilities, net of effects from
 purchase of K&R Technical Services, Inc.:
  Accounts receivable                                                 (471,988)          1,192,113           808,951
  Inventory                                                         (1,399,986)          2,462,264         5,649,929
  Other current assets                                                (200,543)             36,418           391,735
  Income tax receivable                                                                                      400,781
  Accounts payable                                                   1,706,804             393,788        (4,184,779)
  Accrued payroll and payroll taxes                                    648,459            (148,241)         (292,350)
  Other current liabilities                                           (708,992)           (285,640)          (53,945)
  Deferred revenue                                                      (2,071)           (152,182)         (519,815)
                                                                 -------------       -------------     -------------
NET CASH (USED IN) PROVIDED BY
 OPERATING ACTIVITIES                                                 (133,585)          7,540,557        (3,606,697)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Loans to related parties                                           (1,141,208)           (337,460)         (585,000)
 Collection of loans from related parties                              437,981                               585,000
 Additions to property and equipment                                  (978,279)         (1,041,811)       (1,156,650)
 Additions to capitalized software costs                                                                  (1,557,931)
 Proceeds from sale of property and equipment                           16,841              24,600            82,357
 Additions to patents and other assets                                 (29,173)            (43,163)         (500,596)
 Payments for acquisition of K&R Technical
   Services Inc., net of cash acquired                              (1,388,655)
 Other                                                                (425,580)
                                                                 -------------       -------------     -------------
NET CASH USED IN INVESTING ACTIVITIES                               (3,508,073)         (1,397,834)       (3,132,820)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Payment of related party note payable                              (1,798,588)
 Payment of debenture                                                 (375,866)
 Net borrowing (payments) under revolving credit lines               1,264,719            (796,300)       (1,836,447)
 Proceeds from long-term debt                                          228,908
 Payments on long-term debt                                           (888,484)           (655,269)       (1,246,968)
 Acquisition of Kilborn treasury stock                                                                       (25,000)
 Distributions to Kilborn S-corporation shareholders                                                         (62,815)
 Issuance of common stock                                               25,000             135,424        10,378,660
                                                                 -------------       -------------     -------------
NET CASH (USED IN) PROVIDED BY
 FINANCING ACTIVITIES                                               (1,544,311)         (1,316,145)        7,207,430
                                                                 -------------       -------------     -------------
(DECREASE) INCREASE IN CASH AND
 CASH EQUIVALENTS                                                   (5,185,969)          4,826,578           467,913

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF YEAR                                                   5,436,761             610,183           142,270
                                                                 -------------       -------------     -------------
CASH AND CASH EQUIVALENTS
 AT END OF YEAR                                                  $     250,792       $   5,436,761     $     610,183
                                                                 =============       =============     =============

                See notes to consolidated financial statements.

VIRTUALFUND.COM, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

1.       BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

         Business

         VirtualFund.com, Inc. (the Company) is a diversified technology holding company operating in two business segments.

         The Digital Graphics Business Unit (DGBU) designs, manufactures, markets and sells wide-format digital color printers, aftermarket inks and specialty coated media for graphic arts professionals. Management has indicated its intent to sell the DGBU and as a result, all DGBU operations are disclosed herein as discontinued operations.

         The Internet Services Business Unit (ISBU) provides information system design, implementation and support services, develops and sells Internet-based electronic commerce software, and provides Internet hosting services. This business unit will be the primary operating company going forward.

         Liquidity/Discontinued Operations

         The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Currently, the Company is experiencing difficulty in generating sufficient cash flow to meet its obligations and sustain its operations, which raises substantial doubt about its ability to continue as a going concern. As a result of declining revenues during the previous three years, management has taken steps to pursue opportunities outside its traditional business. In this regard, the Company is developing a new operating segment in the Business-to-Business electronic commerce market. The development of this market has required substantial cash, which has been financed by the cash flow from the DGBU up to this point. Further development of this market is planned and may result in further significant losses during the start up period. In addition, ColorSpan Corporation's revolving credit facility with its senior lender, General Electric Capital Corporation
         (GECC), will expire in December 1999. GECC has indicated that it will not renew this agreement, as the Company no longer meets the account size objectives of their portfolio. RSPnet.com, Inc.'s revolving credit facility will expire on November 22, 1999. Replacement financing has not yet been secured for either credit facility.

         The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

         To fund the ISBU in the future, management intends to sell the DGBU comprised of ColorSpan Corporation, its subsidiaries and Kilborn Photo Products, Inc. The sales proceeds will be used to further invest in and grow the ISBU products for electronic commerce. As a result of this decision, the consolidated statements of operations have been restated to disclose the DGBU as a discontinued operation. Management believes the sale proceeds will fund the ISBU through the fiscal 2000 year and into the following year.

         Credit Risk

         The Company sells its products on a prepaid basis, on a COD basis, through nonrecourse third-party leasing arrangements and by extending credit in the normal course of business. Its DGBU customer base is comprised primarily of resellers and end users in the graphic arts, prepress and desktop publishing industries throughout the world. Credit risk in the DGBU is spread across a significant number of customers and geographic areas such that no material credit risk resides with one or a small number of customers or in a given geographic area. The ISBU customer base ranges from small local entities to Fortune 500 companies located primarily in the Midwest and in the agriculture industry. Revenue in the ISBU is concentrated in a few large customers. In fiscal 1999, the contribution to revenue of two customers contributed approximately 50% revenue from continuing operations. The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral.

         Consolidation

         The consolidated financial statements include the accounts of VirtualFund.com, Inc. and its subsidiaries, RSPnet.com, Inc. (RSPN), Kilborn Photo Products, Inc. (Kilborn), and ColorSpan Corporation
         (CSC), and CSC's subsidiaries, ColorSpan Europe, Ltd. (CSE), ColorSpan Asia/Pacific, Ltd. (CSA), and ColorSpan Latin America, Inc. (CSLA). Kilborn, CSC and its subsidiaries represent the DGBU and are disclosed herein as discontinued operations. All significant intercompany balances and transactions have been eliminated in consolidation.

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

         The Company also provides information system design, implementation and support services under fixed price and time and materials contracts. For fixed price contracts, revenue is recorded on the basis of the estimated percentage of completion of services rendered. Losses, if any, on fixed price contracts are recognized when the loss is determined. For time and materials contracts, revenue is recognized at contractually agreed upon rates as the costs are incurred.

         Cash equivalents

         All highly liquid cash investments with a maturity of three months or less at the date of purchase are considered to be cash equivalents.

         Inventories

         Inventories are stated at the lower of cost or market, with cost determined using the first-in, first-out (FIFO) basis.

         Property and equipment

         Property and equipment are recorded at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets of 2 to 39 years.

         Goodwill

         The excess of the purchase price over the fair value of assets acquired in acquisitions is recorded as goodwill. Goodwill is amortized on a straight-line basis over five years. At each reporting date, management assesses whether there has been a permanent impairment in the value of its long-term assets such as goodwill. The factors considered by management in performing this assessment include current operating results, trends and prospects, as well as the effects of demand, competition and other economic factors.

         Research and Development Costs and Capitalized software

         Expenditures related to the development of new products and processes, including significant improvements and refinements to existing products and the development of software are expensed as incurred, unless they are required to be capitalized. Software development costs incurred subsequent to establishment of the software's technological feasibility are capitalized. Capitalization ceases when the software is available for general release to customers. The recoverability of capitalized software development costs is continually evaluated, and provisions for estimated losses are recorded in the period such losses are determined. The following amounts are included in discontinued operations:
         Amortization of capitalized software development costs and provisions for impairment losses aggregated $2,494,154 and $3,214,690 for the year ended June 30, 1997, respectively. These provisions reduced the Company's capitalized software development costs to zero at June 30, 1997. Software development costs incurred during fiscal 1999 and 1998 were not significant, and as such, no costs were capitalized

         Acquired technology, patents, and licenses

         Acquired technology, patents, and licenses primarily related to the DGBU are amortized using the straight-line method over the estimated useful lives of the assets, generally from three to five years. Amortization of acquired technology, patents and licenses included in discontinued operations aggregated $100,800, $200,957 and $710,838 for the fiscal years ended June 30, 1999, 1998, and 1997, respectively. The recoverability of these assets is continually evaluated by comparing the remaining unamortized cost to the estimated future cash flows of the associated assets. Provisions for estimated losses are recorded in the period such losses are determined and totaled $1,533,837 and was also included in discontinued operations for the year ended June 30, 1997.

         Fair value of Financial instruments

         Statement of Financial Accounting Standards (SFAS) No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of the fair value of certain financial instruments. Cash and cash equivalents, accounts receivable, short-term debt, accounts payable, and accrued liabilities are carried at amounts believed to approximate fair value. The carrying amount of the Company's long-term debt approximated its fair value at June 30, 1999 and 1998 due to the debt agreements containing market interest rates.

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

         At June 30, 1999, $103,000 of advertising related to discontinued operations was included in other current assets as compared with $21,000 at June 30, 1998. Advertising expense primarily incurred in the DGBU and expensed in discontinued operations was $3,434,000, $3,549,000 and $6,298,000 for the years ended June 30, 1999, 1998, and 1997, respectively.

         Foreign Currency

         The Company has certain accounts receivable in foreign currencies, and a line of credit payable in Dutch Guilders. Foreign currency receivables and payables are translated using current rates.

         Net earnings (loss) per common share

         The Company has adopted SFAS No. 128, "Earnings Per Share". Basic earnings (loss) per share is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during each period. Common share equivalents include stock options, warrants, convertible debenture (Note 9) and shares issuable relating to the litigation settlement (Note 17). All common equivalent shares were excluded from the calculation because they were anti-dilutive for all periods presented.

         Stock-Based Compensation

         In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation." The Company has elected to continue following the guidance of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," for measurement and recognition of stock-based transactions with employees and has adopted the disclosure-only provisions of SFAS No. 123.

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

         Comprehensive Income

         As of July 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." Statement 130 establishes new rules for the reporting and display of comprehensive income and its components. The adoption of this Statement had no impact on the Company's net income or stockholders' equity.

         New Accounting Standards

         The Financial Accounting Standards Board has also recently issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which will be effective for the Company in fiscal 2001. The Company is reviewing the requirements of this standard and has not yet determined the impact on the financial statements of the Company.

         Reclassifications

         Certain amounts presented in fiscal 1998 and 1997 have been reclassified to conform to the fiscal 1999 presentation.


2.       BUSINESS COMBINATIONS

         On July 15, 1998, the Company issued 600,000 shares of common stock in exchange for all of the common stock of Kilborn Photo Products, Inc. (Kilborn). Kilborn is an inkjet coating facility for specialty media and is based in Cedar Rapids, Iowa. The business combination was accounted for as a pooling of interests, and therefore, all prior period financial statements presented have been restated as if the merger took place at July 1, 1996. The operations of Kilborn Photo Products, Inc. are part of the DGBU, and are included in discontinued operations. Assets acquired and liabilities assumed include the following as of July 15, 1998:

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


         On December 18, 1998, the Company, through its wholly owned subsidiary RSPnet.com, Inc., issued 1,499,998 shares of Series A Convertible Preferred Stock and notes payable of $3,678,258, in exchange for all of the common stock of K&R Technical Services, Inc. d/b/a TEAM Technologies, a privately held information technology consulting company. Each share of Series A Convertible Preferred Stock is convertible into Common Stock of the Company, initially at the rate of one share of Common Stock for each share of Series A Convertible Preferred Stock, and has a guaranteed value of $5 per share after two years from the date of issuance. The Series A Convertible Preferred Stock has been valued at $5 per share for accounting purposes and the acquisition has been accounted for using the purchase method of accounting. Accordingly, the aggregate purchase price of approximately $11,278,000, including transaction costs, has been allocated to the assets acquired and liabilities assumed based upon the fair values at the date of acquisition. The historical carrying amounts of the assets acquired and liabilities assumed approximated their fair value with liabilities assumed exceeding assets acquired by $193,000. The purchase price and the liabilities assumed in excess of tangible assets acquired has been recorded as goodwill in the amount of $11,471,000 and is being amortized on a straight-line basis over five years. Tangible assets acquired and liabilities assumed include the following as of December 1, 1998:

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

         The operating results of the acquired business have been included in the consolidated statement of income from the effective date of acquisition, which was December 1, 1998. The following pro forma results of operations for the years ended June 30, 1999 and 1998 assume the acquisition occurred as of July 1, 1997:

                                                                          June 30, 1999      June 30, 1998
                                                                          -------------      -------------
                  Net sales                                                $   7,150,000     $  4,467,000
                  Net loss                                                    (7,954,000)      (5,297,000)
                  Basic and dilutive loss per common share                          (.50)            (.35)

3.       DISCONTINUED OPERATIONS

         Net sales from discontinued operations were $71,578,364, $82,609,562, and $89,411,732 in fiscal 1999, 1998, and 1997, respectively. The results from discontinued operations do not include any general corporate overhead expense. Debt and the corresponding interest expense relating to the Digital Graphics Business Unit reside within the operating companies of the discontinued operations. The components of net assets of discontinued operations included in the Consolidated Balance Sheets at June 30, 1999 and 1998 are as follows:

                                                 June 30, 1999     June 30, 1998
                                                 -------------     -------------
          Accounts and notes receivable         $  12,374,195     $  11,723,051
          Inventory                                 8,630,576         7,221,427
          Other current assets                      1,976,591         5,026,435
          Property and equipment, net               2,109,494         2,393,487
          Other assets                                107,659         3,731,286
          Notes payable                             3,237,835         2,417,968


4.   RESTRUCTURING AND OTHER SPECIAL CHARGES

     Restructuring and other special charges are related to DGBU activities and included as discontinued operations. In September 1998, the Company reversed $600,000 of special charges incurred in the fourth quarter of fiscal 1996 related to intellectual property licenses. These charges, which were previously accrued and expensed by the Company, were not incurred due to a negotiated settlement. As of June 30, 1999 there are no remaining amounts accrued.

     In June 1997, the Company incurred pre-tax charges of $7.8 million related to the revaluation of intellectual property and inventory and $636,000 for settlement of the shareholders' lawsuit (Note 17). The special charges were incurred primarily as a result of a change in the estimated net realizable values of the DGBU's PressMate and DisplayMaker Express products. These two products represent the DGBU's first two proprietary printers developed and manufactured in-house.


5.   INVENTORY

     DGBU inventory consists of the following:

                                                                           June 30, 1999     June 30, 1998
                                                                           --------------    -------------
     Raw materials                                                         $   4,372,616     $   3,686,653
     Work in process                                                             204,451           207,303
     Finished goods:
       Consumables                                                             2,509,904         2,604,318
       Hardware                                                                1,543,605           723,153
                                                                           -------------     -------------
                                                                           $   8,630,576     $   7,221,427
                                                                           =============     =============

6.   PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                      Life Used
                                                  for Depreciation         June 30, 1999      June 30, 1998
                                                 -----------------         -------------      -------------
         Land                                                              $      64,800      $     64,800
         Buildings                                   39 Years                    110,200           110,200
         Equipment                                   2 - 5 years              11,264,828        10,722,310
         Capitalized tooling                         3 years                     800,748           440,710
         Furniture and fixtures                      5 - 7 years               4,404,681         4,145,772
         Purchased software                          3 years                   1,616,802         1,112,377
         Vehicles                                    5 years                     188,203           209,738
         Leasehold improvements                      5 years                   2,970,255         2,920,276
                                                                           -------------     -------------
                                                                              21,420,517        19,726,183
         Accumulated depreciation and amortization                            17,788,274        16,684,299
                                                                           -------------     -------------
                                                                           $   3,632,243     $   3,041,884
                                                                           =============     =============

         Property and equipment includes assets under capital leases as follows:

                                                                           June 30, 1999     June 30, 1998
                                                                           -------------     -------------
         Equipment                                                         $     788,587     $     160,171
         Furniture and fixtures                                                  345,005           233,435
         Purchased software                                                      443,293           180,275
                                                                           -------------     -------------
                                                                               1,576,885           573,881
         Accumulated amortization                                                488,937           230,247
                                                                           -------------     -------------
                                                                           $   1,087,948     $     343,634
                                                                           =============     =============


7.       NOTES PAYABLE

         Notes payable consists of the following:

                                                                           June 30, 1999    June 30, 1998
                                                                           -------------    -------------
         Note payable under revolving
         line of credit (1)                                                $   1,489,011

         Note payable under revolving
         line of credit (2)                                                    1,729,524     $   2,015,988

         Note payable to a bank (3)                                              630,167

         Note assumed in Kilborn acquisition paid in fiscal 1999                                   382,680

         Note payable to former Kilborn shareholder                               19,300            19,300
                                                                           -------------     -------------

                                                                           $   3,868,002     $   2,417,968
                                                                           =============     =============

         Weighted average interest rate                                             8.04%             6.39%
                                                                           =============     =============

         (1) On January 17, 1996, CSC entered into a credit agreement with GECC. The agreement allowed CSC to borrow up to $10,000,000 based on availability equal to 70% of the net eligible accounts receivable and 25% of the net eligible inventory. Borrowings are secured by inventory, accounts receivable, and general intangibles and bear interest at a defined bank reference rate (prime) plus 2.0% (9.75% at June 30, 1999) with a 0.5% unused line fee. At June 30, 1999, approximately $3,633,000 of eligible financing was unused under this credit line. Availability under this credit line fluctuates daily. The agreement, which expired in January 1999, has been extended until December 1, 1999. Under the terms of the extension, the line of credit was reduced to a maximum of $6,000,000 subject to the same availability provisions, and the interest rate was increased to prime plus 2.5% effective August 1, 1999. GECC has indicated that it will not renew this agreement, as the Company no longer meets the account size objectives of their portfolio.

         (2) CSE, a subsidiary of the Company's CSC subsidiary, maintains a receivables financing arrangement, which has no stated expiration, with a commercial finance company whereby CSE may borrow up to 80% of eligible accounts receivable, with a maximum advance of $2,500,000. At June 30, 1999, approximately $770,000 was unused under this credit line. Borrowings are due in Dutch Guilders on demand and bear interest at the Promissory Note Discount Rate of the Dutch Central Bank plus 2.5% (5% at June 30, 1999). Borrowings in U.S. Dollars are due on demand and bear interest at a rate that fluctuates with the market (8.25% at June 30, 1999).

         (3) The Company assumed a revolving credit facility with the acquisition of K&R Technical Services, Inc. that expired on May 1, 1999. The Company has negotiated a structured pay down schedule with the lender requiring final payment on November 22, 1999. Interest accrues at prime plus 2.25% (10% at June 30, 1999).

8.       LONG-TERM DEBT

         Long-term debt consists of the following:

                                                                                         June 30, 1999   June 30, 1998
                                                                                         -------------   -------------
         Note payable to a finance company, payments, including
         principal and interest at 8.57%, of $3,640 due monthly
         through January 2002, secured by certain
         domestic property and equipment                                                 $      98,279

         Note payable to a finance company, payments, including
         principal and interest at 8.25%, of $1,500 due monthly through
         January 2002, secured by certain domestic property and equipment                       41,751

         5% Community Economic Betterment Account (CEBA)
         loan due June 2001 that is forgivable
         if certain employment quotas are met                                                   45,000

         Notes payable to a finance company paid in fiscal 1999                                            $      60,295

         Obligations under capital leases for equipment,
         payable in monthly installments (Note 12)                                           1,150,045           266,001
                                                                                         -------------     -------------
                                                                                             1,335,075           326,296
         Less current maturities                                                               720,830           259,550
                                                                                         -------------     -------------
                                                                                         $     614,245     $      66,746
                                                                                         =============     =============

         Maturities of long-term debt at June 30, 1999, excluding capital lease obligations, are as follows:

         Year ending June 30:

         2000                                            $      51,797
         2001                                                  101,360
         2002                                                   31,873
                                                         -------------
                                                         $     185,030
                                                         =============

9.       CONVERTIBLE SUBORDINATED DEBENTURE

         In September 1996, the Company entered into a series of agreements with one of its largest trade creditors, converting approximately $1.7 million of trade payables and a promissory note of $859,516 into a $2.5 million convertible subordinated debenture. The debenture was due September 12, 1998 together with accrued interest at an annual rate of 8.0%. The debenture contained voluntary, automatic and mandatory conversion provisions. Under the voluntary conversion provision, the debenture was convertible in whole or in part into common stock of the Company at $6.00 per share at any time that the market price of the Company's common stock was less than $6.00 per share. The debenture was automatically converted at the rate of 30,000 shares a week at the market price of the common stock at any time that the market price equaled or exceeded $6.00 per share. The automatic conversion provision contained limited price protection under certain circumstances. Under the mandatory conversion provision, the debenture was converted on a quarterly basis at market prices and in share quantities equal to specified threshold amounts, less any shares converted under the other provisions. The mandatory provision was effective for the quarter ending March 31, 1997 and continued until the debenture was paid off. As of June 30, 1998, 630,000 shares had been converted aggregating $2,353,209. No additional conversions took place. The remaining principal in the amount of $375,866 and accrued interest was paid during fiscal 1999.



10.      STOCKHOLDERS' EQUITY

         In September 1996, the Company privately placed 2,695,971 shares of its common stock, together with warrants to purchase an additional 2,757,000 shares, for $12 million ($11.8 million, net of transaction costs) to three separate groups. Sihl-Zurich Paper Mill on Sihl AG
         (Sihl), a Swiss corporation, was issued 1,371,429 shares and warrants to purchase an additional 1,371,429 shares, at an exercise price of $7.00 per share, for an aggregate $6 million. TimeMasters, Inc. and affiliates, which are controlled by the Company's Chief Executive Officer, were issued 914,286 shares and warrants to purchase an additional 914,286 shares, at an exercise price of $7.00 per share, for an aggregate $4 million. The Company received $2.2 million from TimeMasters and affiliates and offset the remaining $1.8 million against a note payable and accrued interest due to TimeMasters. General Electric Capital Corporation, the Company's senior lender, was issued 410,256 shares and warrants to purchase an additional 471,285 shares at an exercise price of $6.79 per share, for an aggregate $2 million.

         In December 1998, the Board of Directors approved the plan to issue shares of Series A Convertible Preferred Stock (Preferred Stock), with certain powers, preferences, rights, qualifications, limitations and restrictions, to purchase K&R Technical Services, Inc. On December 18, 1998, the Company issued 1,499,998 shares of Preferred Stock to the shareholders of K&R Technical Services, Inc. (Note 2). Holders of the Preferred Stock have the same voting rights as the Company's Common stockholders and have a liquidation preference of $5.00 per share. The Preferred Stock is convertible at the option of the holder into Common Stock initially at the rate of one share of Common Stock for each share of Preferred Stock, and has a guaranteed value of $5.00 per share after two years from the date of issuance. The Preferred Stock automatically converts to Common Stock if the Common Stock trades at or above $5.00 per share for a specified period of time. The Preferred Stock also has a mandatory conversion feature on December 18, 2000, the redemption date, whereby each share is converted at the option of the holder into either Common Stock at the initial conversion rate, or a value of $5.00. The Company may fulfill the $5.00 value, $7,500,000 in aggregate, by issuing additional shares of Common Stock above the initial conversion rate, if necessary, or by issuing cash.


11.      STOCK OPTIONS AND WARRANTS

         On June 24,1999, the stockholders approved an amendment to the "LaserMaster Technologies, Inc. 1996 Stock Incentive Plan" to revise the name of the plan to the "VirtualFund.com, Inc. 1996 Stock Incentive Plan", to extend the term of the plan to ten years from the date of shareholder approval of the amendment and to increase the number of shares available for awards under the plan from 1,500,000 shares to 5,000,000 shares. Under the plan, incentive stock options and non-statutory stock options may be granted to key employees, directors, and consultants of the Company at exercise prices not less than 100 percent of the fair market value of the common stock at the date of grant and 110 percent for incentive stock options granted to individuals owning 10 percent or more of the Company's common stock. The plan is administered by a Stock Option Committee appointed by the Board of Directors. The committee establishes all terms and conditions of each grant, except that, in the case of incentive options, the term may not exceed 10 years. The Company also has a 1990 Restated Stock Option Plan with 3,513,309 shares authorized.


         Warrant activity and activity under the stock option plans is summarized as follows:


                                                        Weighted Average                  Weighted Average
                                          Warrants       Warrant Price        Options       Option Price
                                          Outstanding      Per Share        Outstanding       Per Share
                                          -----------    -------------      -----------     ------------
         Balance, June 30, 1996              292,953       $      6.31        2,763,110       $     3.54

         Granted                           2,757,000              6.96          954,381             4.07
         Exercised                                                             (180,357)            1.89
         Forfeited                                                             (729,024)            4.37
         Repriced*                                                                                 (0.55)
                                          ----------                        -----------
         Balance, June 30, 1997            3,049,953              6.90        2,808,110             3.38

         Granted                                                              1,051,500             2.97
         Exercised                                                              (80,071)            1.69
         Forfeited                           (15,000)                          (150,500)            3.07
         Repriced**                                                                                (0.89)
                                          ----------                        -----------
         Balance, June 30, 1998            3,034,953              6.91        3,629,039             3.11

         Granted                                                              1,736,500             2.00
         Exercised                                                              (25,000)            1.00
         Forfeited                                                             (603,650)            3.08
                                          ----------                        -----------
         Balance, June 30, 1999            3,034,953       $      6.91        4,736,889       $     2.71
                                          ==========                        ===========

         Exercisable, June 30, 1997        3,049,953       $      6.90          779,308        $   2.65
         Exercisable, June 30, 1998        3,034,953              6.91        1,034,513            2.71
         Exercisable, June 30, 1999        3,034,953              6.91        1,160,889            2.76

         * The Company's Board of Directors approved the repricing of 929,250 non-statutory stock options to the closing Nasdaq price on July 17, 1996 ($3.63 per share). These options had original exercise prices ranging from $4.00 to $6.50 per share with an average exercise price of $4.18 per share.

         ** The Company's Board of Directors approved the repricing of 776,000 non-statutory stock options to the closing Nasdaq price on September 26, 1997 ($3.00 per share). These options had original exercise prices ranging from $3.38 to $4.75 per share with an average exercise price of $3.89 per share.


         Pro Forma Information:

         The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). Accordingly, since options have been issued with exercise prices at or above market value of the Company's stock, no compensation expense has been recognized for the stock option plans. Had compensation expense for the Company's stock option plans been determined based on the fair value at the grant date for awards since July 1, 1995 consistent with the provisions of SFAS 123, the Company's net (loss) earnings and net (loss) earnings per share would have been adjusted to the pro forma amounts reflected in the following table:

                                                            June 30, 1999       June 30, 1998       June 30, 1997
                                                            -------------       -------------       -------------
         Reported net (loss) earnings                       $  (7,823,113)      $   1,840,832       $ (16,484,301)
         Pro forma net (loss) earnings                         (8,305,228)          1,243,163         (16,830,610)
         Basic and diluted net (loss) earnings per share:
                As reported                                          (.50)                .12               (1.15)
                Pro forma                                            (.53)                .08               (1.18)

         Statement No. 123 method of accounting has not been applied to options granted prior to July 1, 1995, thus the resulting pro forma compensation cost may not be representative of that to be expected in future years. The fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal 1999, 1998 and 1997:

                                                            June 30, 1999       June 30, 1998       June 30, 1997
                                                            -------------       -------------       -------------
         Expected dividend yield                            $           -        $          -       $           -
         Expected stock price volatility                               65%                 60%                 60%
         Risk-free interest rate                                     5.90%               5.50%               6.22%
         Expected life of options (years)                             4.5                 4.5                 4.5

         The per share weighted-average fair value of stock options granted during 1999, 1998 and 1997 is estimated as $1.14, $1.60 and $2.23, respectively on the date of grant using the Black-Scholes option pricing model.

         The following table summarizes information about the Company's stock option plans at June 30, 1999:

                                               Weighted
           Range of           Number            Average          Weighted          Number           Weighted
           Exercise       Outstanding at       Remaining          Average       Exercisable at      Average
            Prices        June 30, 1999    Contractual Life   Exercise Price    June 30, 1999    Exercise Price
            ------        -------------    ----------------   --------------    -------------    --------------
         $ .85 to 2.00        1,422,122        106  months       $    1.57             50,372       $     1.37

          2.01 to 3.00        2,071,567         73  months            2.78            848,817             2.55

          3.01 to 4.00        1,179,250         86  months            3.83            244,250             3.66

            above 4.00           63,950         85  months            4.73             17,450             4.69
                          -------------                                            ----------
                              4,736,889                          $    2.71          1,160,889       $     2.76
                          =============                                            ==========

12.      COMMITMENTS

         Leases
         The Company leases certain equipment under leases that meet the criteria for capital lease classification. These agreements have been capitalized at the lesser of the fair market value of the equipment or the present value of the future minimum lease payments. The Company also leases other equipment under operating leases. In addition, the Company leases its office and warehouse facilities under operating leases that expire at various dates through October 2011. The leases require payments of property taxes, insurance, and maintenance costs in addition to basic rent and contain renewal options for periods ranging from one to three years.

         Certain of the facilities leases are under a 15-year commercial lease with Grandchildren's Realty Alternative Management Program I ("GRAMPI"), a Minnesota limited partnership controlled by the Company's Chief Executive Officer, for space it currently occupies in Shady View I & II. The Shady View space is approximately 52% of all space leased by the Company. GRAMPI purchased the real estate in April 1995, after the Company's Board of Directors declined to do so. GRAMPI sold the property in October 1996 in a sale-leaseback transaction and remains the lessor to the Company. The Company's Board of Directors retained services of an outside commercial real estate brokerage firm and outside legal counsel to negotiate the lease with the landlord's outside legal counsel. Management and the outside brokerage firm and legal counsel believe that the lease is at market rate.

         Certain of the facilities leases are under a 15-year commercial lease with TEAM Property Management Company, a company controlled by three VirtualFund.com shareholders.

         Rent expense is allocated to discontinued operations based on the square feet of space occupied by facilities used by the DGBU.

         Rent expense under all equipment and facilities operating leases (including property taxes, insurance, and maintenance costs) was as follows:

                                                                     Year Ended June 30
                                                     ---------------------------------------------
                                                         1999             1998             1997
                                                     ------------     -----------     ------------
               GRAMPI                                $  1,682,000     $ 1,547,000     $  1,525,000
               TEAM Property Management                   113,000
               Other parties                            1,390,000       1,037,000        1,104,000
                                                     ------------    ------------     ------------
               Total                                 $  3,185,000    $  2,584,000     $  2,629,000
                                                     ============    ============     ============

         Future minimum lease payments under capital and operating leases in effect at June 30, 1999 are as follows:

                                                 Capital                       Operating Leases
                                                              -------------------------------------------------
         Year ending June 30:                    Leases           TEAM              GRAMPI             Other
                                               -----------    -------------     -------------      ------------
         2000                                  $   734,688    $     192,000     $   1,320,000      $  1,316,000
         2001                                      402,387          192,000         1,320,000           916,000
         2002                                       66,428          192,000         1,264,000           850,000
         2003                                       34,440          192,000         1,236,000           829,000
         2004                                        4,566          192,000         1,236,000           697,000
         Thereafter (2005 through 2011)                           1,408,000         8,870,000         2,038,000
                                               -----------    -------------     -------------      ------------
                                                 1,242,509    $   2,368,000     $  15,246,000      $  6,646,000
                                                              =============     =============      ============
         Less interest                             (92,464)
                                               -----------
         Present value of net
             minimum lease payments            $ 1,150,045
                                               ===========

         Employment agreements
         The Company has employment agreements with thirteen of its officers and executives that renew automatically on an annual basis. Three of the agreements provide continuation payments equal to 60 months pay and two of the agreements provide continuation payments equal to 36 months pay upon termination of employment in certain circumstances, including change of control. The other eight agreements provide for 12 months notice of termination, other than for cause, or payment in lieu of notice. Three of the agreements also provide for acceleration of option vesting in the event of a change in control or termination without cause. As of June 30,

         1999, the minimum commitment based on current annual salary levels set for the thirteen individuals was, in aggregate, $4,850,000. The Company also has agreements with the three former owners of K&R Technical Services, Inc. that prohibits them from competing with or recruiting from the Company for periods of 2 years and 3 years, respectively. The agreements call for guaranteed bonuses to be paid to these individuals until the Company raises new working capital totaling $9,000,000. At that point, the bonuses will convert to a basic bonus calculation based on achieving qualified revenue targets. As of June 30, 1999, $467,250 has been accrued relating to these agreements, with a potential additional liability of $3,532,750.

         Employee benefit plan
         The Company has two qualified defined contribution 401(k) plans covering substantially all employees. One plan covers RSPN employees, the other plan covers all other domestic employees. The plans offer employees a savings feature and discretionary Company matching contributions. There were no employer contributions to the plans for the years ended June 30, 1999, 1998, and 1997.

13.      INCOME TAXES

         The provision for income taxes consists of the following:

                                                                             Year Ended June 30,
                                                            ----------------------------------------------------
                                                                1999                1998                1997
                                                            -------------       -------------      -------------
         Continuing operations:
            Current, primarily federal                      $           -       $           -      $    (205,000)
            Deferred, primarily federal                        (3,342,000)            920,000         (1,084,000)
                                                            -------------       -------------      -------------
                                                               (3,342,000)            920,000         (1,289,000)

         Discontinued operations, primarily deferred           (1,424,000)           (920,000)
                                                            -------------       -------------      -------------
                                                            $  (4,766,000)      $           -      $  (1,289,000)
                                                            =============       =============      =============

         A reconciliation of the expected federal income tax provision at the statutory rate of 35% with the provision for income taxes is as follows:

                                                                             Year Ended June 30,
                                                            ----------------------------------------------------
                                                                1999                 1998               1997
                                                            -------------       -------------      -------------
         Tax (provision) benefit
            computed at statutory rates                     $   1,070,000       $    (644,000)     $   5,318,000
         State income tax, net of
            federal benefit                                       198,000             (31,000)           288,000
         Graduated tax bracket
           benefit (provision)                                    (31,000)             18,000           (152,000)
         Change in valuation allowance                         (6,399,000)            457,000         (7,339,000)
         Other                                                    396,000             200,000            596,000
                                                            -------------       -------------      -------------
                                                            $  (4,766,000)      $           -      $  (1,289,000)
                                                            =============       =============      =============

         Reconciliation of income tax provision:
            Continuing operations                           $  (3,342,000)      $     920,000      $  (1,289,000)
                                                            =============      ==============      =============

            Discontinued operations                         $  (1,424,000)      $    (920,000)     $           -
                                                            =============       =============      =============

         Under SFAS No. 109, deferred tax assets and liabilities are classified as current and non-current on the basis of the classification of the related asset or liability for financial reporting. Deferred taxes are recorded for temporary differences between the bases of assets and liabilities for financial reporting purposes and tax purposes.

         Temporary differences comprising the net deferred taxes shown on the consolidated balance sheets are as follows:

                                                                 June 30,1999                    June 30, 1998
                                                 -------------------------------------------     ---------------
                                                    Assets       Liabilities       Total              Total
                                                 ------------   -------------   ------------     ---------------
         Allowance for doubtful
              accounts and sales returns         $    420,000                   $    420,000      $      565,000
         Inventory costs                            2,360,000                      2,360,000           2,612,000
         Accrued vacation                             188,000                        188,000             145,000
         Other                                        270,000   $    (313,000)       (43,000)           (144,000)
                                                 ------------   -------------   ------------      --------------
              Current                               3,238,000        (313,000)     2,925,000           3,178,000

         Property and equipment basis                 686,000                        686,000             682,000
         Net operating loss carryforwards           8,467,000                      8,467,000           6,573,000
         Research and development credit
              carryforwards                         1,773,000                      1,773,000           1,773,000
         Alternative minimum tax credits              225,000                        225,000             225,000
         Other                                         26,000                         26,000              38,000
                                                 ------------   -------------   ------------      --------------
              Noncurrent                           11,177,000               -     11,177,000           9,291,000
                                                 ------------   -------------   ------------      --------------
                   Gross                           14,415,000        (313,000)    14,102,000          12,469,000
             Valuation allowance                  (14,102,000)                   (14,102,000)         (7,703,000)
                                                 ------------   -------------   ------------      --------------
                   Net                           $    313,000   $    (313,000)  $          -      $    4,766,000
                                                 ============   =============   ============      ==============

         The valuation allowance for deferred tax assets as of June 30, 1999 and 1998 is $14,102,000 and $7,703,000, respectively. The net change in the total valuation allowance for the year ended June 30, 1999 was an increase of $6,399,000. Realization of the deferred tax asset will depend on the Company's ability to generate sufficient taxable income. Based on the Company's recent operating losses and the uncertain future of its current strategy to develop the ISBU around the Internet, management is not certain that the Company will be able to generate sufficient future taxable income to fully utilize its deferred tax assets. In addition, realization of net operating loss carryforwards may be limited under certain provisions of the Internal Revenue Code regardless of the Company's ability to generate taxable income. As a result, the Company has recorded a valuation allowance for the entire deferred tax asset.

         At June 30, 1999, the Company has net operating loss carryforwards for federal income tax purposes of approximately $22.2 million and net operating loss carryforwards for state income tax purposes of approximately $9.4 million, which are available to offset future taxable income, if any, through 2019 and 2014 respectively. The Company also has alternative minimum tax credit carryforwards of approximately $225,000 available to reduce future federal income taxes, if any, over an indefinite period and research credit carryforwards of approximately $1.8 million available to reduce future federal income tax, if any, through 2011.

         The Company recognized income tax benefits of $199,000 in 1997 pertaining to the exercise of stock options, which are reflected in additional paid-in capital.


14.      EARNINGS PER SHARE CALCULATION

         The following table summarizes the securities that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted (loss) earnings per share because to do so would have been antidilutive for the periods presented:

                                                                  1999               1998              1997
                                                              -----------         -----------      -----------
         Stock options                                          4,736,889             858,117        2,808,110
         Warrants                                               3,034,953           3,034,953        3,049,953
         Convertible debenture                                                         28,998          794,687
         Shares issuable relating to settlement
            of litigation                                                             140,953          141,333
                                                              -----------         -----------      -----------
                                                                7,771,842           4,063,021        6,794,083
                                                              ===========         ===========      ===========

15.      RELATED PARTY TRANSACTIONS

         The Company is involved in various transactions with TimeMasters, Inc.
         (TMI), a corporation controlled by the Company's Chief Executive Officer. The Company also purchases certain inventory from a greater than 5% shareholder and maintains one of its employee 401(k) plan investments with an affiliate of its senior lender. The Company's senior lender is also a shareholder. Transactions with related parties are as follows:

                                                                             Year Ended June 30,
                                                            ---------------------------------------------------
                                                                 1999              1998                1997
                                                            -------------      -------------       ------------
         Interest expense (Notes 7 and 8)                   $     497,574      $      336,816       $    727,630
         Interest expense (a)                                                           7,440             83,693
         Interest income (b), (f)                                  94,093               4,696             38,882
         Rent expense (Note 12), (f)                            1,795,000           1,547,000          1,525,000
         Operating expenses (c)                                   427,874             198,723             88,240
         Equipment purchases (d)                                   31,903              52,970             49,075
         Inventory purchases (h)                                2,327,631           2,721,156          1,569,844

         Balances outstanding with related parties are as follows:

                                                                         June 30,
                                                            ---------------------------------
                                                                  1999              1998
                                                            -------------       -------------
         Receivables and accrued interest (b), (f)          $   1,378,749       $     347,505
         Other assets (g)                                         122,029
         Notes payable (Note 7)                                 1,489,011              60,295
         Notes payable - related parties (Note 2), (e)          2,235,766           1,874,311
         Accounts payable (h)                                     262,924             597,608
         Capital lease obligations (Note 8)                       156,178             141,513

         Amounts related to continuing operations:

         (a) During September and October 1995, CSC borrowed $1,765,000 under a demand note from TMI. In January 1996, CSC obtained a new line of credit with GECC that required the indebtedness to TMI be subordinated to the line of credit and not be repaid unless certain financial covenants were achieved. In return for such subordination and for the significant restrictions on repayment, the Company issued to TMI a warrant to purchase 277,953 shares of common stock. The warrant is exercisable at $6.35 per share through January 17, 2002. In December 1996, the principal balance of $1,765,000, along with $53,715 in accrued interest, was offset against a similar amount due from TMI related to an equity investment in the Company (Note 10). Fiscal 1998 expense represents interest paid to GRAMPI for past due rent payments.

         (b) In September 1996, the Company issued 914,286 shares of common stock and warrants to purchase an additional 914,286 shares of common stock to a group affiliated with TMI in exchange for promissory notes aggregating $4 million (Note 10). In addition, Mel Masters, the Company's CEO, borrowed $585,000 from the Company in November 1996. The amount borrowed was repaid in December 1996 together with interest at 10%. On June 26, 1998 GRAMPI borrowed $250,000 from the Company. The note was personally guaranteed by Mr. Masters and was secured by certain shares of the Company's common stock owned by GRAMPI, bore interest at the Prime Rate plus 2.0%. In September 1999, the principal balance of the note, which was originally due February 25, 1999, was combined with additional borrowing during fiscal 1999 by Mr. Masters into a new $500,000 non-interest bearing note that is due September 1, 2000. During fiscal 1999, Mr. Masters and TMI borrowed an additional $375,472. This additional borrowing was combined in September 1999 with $97,505 that was owed to the Company by TMI at June 30, 1998 into a second note from Mr. Masters of $472,977 that is payable September 1, 2000 and bears interest at 9.75%. Both notes are secured by a Deed of Trust encumbering certain real property located in the state of Montana that is owned by GRAMPI. Total principal and accrued interest due from Mr. Masters at June 30, 1999 is $1,048,767. The Company also assumed a note receivable from TEAM Property Management in the acquisition of K&R Technical Services, Inc. The note, which bears interest at 9% and is due September 1, 2000, had an outstanding balance of $329,982 at June 30, 1999.

         (c) Under a Use Indemnification Agreement and certain related Board of Directors' actions, the Company has the right to sponsor business and business-related occasions at facilities owned by Masters Trust I and/or Melvin L. Masters and/or TimeMasters, Inc. In addition, the Company occasionally uses an airplane that is owned by a company controlled by Mr. Masters for business-related travel. The Company indemnifies the owners against loss or damage beyond available insurance, reimburses out-of-pocket and operating expenses, and pays a usage charge based on what management believes are market rates. The Company also uses the services of a travel agency that is controlled by Mr. Masters.

         (d) The Company has installed a campus-wide TMI wireless voice system in its Eden Prairie facility. There are no monthly call operating charges for unlimited use of that system. The system hardware was acquired in 1995 for $211,362 based on competitive proposals for two other comparable systems. The Company acquired additional hardware and upgrades in 1999, 1998 and 1997.

         (e) The balance at June 30, 1999 represents notes issued in acquisition of K&R Technical Services. One note for $733,150 is due June 18, 2000 and three other notes aggregating $1,502,616 are due September 1, 2000. All four notes will become due and payable ten days after receipt of funds from the sale of the DGBU or an equity financing if funds are sufficient to pay the note obligations. Interest accrues on the notes from June 18, 1999 at a rate of 9%. The notes are classified as current liabilities due to management's decision to sell the DGBU. One of the three notes due September 1, 2000 is a $733,150 note payable to Stephen Fisher, an executive and director of the Company. The balance at June 30, 1998 represents a note payable to a former Kilborn shareholder that was paid at the time of acquisition.

         (f) The Company subleases space to TMI. Rent charged to TMI reduces rent expense and was $18,996, $18,820, and $18,608 for the years ended June 30, 1999, 1998 and 1997 respectively. The Company also performed services and paid various amounts on behalf of TMI. The receivable from TMI of $206,711 at June 30, 1999 was combined with additional indebtedness into the $472,977 note described in (b).

         (g) Other assets includes a note receivable from Stephen Fisher that was assumed in the acquisition of TEAM Technologies. The note is due June 18, 2001 and bears interest at the rate of 9.00%.

         Amounts related to discontinued operations:

         (h) Inventory purchases from Sihl, a greater than 5% shareholder, and related payables at year end.



16. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION AND NON-CASH FINANCING ACTIVITIES

                                                                                    Year Ended June 30,
                                                                     ---------------------------------------------
                                                                         1999            1998            1997
                                                                     -------------   -------------   -------------
         The Company paid cash for the following items:
              Interest paid                                          $     810,219   $     691,445   $   1,980,003
              Income tax (received) paid, net                             (118,827)          7,677        (668,054)

         Financing transactions not affecting cash:

             1,499,998 shares of convertible preferred stock issued
             for acquisition of K&R Technical Services, Inc.             7,500,000

             Notes payable issued for acquisition of K&R
             Technical Services, Inc.                                    3,678,258

             Accounts payable converted to convertible
             subordinated debenture                                                                      1,668,314

             Note payable converted to convertible
             subordinated debenture                                                                        859,516

             Convertible subordinated debenture and accrued
             interest converted to common stock                                          1,990,396         362,813

             Note payable to related party offset against note
             receivable from related party                                                               1,765,000

             Accrued interest offset against note receivable
             from related party and interest receivable                                                     53,715

             Common stock issued for services                                                              100,000

             Litigation settlement in exchange for common stock                                            636,000

             Capital lease obligations                                     178,856         160,171

17.      LITIGATION

         During fiscal 1999, the Company recorded other income, which is included in discontinued operations, of $1,500,000 as a result of the settlement of a lawsuit filed by ColorSpan Corporation against Sentinal Business Systems, Inc. The Company received $1,150,000 in cash in May 1999, as was required by the agreement. The $350,000 balance owed to the Company is recorded in accounts receivable and is due by June 1, 2000. Although management believes that the remaining $350,000 will be collected, under the terms of the settlement agreement, if the other unsecured creditors are not paid out at a specified amount, the Company may be required to return a portion of its settlement.

         In October 1995, a shareholder of the Company (Becker) filed an action against the Company and four of its officers and directors alleging violations of the Securities and Exchange Act of 1934. In December 1995, similar claims filed by other shareholders were consolidated into the Becker claim as a class action to include all purchasers of the Company's stock during the period of December 3, 1993 through December 8, 1994. The basic allegation was that the Company and the named defendants knew of material, negative, non-public information and withheld such information from the market so that they could personally benefit by selling shares of common stock at an inflated price. A settlement in this case was reached between the Company and the plaintiffs and was approved in October 1997. The settlement included an amount from the Company's insurance carrier and $636,000 from the Company. The Company's portion of the proposed settlement was to be paid in cash or common stock at the Company's discretion. The Company elected to contribute common stock and issued 141,333 shares on June 30, 1998 in settlement of the obligation. The Company recorded its $636,000 share of the proposed settlement as expense included in discontinued operations and additional paid in capital as of June 30, 1997.

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


18.      QUARTERLY RESULTS OF OPERATIONS
         (Unaudited) (in thousands, except per share data)


                                                              Quarter Ended
                                       --------------------------------------------------------
                                                                                                      Fiscal
                                          Oct. 4          Jan. 3       April 4        June 30          Year
                                       ------------    -----------   -----------    -----------     ----------
         Fiscal 1999:
         Net sales:
            Continuing                          -      $      487     $    2,020      $   1,631      $   4,138
            Discontinued                 $   15,355        17,562         17,194         21,468         71,579
                                        -----------   -----------    -----------    -----------     ----------
         Total net sales                 $   15,355        18,049     $   19,214     $   23,099      $  75,717

         Gross profit:
             Continuing                         -             128            666            287          1,081
             Discontinued                     6,937         6,645          7,610          8,855         30,047
                                       ------------   -----------    -----------    -----------     ----------
         Total gross profit                   6,937         6,773          8,276          9,142         31,128

         Net (loss) earnings:
             Continuing                      (1,088)       (1,606)        (1,998)        (5,686)       (10,378)
             Discontinued                       419        (1,005)           650          2,491          2,555
                                       ------------   -----------    -----------    -----------     ----------
         Total net loss                        (669)       (2,611)        (1,348)        (3,195)        (7,823)

     Basic and diluted
     net (loss) earnings per
      common share:
         Continuing                                   (.07)          (.10)         (.13)          (.36)          (.66)
         Discontinued                                  .03           (.07)          .04            .16            .16
                                              ------------    -----------   -----------    -----------     ----------
     Total loss per common share                      (.04)          (.17)         (.09)          (.20)          (.50)

                                                                    Quarter Ended (a)                       Fiscal
                                              --------------------------------------------------------
                                                Sept. 28        Dec. 28       Mar. 29        June 30          Year
                                              ------------    -----------   -----------    -----------     ----------
     Fiscal 1998:
     Net sales:
         Continuing                                      -              -             -              -              -
         Discontinued                         $     15,306    $    21,647        21,273         22,506         82,610
                                              ------------    -----------   -----------    -----------     ----------
     Total net sales                          $     15,306         21,647    $   21,273     $   22,506      $  82,610

     Gross profit:
         Continuing                                      -             -              -              -              -
         Discontinued                                5,584         8,571          8,956          9,570         33,311
                                              ------------   -----------    -----------    -----------     ----------
     Total gross profit                              5,584         8,571          8,956          9,570         33,311

     Net (loss) earnings:
         Continuing                                   (454)         (520)          (682)          (102)        (1,758)
         Discontinued                               (1,192)        1,418          1,603          1,656          3,599
                                              ------------   -----------    -----------    -----------     ----------
     Total net (loss) earnings                      (1,646)          898            921          1,554          1,841

     Basic and diluted
     net (loss) earnings per common share:
         Continuing                                   (.03)         (.03)          (.05)          (.01)          (.11)
         Discontinued                                 (.08)          .09            .11            .11            .23
                                              ------------   -----------    -----------    -----------     ----------
     Total (loss) earnings per common share           (.11)          .06            .06            .10            .12

         (a) Fiscal 1998 quarterly results have not been restated to reflect the acquisition of Kilborn Photo Products, which are included in discontinued operations, as those amounts are not available.

VIRTUALFUND.COM, INC. AND SUBSIDIARIES                                Schedule I

CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT (PARENT ONLY)

CONDENSED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                      June 30,        June 30,
ASSETS                                                 1999             1998
                                                   -------------   -------------
CURRENT ASSETS:
  Cash and cash equivalents                        $      38,253   $     337,702
  Accounts receivable                                     46,205             822
  Receivable - related parties                           689,582         265,569
  Receivable from subsidiary                           5,413,551       3,620,920
  Other current assets                                    92,965         152,450
                                                   -------------   -------------
       TOTAL CURRENT ASSETS                            6,280,556       4,377,463

PROPERTY AND EQUIPMENT, NET                              475,528         648,396

INVESTMENT IN SUBSIDIARIES                             8,319,233      10,431,160
                                                   -------------   -------------

                                                   $  15,075,317   $  15,457,019
                                                   =============   =============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current maturities of long-term debt             $     159,862   $      85,154
  Convertible subordinated debenture                                     375,866
  Accounts payable                                       465,053         583,920
  Accrued payroll                                        620,437         215,949
  Accrued expenses                                       385,934         268,939
                                                   -------------   -------------
       TOTAL CURRENT LIABILITIES                       1,631,286       1,529,828

LONG-TERM DEBT, less current maturities                                   66,746

STOCKHOLDERS' EQUITY:
  Preferred stock                                      7,500,000
  Common stock                                           158,039         157,789
  Additional paid-in capital                          33,040,170      33,015,420
  Accumulated deficit                                (27,254,178)    (19,312,764)
                                                   -------------   -------------
       TOTAL STOCKHOLDERS' EQUITY                     13,444,031      13,860,445
                                                   -------------   -------------
                                                   $  15,075,317   $  15,457,019
                                                   =============   =============

   See notes to condensed financial information of registrant on page F-24.

VIRTUALFUND.COM, INC. AND SUBSIDIARIES                                Schedule I
                                                                     (Continued)
CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT (PARENT ONLY)

STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
------------------------------------------------

                                                                                        Years ended June 30,
                                                                          -----------------------------------------------
                                                                               1999              1998           1997
                                                                          -------------     -------------   -------------
REVENUES (management fees from subsidiaries)(a)                           $   5,178,000     $   4,730,000   $   4,200,000

OPERATING EXPENSES(b)                                                         5,136,086         5,090,665       5,418,186
                                                                          -------------     -------------   -------------

EARNINGS (LOSS) BEFORE INCOME TAXES AND
 EQUITY IN (LOSS) EARNINGS OF SUBSIDIARIES                                       41,914          (360,665)     (1,218,186)

EQUITY IN (LOSS) EARNINGS OF SUBSIDIARIES(c)                                 (9,638,027)        2,201,497      (9,129,115)

INCOME TAX BENEFIT (PROVISION)                                                1,773,000                        (6,137,000)
                                                                          -------------     -------------   -------------

NET (LOSS) EARNINGS                                                          (7,823,113)        1,840,832     (16,484,301)

OTHER                                                                          (118,301)

DISTRIBUTIONS TO KILBORN S CORPORATION SHAREHOLDERS                                                               (62,815)

ACCUMULATED DEFICIT AT BEGINNING OF YEAR                                    (19,312,764)      (21,153,596)     (4,606,480)
                                                                          -------------     -------------   -------------

ACCUMULATED DEFICIT AT END OF YEAR                                        $ (27,254,178)    $ (19,312,764)  $ (21,153,596)
                                                                          =============     =============   =============

   See notes to condensed financial information of registrant on page F-24.

(a)  $5,028,000, $4,730,000 and $4,200,000 for fiscal 1999, 1998 and 1997, respectively, relate to discontinued operations

(b)  $2,560,866, $2,772,785 and $3,059,182 for fiscal 1999, 1998 and 1997, respectively, relate to discontinued operations

(c)  $2,554,554, $3,598,421 and $(12,836,797) for fiscal 1999, 1998 and 1997, respectively relate to discontinued operations

VIRTUALFUND.COM, INC. AND SUBSIDIARIES                               Schedule I
                                                                     (Continued)
CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT (PARENT ONLY)

CONDENSED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                                    Years Ended June 30,
                                                                       ---------------------------------------------
                                                                            1999            1998            1997
                                                                       -------------   -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) earnings                                                  $  (7,823,113)  $   1,840,832   $ (16,484,301)
  Adjustments to reconcile net (loss) earnings to net
       cash provided by (used in) operating activities:
   Equity in (earnings) loss of subsidiaries                               9,638,027      (2,201,497)      9,129,115
   Depreciation and amortization                                             316,966         320,439         345,493
   Litigation settlement                                                                                     636,000
   Stock option tax benefit                                                                                  199,000
   Loss (gain) on sale of property and equipment                                 109          26,794         (14,250)
   Net change in operating current assets
      and liabilities                                                     (1,394,136)        360,798      (3,714,392)
                                                                       -------------   -------------   -------------
NET CASH PROVIDED BY (USED IN)
    OPERATING ACTIVITIES                                                     737,853         347,366      (9,903,335)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Notes receivable - related party                                          (424,013)       (250,000)
  Additions to property and equipment                                       (155,067)       (197,893)       (224,023)
  Proceeds from sale of property and equipment                                                   300          55,450
                                                                       -------------    ------------    ------------
NET CASH USED IN INVESTING ACTIVITIES                                       (579,080)       (447,593)       (168,573)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock                                                    25,000         135,424      10,378,660
  Payment of debenture                                                      (375,866)
  Payments on long-term debt                                                (107,356)        (27,488)        (10,691)
                                                                       -------------  --------------   -------------
NET CASH (USED IN) PROVIDED BY
    FINANCING ACTIVITIES                                                    (458,222)        107,936      10,367,969

INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                                           (299,449)          7,709         296,061

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                               337,702         329,993          33,932
                                                                      --------------   -------------   -------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                              $       38,253   $     337,702   $     329,993
                                                                      --------------   -------------   -------------


NOTES: See consolidated financial statements for details of and changes in stockholders' equity. See Note 2 to consolidated financial statements for information regarding the acquisition of Kilborn Photo Products, Inc. See Note 9 to consolidated financial statements for information regarding the convertible subordinated debenture.

          Capital lease obligations of $115,318 and $160,171 were incurred during the years ended June 30, 1999 and 1998 respectively.

          No cash dividends have been paid to VirtualFund.com, Inc. by the subsidiaries.

VIRTUALFUND.COM, INC. AND SUBSIDIARIES                               Schedule II

VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED JUNE 30, 1999, 1998, AND 1997
--------------------------------------------------------------------------------

                                                       Balance          Charged                             Balance
                                                      beginning         to costs          Accounts            at
                                                         of               and             written           end of
Description                                            period           expenses            off             period
-----------                                        --------------    -------------     -------------    --------------
1999:
Allowance for doubtful accounts
   and sales returns                               $    1,662,000    $     318,000       $     746,000    $    1,234,000

1998:
Allowance for doubtful accounts
   and sales returns                               $    1,987,000    $     683,000       $   1,008,000    $    1,662,000

1997:
Allowance for doubtful accounts
   and sales returns                               $    2,475,000    $     764,000       $   1,252,000    $    1,987,000

                                 EXHIBIT INDEX

                             VirtualFund.com, Inc.
                          Annual Report on Form 10-K
                    for the fiscal year ended June 30, 1999

  Exhibit
    No.                              Description                                 Method of Filing
    --        ----------------------------------------------------------  -------------------------------
2.1           Agreement and Plan of Merger, dated as of December 18,
              1998, by and among VirtualFund.com, Inc., Virtual
              Acquisition Corp. I, K&R Technical Services, Inc. and the
              shareholders of K&R Technical Services, Inc. .............    Incorporated by reference to
                                                                            Exhibit 2.1 to the Company's
                                                                            Form 8-K filed December 31, 1998.

3.1           Articles of Incorporation of the Company as amended
              March 24, 1994............................................    Incorporated by reference to
                                                                            Exhibit 3.1 of the Company's
                                                                            Form 10-K filed on September 28,
                                                                            1995.

3.2           Restated Bylaws of the Company as amended March 24, 1994..    Incorporated by reference to
                                                                            Exhibit 3.2 of the Company's
                                                                            Form 10-K filed on September 28,
                                                                            1995.

4.1           Certificate of Designation of the Powers, Preferences and
              Rights, and Qualifications, Limitations and Restrictions,
              of Series A Convertible Preferred Stock of
              VirtualFund.com, Inc. ....................................    Incorporated by reference to
                                                                            Exhibit 4.1 to the Company's
                                                                            Form 10-Q filed February 17, 1999.

4.2          Sample Certificate of the Company's common stock...........    Incorporated by reference to the
                                                                            Company's Registration Statement of
                                                                            Form S-1 (Registration No. 33-36202).

10.1          Eighth Amendment and Consent to Credit Agreement, dated
              December, 1998 between ColorSpan Corporation and General
              Electric Capital Corporation .............................    Filed herewith electronically.




10.2          Ninth Amendment and Consent to Credit Agreement, dated
              January 25, 1999 between ColorSpan Corporation and
              General Electric Capital Corporation......................    Filed herewith electronically.



10.3          Tenth Amendment and Consent to Credit Agreement, dated
              March 31, 1999 between ColorSpan Corporation and General
              Electric Capital Corporation. ............................    Filed herewith electronically.



10.4          Eleventh Amendment and Consent to Credit Agreement, dated
              June 30, 1999, between ColorSpan Corporation and General
              Electric Capital Corporation. ............................    Filed herewith electronically.



10.5          Twelfth Amendment and Consent to Credit Agreement,

              dated August 31, 1999, between ColorSpan Corporation and
              General Electric Capital Corporation. ...................     Filed herewith electronically.

10.6          Thirteenth Amendment and Consent to Credit Agreement,
              dated October 15, 1999, between ColorSpan Corporation and
              General Electric Capital Corporation. ...................     Filed herewith electronically.

23.1          Consent of Deloitte & Touche LLP.........................     Filed herewith electronically.

27.1          Financial Data Schedule..................................     Filed herewith electronically.

99.1          Cautionary Factors Under Private Securities Litigation
              Reform Act of 1995.......................................     Filed herewith electronically.