Form 10-Q
period 1999-10-03
VIRTUALFUND COM INC
filed 1999-11-15
CIK 857470

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended October 3, 1999

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes _____ No _____

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class                                          Outstanding at 10/29/99
-----                                          -----------------------

Common Stock, $.01 par value                          15,810,116

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     VIRTUALFUND.COM, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                     ASSETS
                                     ------
                                                                        October 3,         June 30,
                                                                          1999               1999
                                                                       ------------      ------------
CURRENT ASSETS:
      Cash and cash equivalents                                        $     97,823      $    250,792
      Accounts receivable, less allowance for
        doubtful accounts and sales returns of
        $1,096,000 and $1,234,000, respectively                          10,852,983        12,858,200
      Receivable - related parties                                        1,627,446         1,378,749
      Inventory                                                           7,618,447         8,630,576
      Other current assets                                                2,231,582         2,094,433
                                                                       ------------      ------------
          TOTAL CURRENT ASSETS                                           22,428,281        25,212,750

PROPERTY AND EQUIPMENT, NET                                               3,492,038         3,632,243

GOODWILL, less accumulated amortization
    of $1,911,780 and $1,338,246, respectively                            9,558,889        10,132,423

OTHER ASSETS                                                                408,494           223,676
                                                                       ------------      ------------
                                                                       $ 35,887,702      $ 39,201,092
                                                                       ============      ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

CURRENT LIABILITIES:
      Notes payable                                                    $  3,165,068      $  3,868,002
      Notes payable - related parties                                     2,250,037         2,235,766
      Current maturities of long-term debt                                  682,517           720,830
      Accounts payable                                                   11,190,326        12,737,616
      Accrued payroll and payroll taxes                                   2,326,910         2,380,492
      Other current liabilities                                           1,950,307         1,757,822
      Deferred revenue                                                    1,829,401         1,442,288
                                                                       ------------      ------------
          TOTAL CURRENT LIABILITIES                                      23,394,566        25,142,816

LONG-TERM DEBT, less current maturities                                     463,138           614,245

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
      Series A convertible preferred stock, $.01 par value;
        authorized 5,000,000 shares; 1,499,998 shares issued and
        outstanding; redeemable; $7,500,000 liquidation preference        7,500,000         7,500,000
      Common stock, $.01 par value; authorized
         50,000,000 shares; 15,810,116 and 15,803,866
         shares issued and outstanding, respectively                        158,101           158,039
      Additional paid in capital                                         33,047,921        33,040,170
      Accumulated deficit                                               (28,676,024)      (27,254,178)
                                                                       ------------      ------------
          TOTAL STOCKHOLDERS' EQUITY                                     12,029,998        13,444,031
                                                                       ------------      ------------
                                                                       $ 35,887,702      $ 39,201,092
                                                                       ============      ============


                 See notes to consolidated financial statements

                     VIRTUALFUND.COM, INC., AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                      Three Months Ended
                                                  ----------------------------
                                                  October 3,      October 4,
                                                      1999           1998
                                                  -----------     -----------
CONTINUING OPERATIONS
    NET SALES                                     $ 1,900,943

    COST OF GOODS SOLD                              1,548,194
                                                  -----------     -----------
         GROSS PROFIT                                 352,749


    OPERATING EXPENSES:
         Sales & Marketing                            567,584     $   111,426
         Research & Development                       453,925         233,585
         General & Administrative                   1,371,047         748,016
         Goodwill Amortization                        573,534
                                                  -----------     -----------
                                                    2,966,090       1,093,027
                                                  -----------     -----------
    OPERATING LOSS                                 (2,613,341)     (1,093,027)

    OTHER INCOME (EXPENSE):
         Interest Expense                            (100,256)         (8,754)
         Interest Income                               26,290          13,681
         Other Income                                   7,223
                                                  -----------     -----------
                                                      (66,743)          4,927
                                                  -----------     -----------

    LOSS FROM CONTINUING OPERATIONS
         BEFORE INCOME TAXES                       (2,680,084)     (1,088,100)
    INCOME TAX BENEFIT                                466,000         155,000
                                                  -----------     -----------
    LOSS FROM CONTINUING OPERATIONS               (2,214,084)        (933,100)
EARNINGS FROM DISCONTINUED OPERATIONS, net of
   income tax provision of $466,000 and
   $155,000, respectively                             792,238         264,428
                                                  -----------     -----------

NET LOSS                                          $(1,421,846)    $  (668,672)
                                                  ===========     ===========

BASIC AND DILUTIVE NET (LOSS)
   EARNINGS PER COMMON SHARE
        LOSS FROM CONTINUING OPERATIONS           $      (.14)    $      (.06)
        EARNINGS FROM DISCONTINUED OPERATIONS     $       .05     $       .02
                                                  -----------     -----------
        NET LOSS PER COMMON SHARE                 $      (.09)    $      (.04)
                                                  ===========     ===========


Weighted average common shares outstanding         15,804,524      15,778,866


                 See notes to consolidated financial statements.

                     VIRTUALFUND.COM, INC., AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)


                                                                 Three Months Ended
                                                              --------------------------
                                                               October 3,     October 4,
                                                                 1999           1998
                                                              -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Loss                                                 $(1,421,846)   $  (668,672)
     Adjustments to reconcile net loss to net
          cash provided by (used in) operating activities:
              Depreciation and amortization                       501,011        473,737
              Amortization of goodwill                            573,534
              Loss (gain) on sale of property and equipment           419         (2,379)
          Change in current assets and current liabilities:
              Accounts receivable                               1,986,093      3,597,478
              Inventory                                         1,012,129     (2,586,828)
              Other current assets                               (137,149)      (483,227)
              Accounts payable                                 (1,547,290)      (343,300)
              Accrued payroll and payroll taxes                   (53,582)      (774,108)
              Other current liabilities                           206,756       (755,563)
              Deferred revenue                                    387,113         32,509
                                                              -----------    -----------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES             1,507,188     (1,510,353)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Loans to related parties                                    (229,573)      (175,000)
     Collection of notes receivable - related party                              175,000
     Additions to property and equipment                         (303,172)      (315,684)
     Proceeds from sale of property and equipment                     509         10,315
     Additions to other assets                                   (218,340)        (5,285)
     Other                                                                      (425,580)
                                                              -----------    -----------
NET CASH USED IN INVESTING ACTIVITIES                            (750,576)      (736,234)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payment of related party note payable                                    (1,798,588)
     Net payments under revolving credit lines                   (727,974)      (547,065)
     Payments on long-term debt                                  (189,420)      (335,925)
     Issuance of common stock                                       7,813
                                                              -----------    -----------
NET CASH USED IN FINANCING ACTIVITIES                            (909,581)    (2,681,578)
                                                              -----------    -----------

DECREASE IN CASH AND CASH EQUIVALENTS                            (152,969)    (4,928,165)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                  250,792      5,436,761
                                                              -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $    97,823    $   508,596
                                                              ===========    ===========

                 See notes to consolidated financial statements.

                     VIRTUALFUND.COM, INC., AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of presentation -

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Annual Report on Form 10-K of VirtualFund.com, Inc. and subsidiaries (the "Company") for the year ended June 30, 1999. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended October 3, 1999, are not necessarily indicative of the results that may be expected for the year ending June 30, 2000.

2.   Business Combinations

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

     The operating results of the acquired business have been included in the consolidated statement of income from the effective date of acquisition, which was December 1, 1998. The following pro forma results of operations for the three months ended October 3, 1999 and October 4, 1998 assume the acquisition occurred as of July 1, 1997:


                                            Oct. 3, 1999    Oct. 4, 1998
                                            ------------    ------------

     Net sales                              $ 1,900,943      $ 1,940,481
     Net loss                                (2,214,084)      (1,554,960)
     Loss per common share                         (.14)            (.10)

3.   Discontinued Operations

     Management has indicated its intent to sell the Digital Graphics Business Unit (DGBU) and as a result, all DGBU operations are disclosed herein as discontinued operations.

     Net sales from discontinued operations were $17,755,060 and $15,355,294 in the three months ended October 3, 1999 and October 4, 1998, respectively. The results from discontinued operations do not include any general corporate overhead expense. Debt and the corresponding interest expense relating to the Digital Graphics Business Unit reside within the operating companies of the discontinued operations. The components of net assets of discontinued operations included in the Consolidated Balance Sheets at October 3, 1999 and June 30, 1999 are as follows:

                                          Oct. 3, 1999     June 30, 1999
                                          ------------     -------------

     Accounts and notes receivable         $9,580,326       $12,374,195
     Inventory                              7,618,447         8,630,576
     Other current assets                   2,006,997         1,976,591
     Property and equipment, net            2,013,750         2,109,494
     Other assets                             163,637           107,659
     Notes payable                          2,687,068         3,237,835

4.   Earnings Per Share Calculation -

     The following table summarizes the securities that could potentially dilute basic earnings per share in the future that were not included in the computation of loss per share because to do so would have been antidilutive for the periods presented:

                                                 Quarter Ended
                                          ----------------------------
                                          October 3,        October 4,
                                             1999              1998
                                          ----------        ----------

      Stock options                       5,197,389         3,775,539
      Warrants                            3,034,953         3,034,953
                                          ---------         ---------
                                          8,232,342         6,810,492
                                          =========         =========

5.   Inventory -

     DGBU inventory consists of the following:

                                           October 3,            June 30,
                                              1999                 1999
                                           ----------           ----------

     Raw materials                         $4,024,566           $4,372,616
     Work in process                          353,752              204,451
     Finished goods:
         Consumables                        2,231,518            2,509,904
         Hardware                           1,008,611            1,543,605
                                           ----------           ----------
                                           $7,618,447           $8,630,576
                                           ==========           ==========

6. Supplemental disclosure of cash flow information and non-cash financing activities -

                                                           Quarter Ended
                                                     ------------------------
                                                     October 3,    October 4,
                                                        1999          1998
                                                     ----------    ----------
     The Company paid and received cash
     for the following items:

          Interest paid                                $257,901      $105,109

          Financing transactions not affecting cash:
            Capital lease obligations                    25,040

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

This Management's Discussion and Analysis contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). These forward looking statements are subject to a number of risks, including the Company's continuing need for additional cash, sensitivity of the Company to technology changes and intense competition, the Company's dependence on sales of newer products with untested market acceptance, dependence on numerous product components that are available from single sources, fluctuations in quarterly operating performance, the strength of the Company's intellectual property protection, the risks associated with the acquisition and integration of new businesses, the outcome of litigation, and the size of the Company's international operations. These and other factors, which are set forth in
Exhibit 99 to this Form 10-Q have caused wide fluctuations in the market price of the Company's common stock and can be expected to cause similar fluctuations in the future. Refer to Exhibit 99 of this Form 10-Q for certain important cautionary factors, risks and uncertainties related to forward-looking statements.

Liquidity and Discontinued Operations

Management has indicated its intent to sell the Digital Graphics Business Unit
(DGBU) and as a result, all DGBU operations are disclosed herein as discontinued operations.

The Internet Services Business Unit (ISBU) provides information system design, implementation and support services, develops and sells Internet-based electronic commerce software, and provides Internet hosting services. This business unit will be the primary operating company going forward.

Net cash provided by operating activities during the quarter ended October 3, 1999 was $1.5 million compared to net cash used in operating activities of $1.5 million in the same period one year ago. Cash flow in the quarter ended October 3, 1999 was positively affected by a decrease in accounts receivable of $2.0 million, and a decrease in inventory of $1.0 million. Cash flow was negatively affected by a $1.5 million decrease in accounts payable.

Net cash used in investing activities was $751,000 during the quarter ended October 3, 1999 compared to $736,000 in the same period one year ago. Investment in capital equipment was $303,000 in the quarter ended October 3, 1999 compared to $316,000 in the same period one year ago. Investment in intellectual property was $218,000 and loans to related parties were $230,000 during the quarter ended October 3, 1999.

Net cash used in financing activities was $910,000 in the quarter ended October 3, 1999 compared to $2.7 million in the same period one year ago. Net repayments under revolving credit lines were $728,000 in the quarter ended October 3, 1999 compared to $547,000 in the same period one year ago. As a result of the Kilborn acquisition, we assumed a liability for a note payable to one of the Kilborn shareholders. The note in the amount of $1.8 million was paid in full during the quarter ended October 4, 1998.

During the quarter ended October 3, 1999 we incurred a net loss of $1.4 million. During fiscal 1999, we incurred a net loss of $7.8 million, including a special tax adjustment of $4.8 million. As of October 3, 1999, we had an accumulated deficit in stockholders' equity of $28.7 million. In addition, CSC's revolving credit facility with our senior lender, General Electric Capital Corporation
(GECC), expired in January 1999 and has been extended to December 1999. We are negotiating to extend the termination of this agreement to more closely align with the anticipated sale of the DGBU. The assets of the DGBU are pledged as security for this loan. As of October 3, 1999, $1,029,000 was outstanding on this credit facility. The ISBU's revolving credit facility has also expired and we were able to negotiate an extension through November 22, 1999. Currently, approximately $360,000 is outstanding on this loan.

As a result of declining revenues during the previous three years, we have taken steps to pursue opportunities outside our traditional business. In this regard, we have developed a new operating segment in the electronic commerce market. The development of this market has required substantial cash. Further development is planned and may result in further significant losses during the start up period. The Company has been developing this new segment based in the business-to-business electronic commerce market in its Internet Services Business Unit for the past two years. The first product roll out occurred when B2BXchange was released in October 1999. Management believes the Company has significant opportunities in this new market and has been investing in development activities which have been financed to date by the cash flow and the working capital provided by the Digital Graphics Business Unit. In order to provide the capital to continue to grow this opportunity, management announced its intention to sell the Digital Graphics Business Unit, which is comprised of ColorSpan Corporation, its subsidiaries and Kilborn Photo Products, Inc., on October 21, 1999. Management believes the sale proceeds will fund the Internet Services Business Unit through the fiscal 2000 year and into the following year. It is also seeking to replace the B2BX Corporation revolving credit facility to provide further liquidity sources for the business.

Our longer-term financing needs will depend on the results of our B2BXchange product, which was rolled out in October 1999, and the availability of new product opportunities. If sales from this product and our other products are not sufficient to fund operations and our growth plans, we will be required to seek additional financing and/or alter our plans related to product development and business acquisitions.

Results of Operations

ISBU net sales, which represent continuing operations, were $1.9 million for the quarter ended October 3, 1999. ISBU net sales are the result of the December 1998 acquisition of K&R Technical Services, Inc. therefore there are no comparable net sales for the same period one year ago. ISBU net sales for the quarter ended June 30, 1999 were $1.6 million. Net loss from continuing operations for the quarter ended October 3, 1999 was $2.2 million or $.14 per share compared to a net loss of $933,000 or $.06 per share for the same period one year ago.

The following table sets forth certain items from the Company's Consolidated Statements of Operations expressed as a percentage of net sales:

                                                         Quarter Ended
                                                          Oct. 3, 1999
                                                         -------------
Net sales                                                     100.0%
Cost of goods sold                                             81.4
                                                             ------
     Gross profit                                              18.6
Operating expenses:
     Sales and marketing                                       29.9
     Research and development                                  23.9
     General and administrative                                72.1
     Goodwill amortization                                     30.2
                                                             ------
     Total operating expenses                                 156.1
                                                             ------
Operating loss                                               (137.5)
Other income (expense):
     Interest expense                                          (5.3)
     Other                                                      1.8
                                                             ------
Loss from continuing operations before income taxes          (141.0)
Income tax benefit                                             24.5
                                                             ------
Loss from continuing operations                              (116.5)
Earnings from discontinued operations                          41.7
                                                             ------
Net loss                                                      (74.8)%
                                                             ======

Net Sales. The following table sets fourth net sales by product line expressed in thousands and as a percent of net sales:

                                       Quarter Ended      Quarter Ended
                                      October 3, 1999     June 30, 1999
                                      ---------------     -------------
Net Sales
Internet Services Business Unit:
    VAR Product Sales...........      $  323   17.0%     $  235   14.4%
    Hosting/Access Revenue......         211   11.1         250   15.3
    Remote Support..............         231   12.1         123    7.5
    Staff Augmentation..........         504   26.5         616   37.8
    Internet Services...........         482   25.4         371   22.8
    Consulting and Other........         150    7.9          36    2.2
                                      ------  -----      ------   ----

Total net sales.................      $1,901  100.0%     $1,631   100.0%
                                      ======  =====      ======   =====

We anticipate sales to increase in future quarters as we are able to convert free subscribers of B2BXchange into paying customers who use storage, bandwidth and applications associated with adopting B2BXchange.

Gross Profit. Gross profit expressed as a percent of net sales, was 18.6% in the quarter ended October 3, 1999, compared to 17.6% in the quarter ended June 30, 1999.

We anticipate gross margins in the ISBU should increase dramatically as our software and Web-based products gain market share. Gross margins on software and Web-based products are much higher than those achieved from professional services where employee related costs are significant in generating revenue. Revenue in the ISBU during the quarter ended October 3, 1999 was primarily from professional services.

Operating Expenses. Sales and Marketing expenses for the quarter ended October 3, 1999 were $568,000, compared to $111,000 in the same period one year ago and $466,000 in the quarter ended June 30, 1999. The increase over the comparable period in the prior year includes $368,000 as a result of the acquisition of K&R Technical Services, Inc. in December 1998. The increase in expense over the June quarter is related to additional sales and marketing staff in preparation of the launch and continued roll out of the B2BXchange.

Research and Development expenses were $454,000 in the quarter ended October 3, 1999, compared to $234,000 in the same period one year ago, and $266,000 in the quarter ended June 30, 1999. The increases in research and development expenses are directly related to the B2BXchange product development.

General and Administrative expenses were $1.4 million for the quarter ended October 3, 1999, compared to $1.2 million in the quarter ended June 30, 1999. General and administrative expenses include corporate overhead costs, which are not allocated to discontinued operations. We expect some of these costs will be eliminated when the DGBU is sold.

Goodwill Amortization relating to the acquisition of K&R Technical Services, Inc. was $574,000 for the quarter ended October 3, 1999. The purchase price and the liabilities assumed in excess of tangible assets acquired has been recorded as goodwill in the amount of $11,471,000 and is being amortized on a straight-line basis over five years.

Other. Interest expense was $100,000 for the quarter ended October 3, 1999.

Discontinued Operations

Net sales of the DGBU, which is being treated as discontinued operations, were $17.8 million in the quarter ended October 3, 1999, compared to $15.4 million for the same period one year ago. Hardware sales were $5.7 million in the quarter ended October 3, 1999 compared to $4.1 million in the same period one year ago. The improvement in hardware sales over the prior year, in our traditionally slow first quarter, is primarily the result of the continuing success of the DGBU's DisplayMaker Series XII high quality color printers. Consumable sales, consisting primarily of ink, media, film, maintenance contracts and spare parts, were $12.1 million in the quarter ended October 3, 1999 compared to $11.3 million in the same period one year ago. The increase in consumable sales over the comparable period in the prior year is primarily due to an increased installed base of 8-Color printers such as DesignWinder and the HiRes DisplayMaker series and the new 12-Color DisplayMaker Series XII printer.

Net income from discontinued operations was $792,000 for the quarter ended October 3, 1999 compared to $264,000 for the same period one year ago.

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

                           PART II. OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

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

Nothing to report

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

Nothing to report.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Nothing to report

ITEM 5: OTHER INFORMATION

Nothing to report.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a)  Listing of Exhibits

     99. Cautionary Factors Under Private Securities Litigation Reform Act of 1995.

(b)  Reports on Form 8-K

     On August 31, 1999 and September 10, 1999, the Company filed Form 8-K and Form 8-KA indicating the addition of Tim Duoos as a director and his subsequent appointment to the Audit Committee.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


VIRTUALFUND.COM, INC.



/s/ Melvin L. Masters
------------------------------------
Melvin L. Masters
Chief Executive Officer


/s/ James H. Horstmann
------------------------------------
James H. Horstmann
Chief Financial Officer and
Principal Accounting Officer


Dated:  November 15, 1999