Form 10-Q
period 2000-01-02
VIRTUALFUND COM INC
filed 2000-02-15
CIK 857470

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the Quarter Ended January 2, 2000
                      ----------------------------------------------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
--------------------------------------------------------------------------------

Commission File No.: 0-18114
--------------------------------------------------------------------------------

VIRTUALFUND.COM, INC.
--------------------------------------------------------------------------------
(Exact name of registrant as specified in charter)


Minnesota                                              41-1612861
--------------------------------------------------------------------------------
(State or other jurisdiction of                        (IRS Employer
incorporation or organization)                         Identification No.)

7090 Shady Oak Road, Eden Prairie, Minnesota           55344
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
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.                                         Yes      No
                                                                 -----   -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class                                        Outstanding at 1/31/2000
-----                                        ------------------------

Common Stock, $.01 par value                        16,029,116

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     VIRTUALFUND.COM, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                     ---------------------------------------

                                     ASSETS
                                     ------
                                                                      January 2,       June 30,
                                                                         2000            1999
                                                                     ------------    ------------
CURRENT ASSETS:
      Cash and cash equivalents                                      $    374,154    $    250,792
      Accounts receivable, less allowance for
        doubtful accounts and sales returns of
        $910,000 and $1,234,000, respectively                           9,207,044      12,858,200
      Receivable - related parties                                      1,661,705       1,378,749
      Inventory                                                         7,286,245       8,630,576
      Other current assets                                              2,161,288       2,094,433
      Deferred income taxes                                            13,288,000
                                                                     ------------    ------------

          TOTAL CURRENT ASSETS                                         33,978,436      25,212,750

PROPERTY AND EQUIPMENT, NET                                             3,446,189       3,632,243

GOODWILL, less accumulated amortization
    of $2,485,314 and $1,338,246, respectively                          8,985,355      10,132,423

DEFERRED INCOME TAXES                                                     712,000

OTHER ASSETS                                                              502,709         223,676
                                                                     ------------    ------------
                                                                     $ 47,624,689    $ 39,201,092
                                                                     ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
      Notes payable                                                  $  3,337,718    $  3,868,002
      Notes payable - related parties                                   2,250,037       2,235,766
      Current maturities of long-term debt                                684,008         720,830
      Accounts payable                                                 11,289,127      12,737,616
      Accrued payroll and payroll taxes                                 2,421,056       2,380,492
      Other current liabilities                                         1,838,441       1,757,822
      Deferred revenue                                                  1,389,873       1,442,288
                                                                     ------------    ------------
          TOTAL CURRENT LIABILITIES                                    23,210,260      25,142,816

LONG-TERM DEBT, less current maturities                                   384,062         614,245

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
      Series A convertible preferred stock, $.01 par value;
        authorized 5,000,000 shares; 1,499,998 shares issued and
        outstanding; redeemable; $7,500,000 liquidation preference      7,500,000       7,500,000
      Common stock, $.01 par value; authorized
         50,000,000 shares; 15,870,866 and 15,803,866
         shares issued and outstanding, respectively                      158,708         158,039
      Additional paid in capital                                       33,172,751      33,040,170
      Accumulated deficit                                             (16,801,092)    (27,254,178)
                                                                     ------------    ------------
          TOTAL STOCKHOLDERS' EQUITY                                   24,030,367      13,444,031
                                                                     ------------    ------------
                                                                     $ 47,624,689    $ 39,201,092
                                                                     ============    ============


                 See notes to consolidated financial statements.

                     VIRTUALFUND.COM, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                -------------------------------------------------

                                                                    Three Months Ended                Six Months Ended
                                                                ----------------------------    ----------------------------
                                                                 January 2,      January 3,       January 2,     January 3,
                                                                    2000            1999            2000            1999
                                                                ------------    ------------    ------------    ------------
CONTINUING OPERATIONS
  NET SALES                                                     $  1,598,062    $    486,906    $  3,499,005    $    486,906
  COST OF SALES                                                    1,355,346         359,000       2,903,540         359,000
                                                                ------------    ------------    ------------    ------------
       GROSS PROFIT                                                  242,716         127,906         595,465         127,906

  OPERATING EXPENSES:
       Sales & Marketing                                             711,260         213,028       1,278,844         324,454
       Research & Development                                        603,931         249,585       1,057,856         483,170
       General & Administrative                                    1,911,193       1,055,142       3,282,240       1,803,158
       Goodwill Amortization                                         573,534         191,178       1,147,068         191,178
                                                                ------------    ------------    ------------    ------------
                                                                   3,799,918       1,708,933       6,766,008       2,801,960
                                                                ------------    ------------    ------------    ------------
  OPERATING LOSS                                                  (3,557,202)     (1,581,027)     (6,170,543)     (2,674,054)

  OTHER INCOME (EXPENSE):
       Interest Expense                                              (88,211)        (52,614)       (188,467)        (61,368)
       Interest Income                                                23,910          18,314          50,200          31,995
       Other Income (Expense)                                         (4,535)           (657)          2,688            (657)
                                                                ------------    ------------    ------------    ------------
                                                                     (68,836)        (34,957)       (135,579)        (30,030)
                                                                ------------    ------------    ------------    ------------
  LOSS FROM CONTINUING OPERATIONS
      BEFORE INCOME TAXES                                         (3,626,038)     (1,615,984)     (6,306,122)     (2,704,084)
  INCOME TAX BENEFIT (PROVISION)                                  14,555,000        (368,000)     15,021,000        (213,000)
                                                                ------------    ------------    ------------    ------------
  EARNINGS (LOSS) FROM CONTINUING OPERATIONS                      10,928,962      (1,983,984)      8,714,878      (2,917,084)
                                                                ------------    ------------    ------------    ------------
EARNINGS (LOSS) FROM DISCONTINUED OPERATIONS,
   Net of income tax provision of $555,000 and $1,021,000 for the three months and six months ended January 2, 2000 and
   income tax benefit of $368,000 and $213,000 for the three
   months and six months ended January 3, 1999, respectively         945,970        (627,245)      1,738,208        (362,817)
                                                                ------------    ------------    ------------    ------------
NET EARNINGS (LOSS)                                             $ 11,874,932    $ (2,611,229)   $ 10,453,086    $ (3,279,901)
                                                                ============    ============    ============    ============

BASIC EARNINGS (LOSS) PER COMMON SHARE
   EARNINGS (LOSS) FROM CONTINUING OPERATIONS                   $        .69    $       (.13)   $        .55    $       (.19)
   EARNINGS (LOSS) FROM DISCONTINUED OPERATIONS                 $        .06    $       (.04)   $        .11    $       (.02)
                                                                ------------    ------------    ------------    ------------
   NET EARNINGS (LOSS) PER COMMON SHARE                         $        .75    $       (.17)   $        .66    $       (.21)
                                                                ============    ============    ============    ============

DILUTIVE EARNINGS (LOSS) PER COMMON SHARE
   EARNINGS (LOSS) FROM CONTINUING OPERATIONS                   $        .60    $       (.13)   $        .48    $       (.19)
   EARNINGS (LOSS) FROM DISCONTINUED OPERATIONS                 $        .05    $       (.04)   $        .10    $       (.02)
                                                                ------------    ------------    ------------    ------------
   NET EARNINGS (LOSS) PER COMMON SHARE                         $        .65    $       (.17)   $        .58    $       (.21)
                                                                ============    ============    ============    ============

Weighted average common shares outstanding                        15,817,179      15,778,866      15,810,715      15,778,866
Weighted average common and dilutive
    Potential common shares outstanding                           18,357,250      15,778,866      17,924,649      15,778,866


                 See notes to consolidated financial statements.

                     VIRTUALFUND.COM, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)
                ------------------------------------------------

                                                                    Six Months Ended
                                                              ----------------------------
                                                               January 2,      January 3,
                                                                  2000             1999
                                                              ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Earnings (loss)                                      $ 10,453,086    $ (3,279,901)
     Adjustments to reconcile net earnings (loss) to net
          cash provided by (used in) operating activities:
              Depreciation and amortization                      1,043,750         987,174
              Amortization of goodwill                           1,147,068         191,178
              Loss (gain) on sale of property and equipment          4,954          (4,417)
              Deferred income taxes                            (14,000,000)
          Change in current assets and current liabilities:
              Accounts receivable                                3,614,832       3,946,224
              Inventory                                          1,344,331         599,758
              Other current assets                                 (66,855)         13,464
              Accounts payable                                  (1,448,489)     (2,575,219)
              Accrued payroll and payroll taxes                     40,564         (28,103)
              Other current liabilities                             94,890        (574,619)
              Deferred revenue                                     (52,415)        221,013
                                                              ------------    ------------
NET CASH PROVIDED BY (USED IN)
   OPERATING ACTIVITIES                                          2,175,716        (503,448)


CASH FLOWS FROM INVESTING ACTIVITIES:
     Loans to related parties                                     (246,632)       (869,946)
     Collection of notes receivable - related party                                351,181
     Additions to property and equipment                          (646,912)       (566,258)
     Proceeds from sale of property and equipment                      509          15,164
     Additions to other assets                                    (384,884)         (7,847)
     Other                                                                          53,806
                                                              ------------    ------------
NET CASH USED IN INVESTING ACTIVITIES                           (1,277,919)     (1,023,900)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net payments under revolving credit lines                    (530,284)       (337,741)
     Payments on long-term debt                                   (377,401)       (443,425)
     Payment of related party note payable                                      (1,798,588)
     Payment of debenture                                                         (375,866)
     Issuance of common stock                                      133,250
                                                              ------------    ------------
NET CASH USED IN FINANCING ACTIVITIES                             (774,435)     (2,955,620)
                                                              ------------    ------------
INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                                123,362      (4,482,968)

CASH AND CASH EQUIVALENTS AT BEGINNING
OF PERIOD                                                          250,792       5,011,181
                                                              ------------    ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $    374,154    $    528,213
                                                              ============    ============


                 See notes to consolidated financial statements.

                     VIRTUALFUND.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


1.   Basis of presentation -

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Annual Report on Form 10-K of VirtualFund.com, Inc. and subsidiaries (the "Company") for the year ended June 30, 1999. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended January 2, 2000 are not necessarily indicative of the results that may be expected for the year ending June 30, 2000.

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

     The operating results of the acquired business have been included in the consolidated statement of income from the effective date of acquisition, which was December 1, 1998. The following pro forma results of operations for the three months ended January 2, 2000 and January 3, 1999 assume the acquisition occurred as of July 1, 1997:

                                                  Three Months Ended           Six Months Ended
                                                ------------------------    ------------------------
                                                January 2,    January 3,    January 2,    January 3,
                                                   2000         1999          2000          1999
                                                  Actual      Pro Forma      Actual       Pro Forma
                                                ----------    ----------    ----------    ----------
     Net sales                                  $ 1,598,062  $ 1,558,824    $3,499,005   $ 3,499,305
     Net earnings (loss)                         10,928,962   (2,721,867)    8,714,878    (4,276,827)
     Earnings (loss) per common share -basic            .69         (.17)          .55          (.27)
     Earnings (loss) per common share -diluted          .60         (.17)          .48          (.27)

3.   Discontinued Operations

     Management has indicated its intent to sell the Digital Graphics Business Unit (DGBU) and, as a result, all DGBU operations are disclosed herein as discontinued operations. Net sales from discontinued operations for the three months and six months ended January 2, 2000 were $17,568,135 and $35,323,195, respectively, compared to $17,561,893 and $32,917,187 in the same periods one year ago. The results from discontinued operations do not include any general corporate overhead expense. Debt and the corresponding interest expense relating to the Digital Graphics Business Unit reside within the operating companies of the discontinued operations. The components of net assets of discontinued operations included in the Consolidated Balance Sheets at January 2, 2000 and June 30, 1999 are as follows:
                                                 January 2,         June 30,
                                                    2000              1999
                                                 ----------       -----------

     Accounts and notes receivable               $8,571,206       $12,374,195
     Inventory                                    7,286,245         8,630,576
     Other current assets                         1,949,178         1,976,591
     Property and equipment, net                  1,834,754         2,109,494
     Other assets                                   139,649           107,659
     Notes payable                                3,081,439         3,237,835

4.   Earnings Per Share Calculation -

     The following table summarizes the reconciliation of the basic and diluted average common shares outstanding:

                                              Three Months Ended            Six Months Ended
                                            ------------------------     ----------------------
                                            January 2,    January 3,     January 2,  January 3,
                                               2000         1999            2000        1999
                                            ----------   ----------      ----------  ----------
     Average common shares outstanding      15,817,179   15,778,866      15,810,715  15,778,866
       Effect of dilutive shares:
         Stock options and warrants          1,040,073                     613,936
       Convertible preferred stock           1,499,998                   1,499,998
                                            ----------   ----------      ----------  ----------
           Diluted average shares           18,357,250   15,778,866      17,924,649  15,778,866
                                            ==========   ==========      ==========  ==========

     The following table summarizes securities that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings (loss) per share because to do so would have been antidilutive for the periods presented:

                                     Three Months Ended         Six Months Ended
                                   -----------------------    -----------------------
                                   January 2,   January 3,    January 2,   January 3,
                                      2000        1999           2000         1999
                                   ----------   ----------    ----------   ----------
     Stock options                  2,241,700   3,785,539     3,049,984    3,785,539

     Warrants                       3,034,953   3,034,953     3,034,953    3,034,953
     Convertible preferred stock                1,499,998                  1,499,998
                                    ---------   ---------     ---------    ---------
                                    5,276,653   8,320,490     6,084,937    8,320,490
                                    =========   =========     =========    =========

5.    Inventory -

      DGBU inventory consists of the following:

                                               January 2,    June 30,
                                                  2000         1999
                                              ----------    ----------
      Raw materials                           $3,896,419    $4,372,616
      Work in process                            182,059       204,451
      Finished goods:
          Consumables                          2,028,968     2,509,904
          Hardware                             1,178,799     1,543,605
                                              ----------    ----------
                                              $7,286,245    $8,630,576
                                              ==========    ==========

6. Supplemental disclosure of cash flow information and non-cash financing activities -

                                                                         Six Months Ended
                                                                      -----------------------
                                                                      January 2,   January 3,
                                                                        2000          1999
                                                                      ----------   ----------
     The Company paid and received cash for the following items:

          Interest paid                                               $493,346     $ 304,487

          Financing transactions not affecting cash:
              Capital lease obligations                                110,396

              1,499,998 shares of convertible preferred stock
              issued for acquisition of K&R Technical Services, Inc.               7,500,000

              Notes payable issued for acquisition of K&R
              Technical Services, Inc.                                             3,678,258

7.   Income Taxes -

     On October 21, 1999, the Company announced its intention to sell its Digital Graphics Business Unit (DGBU), which is comprised of ColorSpan Corporation, its subsidiaries and Kilborn Photo Products, Inc. Since the date of the announcement, management has been proceeding with the divestiture of the DGBU operations. This significant change in the Company's business plan, the estimated likelihood of a sale, the expected sale price and the tax basis of the assets of the DGBU have been considered by management in assessing the recoverability of the Company's deferred tax assets.

     At this time, the sale of the business unit is expected to provide proceeds that will allow the utilization of all of the Company's deferred tax assets, which total $14 million. These assets have previously been valued at zero by a valuation allowance required under SFAS #109 "Accounting for Income Taxes" which provides the professional guidance for this matter. Due to the changes described above, the Company has revalued its deferred tax assets in conformity with SFAS #109 guidelines and has reversed the deferred tax valuation allowance. The reversal was recorded as an income tax benefit in the quarter ended January 2, 2000.

8.   Subsequent Event -

     During February, the Company anticipates that all of the 1,499,998 shares of its outstanding Series A convertible preferred stock will be automatically converted into shares of its common stock on a one-for-one basis. The Series A convertible preferred shares were issued as part of the acquisition of TEAM Technologies in December 1998 and carried a $5.00 per share guaranteed value on their maturity date of December 17, 2000. The conversion was triggered under the Automatic Conversion process defined in the "Certificate of Designation of the Powers, Preferences and Rights, and Qualifications, Limitations and Restrictions, of Series A Convertible Preferred Stock" after VirtualFund.com, Inc. common stock closed at or above $5.00 per share for 30 consecutive calendar days. In connection with the terms of the Automatic Conversion, the Company intends to waive the two-year, no-trade clause associated with these shares. The conversion will result in the Company's issuing 1,499,998 shares of its common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

This Management's Discussion and Analysis contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). These forward-looking statements are subject to a number of risks, including our continuing need for additional cash, sensitivity of the Company to technology changes and intense competition, our dependence on sales of newer products with untested market acceptance, dependence on numerous product components that are available from single sources, fluctuations in quarterly operating performance, the strength of our intellectual property protection, the risks associated with the acquisition and integration of new businesses, the outcome of litigation, and the size of our international operations. These and other factors, which are set forth in Exhibit 99 to this Form 10-Q, have caused wide fluctuations in the market price of our common stock and can be expected to cause similar fluctuations in the future. Refer to Exhibit 99 of this Form 10-Q for certain important cautionary factors, risks and uncertainties related to forward-looking statements.

Liquidity and Discontinued Operations

We have indicated our intent to sell the Digital Graphics Business Unit (DGBU) and, as a result, all DGBU operations are disclosed herein as discontinued operations.

The Internet Services Business Unit (ISBU) provides information system design, implementation and support services, develops and sells Internet-based electronic commerce software, and provides Internet hosting services. This business unit will be the primary operating company going forward.

Net cash provided by operating activities during the six months ended January 2, 2000 was $2.2 million compared to net cash used in operating activities of $503,000 in the same period one year ago. Cash flow in the six months ended January 2, 2000 was positively affected by a decrease in accounts receivable of $3.6 million and a decrease in inventory of $1.3 million. Cash flow was negatively affected by a $1.4 million decrease in accounts payable.

Net cash used in investing activities was $1.3 million during the six months ended January 2, 2000 compared to $1.0 million in the same period one year ago. Investment in capital equipment was $647,000 in the six months ended January 2, 2000 compared to $566,000 in the same period one year ago. Investment in intellectual property was $385,000 and loans to related parties were $247,000 during the six months ended January 2, 2000.

Net cash used in financing activities was $774,000 in the six months ended January 2, 2000 compared to $3.0 million in the same period one year ago. Net repayments under revolving credit lines were $530,000 in the six months ended January 2, 2000 compared to $338,000 in the same period one year ago. As a result of the Kilborn acquisition, we assumed a liability for a note payable to one of the Kilborn shareholders. The note in the amount of $1.8 million was paid in full during the six months ended January 3, 1999.

During the six months ended January 2, 2000 we incurred a net loss before income taxes of $3.5 million. During fiscal 1999, we incurred a net loss of $7.8 million, including a special tax adjustment of $4.8 million. As of January 2, 2000, we had an accumulated deficit in stockholders' equity of $16.8 million. In addition, CSC's revolving credit facility with its senior lender, General Electric Capital Corporation (GECC), expired in January 1999 and has been extended to March 31, 2000. The assets of the DGBU are pledged as security for this loan. As of January 2, 2000, $1.7 million was outstanding on this credit facility. The ISBU's revolving credit facility has also expired, and we were able to negotiate an extension through March 3, 2000. As of January 2, 2000 approximately $256,000 was outstanding on this loan.

As a result of declining revenues during the previous three years, we have taken steps to pursue opportunities outside our traditional business. In this regard, we are developing a new operating business segment in the electronic commerce market. This segment will leverage more than 15 years experience in bringing technology products to market. This strategy allows us to leverage our software development and product management expertise to provide business-to-business solutions via the Internet. The development of this market has required substantial cash. Further development is planned and may result in further losses during the start-up period. We have been developing this new segment based in the business-to-business electronic commerce market in our Internet Services Business Unit for the past two years. We believe we have significant opportunities in this new market and have been investing in development activities which have been financed to date by the cash flow and the working capital provided by the Digital Graphics Business Unit. In order to provide the capital to continue to grow this opportunity, we announced our intention to sell the Digital Graphics Business Unit, which is comprised of ColorSpan Corporation, its subsidiaries and Kilborn Photo Products, Inc., on October 21, 1999. We believe the sale proceeds will fund the Internet Services Business Unit through the fiscal 2000 year and into the following year.

During the interim, we continue to finance the ISBU development activities from existing cash flow. Currently, we are exploring the opportunities and methods available to bridge our short-term financing needs until the sale of the DGBU can be completed. It may be necessary to seek additional financing to continue the development of the ISBU initiatives at current levels. We are also seeking to replace the B2BXchange, Inc. revolving credit facility to provide further liquidity sources for the business.

Our longer-term financing needs will depend on the results of its B2BXchange product, of which the second phase is expected to be rolled out in the third quarter of fiscal 2000, and the availability of new product opportunities. If sales from this product and our other products are not sufficient to fund operations and our growth plans, we will be required to seek additional financing and/or alter our plans related to product development and business acquisitions.

Results of Operations

ISBU net sales, which represent continuing operations, were $1.6 million and $3.5 million for the three months and six months ended January 2, 2000, respectively. ISBU sales for the three months ended January 3, 1999 were $487,000. ISBU net sales are the result of the December 1998 acquisition of K&R Technical Services, Inc., therefore, the comparable prior year quarter contains only one month of operations. Net earnings from continuing operations, including a $14 million income tax benefit, were $10.9 million or $.69 per share and $8.7 million or $.55 per share, for the three months and six months ended January 2, 2000, respectively. Net loss from continuing operations for the three months and six months ended January 3, 1999 were $2.0 million or $.13 per share and $2.9 million or $.19 per share, respectively.

     The following table sets forth certain items from our Consolidated Statements of Operations expressed as a percentage of net sales:

                                                        Three Months Ended          Six Months Ended
                                                      -----------------------   ------------------------
                                                      January 2,   January 3,   January 2,    January 3,
                                                         2000         1999         2000          1999
                                                      ----------   ----------   ----------    ----------
Net Sales                                               100.0%       100.0%       100.0%       100.0%
Cost of goods sold                                       84.8         73.7         83.0         73.7
                                                       ------       ------       ------       ------
     Gross Profit                                        15.2         26.3         17.0         26.3
Operating Expenses:
     Sales and Marketing                                 44.5         43.7         36.5         66.6
     Research and Development                            37.8         51.3         30.2         99.3
     General and Administrative                         119.6        216.7         93.8        370.3
     Goodwill Amortization                               35.9         39.3         32.8         39.3
                                                       ------       ------       ------       ------
Total Operating Expenses                                237.8        351.0        193.3        575.5
                                                       ------       ------       ------       ------
Operating Loss                                         (222.6)      (324.7)      (176.3)      (549.2)
                                                       ------       ------       ------       ------
Other Income (Expense):
     Interest expense                                    (5.5)       (10.8)        (5.4)       (12.6)
     Interest income                                      1.5          3.7          1.4          6.6
     Other                                               (0.3)        (0.1)         0.1         (0.1)
                                                       ------       ------       ------       ------
Loss From Continuing Operations Before Income Taxes    (226.9)      (331.9)      (180.2)      (555.3)
Income Tax Benefit (Provision)                          910.8        (75.6)       429.3        (43.8)
                                                       ------       ------       ------       ------
Net Earnings (Loss) From Continuing Operations          683.9       (407.5)       249.1       (599.1)
                                                       ------       ------       ------       ------
Earnings (Loss) From Discontinued Operations             59.2       (128.8)        49.7        (74.5)
                                                       ------       ------       ------       ------
Net Earnings (Loss)                                     743.1%      (536.3)%      298.8%      (673.6)%
                                                       ======       ======       ======       ======

Net Sales. The following table sets forth net sales by product line expressed in thousands and as a percent of net sales:

                                         Quarter Ended     Quarter Ended
Net Sales                               January 2, 2000    January 3, 1999
                                        ---------------   ----------------
Internet Services Business Unit:
    VAR Product Sales...............     $  240   15.0%     $ 42     8.6%
    Hosting/Access Revenue..........        216   13.5        73    15.0
    Remote Support..................        202   12.6        20     4.1
    Staff Augmentation..............        442   27.7       229    47.0
    Internet Services...............        402   25.2       115    23.6
    Consulting and Other............         96    6.0         8     1.7
                                         ------  -----      ----    ----

Total net sales.....................     $1,598  100.0%     $487    100.0%
                                         ======  =====      ====    =====


We anticipate sales to increase in future quarters as we complete the automated billing software development and are able to convert free subscribers of B2BXchange into paying customers who use storage, bandwidth and applications associated with adopting B2BXchange.

Gross Profit. Gross profit expressed as a percent of net sales, was 15.2% in the quarter ended January 2, 2000 compared to 18.6% in the quarter ended October 3, 1999 and 26.3% in the same period one year ago.

We anticipate gross margins in the ISBU should increase as software and Web-based products gain market share. Gross margins on software and Web-based products are much higher than those achieved from professional services where employee related costs are significant in generating revenue. Revenue in the ISBU during the quarter ended January 2, 2000 was primarily from professional services.

Operating Expenses. Team Technologies (now part of B2BXchange) was acquired in December 1998. The comparable quarter in the prior year contains only one month of operating results for that business, while the quarter ended January 2, 2000 includes three months of operating results.

Sales and Marketing expenses for the quarter ended January 2, 2000 were $711,000, compared to $213,000 in the same period one year ago and $568,000 in the quarter ended October 3, 1999. The increase in expense over the quarter ended October 3, 1999 is related to additional sales and marketing staff in preparation of continued roll out of the B2BXchange.

Research and Development expenses were $604,000 in the quarter ended January 2, 2000, compared to $250,000 in the same period one year ago, and $454,000 in the quarter ended October 3, 1999. The increases in research and development expenses are directly related to the B2BXchange product development.

General and Administrative expenses were $1.9 million for the quarter ended January 2, 2000, compared to $1.1 million in the same period one year ago, and $1.4 million in the quarter ended October 3, 1999. General and administrative expenses include corporate overhead costs, which are not allocated to discontinued operations. We expect some of these costs will be eliminated when the DGBU is sold.

Goodwill Amortization relating to the acquisition of K&R Technical Services, Inc. was $574,000 for the quarter ended January 2, 2000 compared to $191,000 in the same period one year ago. The purchase price and the liabilities assumed in excess of tangible assets acquired has been recorded as goodwill in the amount of $11,471,000 and is being amortized on a straight-line basis over five years.

Other. Interest expense was $88,000 for the quarter ended January 2, 2000 compared to $53,000 in the same period one year ago.

Income Taxes. As a result of our announcement on October 21, 1999 to sell the Digital Graphics Business Unit, management has reassessed the recoverability of our deferred tax assets. The sale is expected to provide proceeds that will allow the utilization of all of our deferred tax assets, which total $14 million. These assets have previously been valued at zero by a valuation allowance required under SFAS #109 "Accounting for Income Taxes". Due to this significant change in our business plan, we have revalued deferred tax assets in conformity with SFAS #109 guidelines and have reversed the deferred tax valuation allowance. The reversal was recorded as a $14 million income tax benefit in the quarter ended January 2, 2000.

Discontinued Operations

Net sales of the DGBU, which is being treated as discontinued operations, were $17.6 million in the quarter ended January 2, 2000, and also for the same period one year ago. Hardware sales were $5.8 million in the quarter ended January 2, 2000 compared to $7.1 million in the same period one year ago. The decrease in hardware sales over the prior year is primarily the result of reduced sales of the older model drum-based Giclee PrintMakerFA. Consumable sales, consisting primarily of ink, media, film, maintenance contracts and spare parts, were $11.8 million in the quarter ended January 2, 2000 compared to $10.5 million in the same period one year ago. Gross profit for the DGBU was 42.4% in the quarter ended January 2, 2000 compared to 37.8% in the same period one year ago.

Net income from discontinued operations was $946,000 for the quarter ended January 2, 2000 compared to a net loss of $627,000 for the same period one year ago.

Year 2000

We have not experienced any problems as a result of the impact of the Year 2000 on the processing of time-sensitive information by computerized information systems. Year 2000 issues may arise if computer programs have been written using two digits (rather than four) to define the applicable year. In such cases, programs that have time-sensitive logic may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failures. We utilize a number of computer programs across the entire operation. Year 2000 issues could impact information systems as well as computer hardware and equipment that is part of our telephone network such as switches, termination devices and SONET rings that contain embedded software or "firmware."

Our exposure to potential Year 2000 problems exists in two general areas: technological operations in its sole control, and technological operations dependent in some way on one or more third parties. The majority of our exposure in potential Year 2000 problems is in the latter area where the situation is much less within our ability to predict or control. Our business is heavily dependent on third parties, many of which are themselves heavily dependent on technology. We cannot control the Year 2000 readiness of those parties. In some cases, third-party dependence is on vendors of technology who are themselves working towards solutions to Year 2000 problems. We have completed projects to identify and correct the potential problem in all of our enterprise systems. The costs incurred to date for projects specifically related to Y2K issues total less than $50,000 and have been expensed in the financial statements. In some cases, systems have been upgraded to receive other benefits in which case the Y2K issue was addressed at the same time. We have used internal resources to test the software modifications.

Our Products. We design and sell products that are heavily reliant on software. While we have taken appropriate steps to ensure the readiness of this software and believe it to be compliant, we cannot be certain that the software will operate error free, or that it will not be subject to litigation, whether the software operates error free or not. However, we believe that, based on our efforts to ensure compliance and the fact that the calculations needed in and by our products are not date dependent, it is not reasonably likely that we will be subject to such litigation.

Contingency Plans. We have completed a basic contingency plan for the most likely failures and have tested it. We believe the most likely failure under our control would include an unforeseen system failure of the mainframe computer. We have remediated and tested the systems involved and continue to monitor these areas. Should an unforeseen failure occur, we have a contingency plan that would allow us to continue supporting our customers. We continue to evaluate possible failures and our exposure to those failures. Our largest exposure continues to come from areas beyond our control.

                           PART II. OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

We are involved in various legal proceedings related to customer credit and product warranty and performance issues in the normal course of business. In certain proceedings the claimants have alleged claims for exemplary or punitive damages which may or may not bear a direct relationship to the alleged actual incurred damages, and therefore could have a material adverse effect on the Company. At this time we are not aware of any proceedings or claims which are expected to have a material effect on the Company's operations or financial position.

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

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a)  Listing of Exhibits

     99. Cautionary Factors Under Private Securities Litigation Reform Act of 1995.

(b)  Reports on Form 8-K

     On January 7, 2000, the Company filed Form 8-K reflecting the reversal of the $14,000,000 deferred tax valuation allowance as a result of the decision to sell the DGBU.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


VIRTUALFUND.COM, INC.




/s/ Melvin L. Masters
----------------------------------------------
Melvin L. Masters
Chief Executive Officer




/s/ James H. Horstmann
----------------------------------------------
James H. Horstmann
Chief Financial Officer and Principal
Accounting Officer




Dated:  February 15, 2000