Form 10-Q
period 2000-04-02
VIRTUALFUND COM INC
filed 2000-05-16
CIK 857470

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended April 02, 2000
                      ----------------------------------------------------------
                                      or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                               ---------------------    ------------------------

Commission File No.: 0-18114
                     -----------------------------------------------------------

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


                                (952) 941-8687
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


--------------------------------------------------------------------------------
             (Former name, former address and formal fiscal year,
                         if changed since last report)


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
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.                                         Yes  X      No
                                                                  ---        ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class                                           Outstanding at 4/30/2000
-----                                           ------------------------

Common Stock, $.01 par value                           17,083,856

                         PART I. FINANCIAL INFORMATION

 ITEM 1.  FINANCIAL STATEMENTS

                    VIRTUALFUND.COM, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                    ---------------------------------------

                                    ASSETS
                                    ------
                                                                           April 02,              June 30,
                                                                             2000                   1999
                                                                         ------------           ------------
     CURRENT ASSETS:
      Cash and cash equivalents                                          $    169,792           $    250,792
      Accounts receivable, less allowance for
        Doubtful accounts and sales returns of
        $769,000 and $1,234,000, respectively                               9,543,188             12,858,200
      Receivable - related parties                                          1,691,710              1,378,749
      Inventory                                                             6,548,962              8,630,576
      Other current assets                                                  1,969,913              2,094,433
      Deferred income taxes                                                13,288,000
                                                                         ------------           ------------
          TOTAL CURRENT ASSETS                                             33,211,565             25,212,750

PROPERTY AND EQUIPMENT, NET                                                 3,517,579              3,632,243

GOODWILL, less accumulated amortization
    of $3,058,848 and $1,338,246, respectively                              8,411,821             10,132,423

DEFERRED INCOME TAXES                                                         712,000

OTHER ASSETS                                                                  674,446                223,676
                                                                         ------------           ------------
                                                                         $ 46,527,411           $ 39,201,092
                                                                         ============           ============
                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

CURRENT LIABILITIES:
      Notes payable                                                      $  1,961,100           $  3,868,002
      Notes payable - related parties                                       2,250,037              2,235,766
      Current maturities of long-term debt                                    589,981                720,830
      Accounts payable                                                     12,012,763             12,737,616
      Accrued payroll and payroll taxes                                     2,818,492              2,380,492
      Other current liabilities                                             1,953,382              1,757,822
      Deferred revenue                                                      1,791,044              1,442,288
                                                                         ------------           ------------
          TOTAL CURRENT LIABILITIES                                        23,376,799             25,142,816

LONG-TERM DEBT, less current maturities                                       255,952                614,245

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
      Series A convertible preferred stock, $.01 par value;
        Authorized 5,000,000 shares; 1,499,998 shares issued
         and outstanding; redeemable; $7,500,000 liquidation
         preference                                                         7,500,000              7,500,000
      Common stock, $.01 par value; authorized 50,000,000
         shares; 16,172,616 and 15,803,866 shares issued
         and outstanding, respectively                                        161,726                158,039
      Additional paid in capital                                           33,968,518             33,040,170
      Accumulated deficit                                                 (18,735,584)           (27,254,178)
                                                                         ------------           ------------
          TOTAL STOCKHOLDERS' EQUITY                                       22,894,660             13,444,031
                                                                         ------------           ------------
                                                                         $ 46,527,411           $ 39,201,092
                                                                         ============           ============

                See notes to consolidated financial statements.

                    VIRTUALFUND.COM, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
               -------------------------------------------------

                                                                  Three Months Ended                Nine Months Ended
                                                            -------------------------------  -----------------------------
                                                               April 2,         April 4,       April 2,        April 4,
CONTINUING OPERATIONS                                            2000             1999           2000            1999
                                                            --------------    -------------  -------------   -------------
  NET SALES                                                 $    1,635,884    $   2,020,004  $   5,134,889   $   2,506,910

  COST OF SALES                                                  1,274,388        1,354,198      4,177,928       1,713,198
                                                            --------------    -------------  -------------   -------------
       GROSS PROFIT                                                361,496          665,806        956,961         793,712

  OPERATING EXPENSES:
       Sales & Marketing                                           716,730          483,336      1,995,574         807,790
       Research & Development                                      740,691          189,482      1,798,547         672,652
       General & Administrative                                  2,002,584        1,566,772      5,284,824       3,369,930
       Goodwill Amortization                                       573,534          448,533      1,720,602         639,711
                                                            --------------    -------------  -------------   -------------
                                                                 4,033,539        2,688,123     10,799,547       5,490,083
                                                            --------------    -------------  -------------   -------------
  OPERATING LOSS                                                (3,672,043)      (2,022,317)    (9,842,586)     (4,696,371)

  OTHER INCOME (EXPENSE):
       Interest Expense                                            (77,160)         (33,738)      (265,627)        (95,106)
       Interest Income                                              25,517           24,796         75,717          56,791
       Other Income                                                 29,490           33,917         32,178          33,260
                                                            --------------    -------------  -------------   -------------
                                                                   (22,153)          24,975       (157,732)         (5,055)
                                                            --------------    -------------  -------------   -------------
  LOSS FROM CONTINUING OPERATIONS
      BEFORE INCOME TAXES                                       (3,694,196)      (1,997,342)   (10,000,318)     (4,701,426)
  INCOME TAX BENEFIT                                               651,000          240,000     15,672,000          27,000
                                                            --------------    -------------  -------------   -------------

   (LOSS) EARNINGS FROM CONTINUING OPERATIONS                   (3,043,196)      (1,757,342)     5,671,682      (4,674,426)
                                                            --------------    -------------  -------------   -------------
EARNINGS FROM DISCONTINUED OPERATIONS,
   Net of income tax provision of $651,000 and $1,672,000
   for the three months and nine months ended April 2,
   2000 and $240,000 and $27,000 for the three months and
   nine months ended April 4, 1999, respectively                 1,108,704          409,313      2,846,912          46,496
                                                            --------------    -------------  -------------   -------------
NET (LOSS) EARNINGS                                         $   (1,934,492)   $  (1,348,029) $   8,518,594   $  (4,627,930)
                                                            ==============    =============  =============   =============

BASIC (LOSS) EARNINGS PER COMMON SHARE
    (LOSS) EARNINGS FROM CONTINUING OPERATIONS              $         (.18)   $        (.11) $         .35   $         (29)
    EARNINGS FROM DISCONTINUED OPERATIONS                   $          .07    $         .02  $         .18   $         .00
                                                            --------------    -------------  -------------   -------------
    NET (LOSS) EARNINGS PER COMMON SHARE                    $         (.11)   $        (.09) $         .53   $        (.29)
                                                            ==============    =============  =============   =============

DILUTIVE (LOSS) EARNINGS PER COMMON SHARE
    (LOSS) EARNINGS FROM CONTINUING OPERATIONS              $         (.18)   $        (.11) $         .30   $        (.29)
    EARNINGS FROM DISCONTINUED OPERATIONS                   $          .07    $         .02  $         .15   $         .00
                                                            --------------    -------------  -------------   -------------
    NET (LOSS) EARNINGS PER COMMON SHARE                    $         (.11)   $        (.09) $         .45   $        (.29)
                                                            ==============    =============  =============   =============

Weighted average common shares outstanding                      16,828,439       15,778,866     16,145,058      15,778,866
Weighted average common and dilutive
    Potential common shares outstanding                         16,828,439       15,778,866     18,854,239      15,778,866

                See notes to consolidated financial statements.

                    VIRTUALFUND.COM, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)
               ------------------------------------------------

                                                                                  Nine Months Ended
                                                                           --------------------------------
                                                                             April 2,            April 4,
                                                                               2000                1999
                                                                           ------------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Earnings (loss)                                                   $  8,518,594         $(4,627,930)
     Adjustments to reconcile net earnings (loss) to net
          cash provided by (used in) operating activities:
              Depreciation and amortization                                   1,592,881           1,503,367
              Amortization of goodwill                                        1,720,602             639,711
              Loss on sale of property and equipment                              7,066               4,079
              Deferred income taxes                                         (14,000,000)
          Change in current assets and current liabilities:
              Accounts receivable                                             3,267,186           3,399,856
              Inventory                                                       2,081,614            (843,744)
              Other current assets                                              124,520            (328,243)
              Accounts payable                                                 (724,853)          1,671,074
              Accrued payroll and payroll taxes                                 438,000            (280,338)
              Other current liabilities                                         209,831            (540,204)
              Deferred revenue                                                  348,756             (74,238)
                                                                           ------------         -----------
   NET CASH PROVIDED BY OPERATING ACTIVITIES                                  3,584,197             523,390

CASH FLOWS FROM INVESTING ACTIVITIES:
     Loans to related parties                                                  (265,135)           (846,873)
     Collection of notes receivable - related party                                                 351,181
     Additions to property and equipment                                     (1,199,538)           (786,771)
     Proceeds from sale of property and equipment                                 3,195              15,590
     Additions to other assets                                                 (629,314)            (17,230)
     Payment for acquisition of K&R Technical
         Services Inc., net of cash acquired                                                     (1,388,655)
                                                                           ------------         -----------
NET CASH USED IN INVESTING ACTIVITIES                                        (2,090,792)         (2,672,758)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net (payments) borrowing under revolving credit lines                   (1,906,902)            584,489
     Payments on long-term debt                                                (599,538)           (730,934)
     Payment of related party note payable                                                       (1,798,588)
     Payment of debenture                                                                          (375,866)
     Proceeds from long-term debt                                                                   228,908
     Issuance of common stock                                                   932,035
                                                                           ------------         -----------
NET CASH USED IN FINANCING ACTIVITIES                                        (1,574,405)         (2,091,991)
                                                                           ------------         -----------

DECREASE IN CASH AND CASH EQUIVALENTS                                           (81,000)         (4,241,359)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                250,792           5,011,181
                                                                           ------------         -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $    169,792         $   769,822
                                                                           ============         ===========

                See notes to consolidated financial statements.

                    VIRTUALFUND.COM, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------


1. Basis of presentation -

   The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Annual Report on Form 10-K of VirtualFund.com, Inc. and subsidiaries (the "Company") for the year ended June 30, 1999. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended April 2, 2000 are not necessarily indicative of the results that may be expected for the year ending June 30, 2000.



2. Business Combinations

   On December 18, 1998, the Company, through its wholly owned subsidiary B2BXchange, Inc., issued 1,499,998 shares of Series A Convertible Preferred Stock and notes payable of $3,678,258, in exchange for all of the common stock of K&R Technical Services, Inc. d/b/a TEAM Technologies, a privately held information technology consulting company. The acquisition has been accounted for using the purchase method of accounting. Accordingly, the aggregate purchase price of approximately $11,278,000, including transaction costs, has been allocated to the assets acquired and liabilities assumed based upon the fair values at the date of acquisition.

   The operating results of the acquired business have been included in the consolidated statement of income from the effective date of acquisition, which was December 1, 1998. The following pro forma results of operations for the three months and nine months ended April 2, 2000 and April 4, 1999 assume the acquisition occurred as of July 1, 1997:


                                                 Three Months Ended            Nine Months Ended
                                             --------------------------    ------------------------------
                                               April 2,      April 4,        April 2,        April 4,
                                                 2000          1999            2000            1999
                                                Actual        Actual          Actual         Pro Forma
                                             ------------  ------------    ------------   ---------------
Net sales                                    $ 1,635,884   $ 2,020,004     $  5,134,889   $     5,519,309
(Loss) earnings from
   continuing operations                      (3,043,196)   (1,757,342)       5,671,682        (6,034,169)
(Loss) earnings per common share -basic             (.18)         (.11)             .35              (.38)
(Loss) earnings per common share -diluted           (.18)         (.11)             .30              (.38)


3. Discontinued Operations

   Management has indicated its intent to sell the Digital Graphics Business Unit ("DGBU"), which is comprised of ColorSpan Corporation ("CSC"), its subsidiaries and Kilborn Photo Products, Inc., and, as a result, all DGBU operations are disclosed herein as discontinued operations. Net sales from discontinued operations for the three months and nine months ended April 2, 2000 were $16,786,642 and $52,109,837, respectively, compared to $17,193,734 and $50,110,921 in the same periods one year ago. The results from discontinued operations do not include any general corporate overhead expense. Debt and the corresponding interest expense relating to the DGBU reside within the operating companies of the discontinued operations. The components of net assets of discontinued operations included in the Consolidated Balance Sheets at April 2, 2000 and June 30, 1999 are as follows:

                                             April 2,       June 30,
                                              2000            1999
                                           ------------   ------------

          Accounts and notes receivable    $ 8,474,314   $ 12,374,195
          Inventory                          6,548,962      8,630,576
          Other current assets               1,788,671      1,976,591
          Property and equipment, net        1,711,984      2,109,494
          Other assets                         129,971        107,659
          Notes payable                      1,891,591      3,237,835


4. Earnings Per Share Calculation -

   The following table summarizes the reconciliation of the basic and diluted average common shares outstanding:

                                      Three Months Ended             Nine Months Ended
                                   -------------------------      -------------------------
                                     April 2,       April 4,         April 2,     April 4,
                                       2000           1999             2000         1999
                                   ----------     ----------      -----------   -----------
Average common shares outstanding  16,828,439(1)  15,778,866       16,145,058(1) 15,778,866
 Effect of dilutive shares:
  Stock options and warrants                                        1,458,280
  Convertible preferred stock                                       1,250,901
                                   ----------     ----------      -----------   -----------
   Diluted average shares          16,828,439     15,778,866       18,854,239    15,778,866
                                   ==========     ==========       ==========    ==========

(1) Included in the three and nine month average common shares outstanding are 758,241 and 249,097 equivalent shares of contingently mandatorily convertible preferred stock where the conversion trigger was met during the third quarter.

   The following table summarizes securities that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings (loss) per share because to do so would have been antidilutive for the periods presented:


                                      Three Months Ended             Nine Months Ended
                                   -----------------------      -------------------------
                                     April 2,     April 4,         April 2,     April 4,
                                       2000         1999             2000         1999
                                   ----------   ----------      -----------   -----------
Stock options                       4,419,139    3,741,139        1,018,700     3,741,139
Warrants                            4,404,953    3,034,953        3,034,953     3,034,953
Convertible preferred stock           741,757    1,499,998                      1,499,998
                                   ----------   ----------      -----------   -----------
                                    9,565,849    8,276,090        4,053,653     8,276,090
                                   ==========  ===========      ===========   ===========


5. Inventory -

DGBU inventory consists of the following:
                                                                          April 2,           June 30,
                                                                            2000               1999
                                                                       --------------     -------------
 Raw materials                                                         $  3,530,394        $ 4,372,616
 Work in process                                                            250,966            204,451
 Finished goods:
  Consumables                                                             1,540,042          2,509,904
  Hardware                                                                1,227,560          1,543,605
                                                                       ------------        -----------
                                                                       $  6,548,962        $ 8,630,576
                                                                       ============        ===========

6. Supplemental disclosure of cash flow information and non-cash financing activities -

                                                                               Nine Months Ended
                                                                       --------------------------------
                                                                          April 2,           April 4,
                                                                            2000               1999
                                                                       --------------     -------------
 The Company paid and received cash for the following items:

  Interest paid                                                        $    929,365         $  547,454

  Financing transactions not affecting cash:
    Capital lease obligations                                               110,396            101,178

    1,499,998 shares of convertible preferred stock
    issued for acquisition of K&R Technical Services, Inc.                                   7,500,000

    Notes payable issued for acquisition of K&R
    Technical Services, Inc.                                                                 3,678,258


7. Income Taxes -

   On October 21, 1999, the Company announced its intention to sell its DGBU. Since the date of the announcement, management has been proceeding with the divestiture of the DGBU operations. This significant change in the Company's business plan, the estimated likelihood of a sale, the expected sale price and the tax basis of the assets of the DGBU have been considered by management in assessing the recoverability of the Company's deferred tax assets.

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

8. Subsequent Event -

   During April 2000, 911,240 shares of the Company's Series A convertible preferred stock were converted into shares of its common stock on a one-for-one basis. As part of the acquisition of TEAM Technologies, 1,499,998 Series A convertible preferred shares were issued and carried a $5.00 per share guaranteed value on their maturity date of December 17, 2000. The conversion was triggered under the Automatic Conversion process defined in the "Certificate of Designation of the Powers, Preferences and Rights, and Qualifications, Limitations and Restrictions, of Series A Convertible Preferred Stock" after VirtualFund.com, Inc. common stock closed at or above $5.00 per share for 30 consecutive calendar days. In connection with the terms of the Automatic Conversion, the Company waived the two-year, no-trade clause associated with these shares on February 17, 2000. As of April 30, 2000, a balance of 588,758 shares of Series A convertible preferred stock remains unconverted. For earnings per share purposes, all of the shares were treated as converted on February 17, 2000 per FAS #128 "Earnings Per Share."


9. Letter of Intent -

   On April 19, 2000 the Company signed a letter of intent with a subsidiary of MacDermid, Inc. to sell the DGBU for $50 million in cash. The proposed sale is subject to due diligence by both parties, Federal Trade Commission approval and approval by each company's Board of Directors. The sale price is subject to certain post closing adjustments as agreed upon by both parties.

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


Liquidity and Discontinued Operations

We have indicated our intent to sell the DGBU and, as a result, all DGBU operations are disclosed herein as discontinued operations.

The Internet Services Business Unit (ISBU) provides information system design, implementation and support services, develops and sells Internet-based electronic commerce software, and provides Internet hosting services. This business unit will be the primary operating company going forward.

Net cash provided by operating activities of both the ISBU and DGBU during the nine months ended April 2, 2000 was $3.6 million compared to $523,000 in the same period one year ago. Cash flow in the nine months ended April 2, 2000 was positively affected by a reduction in accounts receivable of $3.3 million and a reduction in inventory of $2.1 million. Cash flow was negatively affected by a $725,000 decrease in accounts payable.

Net cash used in investing activities of both the ISBU and DGBU was $2.1 million during the nine months ended April 2, 2000 compared to $2.7 million in the same period one year ago. Investment in capital equipment was $1.2 million in the nine months ended April 2, 2000 compared to $787,000 in the same period one year ago. Investment in intellectual property was $629,000 and loans to related parties were $265,000 during the nine months ended April 2, 2000.

Net cash used in financing activities of both the ISBU and DGBU was $1.6 million in the nine months ended April 2, 2000 compared to $2.1 million in the same period one year ago. Net repayments under revolving credit lines were $1.9 million in the nine months ended April 2, 2000 compared to net borrowing of $584,000 in the same period one year ago. During the nine months ended April 2, 2000 issuance of common stock resulting from the exercise of employee stock options provided $932,000. As a result of the Kilborn acquisition, we assumed a liability for a note payable to one of the Kilborn shareholders. The note in the amount of $1.8 million was paid in full during the nine months ended April 4, 1999.

During the nine months ended April 2, 2000 we incurred a net loss before income taxes of $5.5 million. During fiscal 1999, we incurred a net loss of $7.8 million, including a special tax adjustment of $4.8 million. As of April 2, 2000, we had an accumulated deficit in stockholders' equity of $18.7 million. In addition, CSC's revolving credit facility with its senior lender, General Electric Capital Corporation ("GECC"), expired in January 1999 and has been extended to June 30, 2000. The assets of the DGBU are pledged as security for this loan. As of April 30, 2000, $1.4 million was outstanding on this credit facility. Upon sale of the DGBU, we expect that this debt will be retired. The ISBU's revolving credit facility has also expired, and we were able to negotiate an extension through June 22, 2000. As of April 30, 2000 approximately $50,000 was outstanding on this loan. Upon sale of the DGBU, we expect that this debt will be retired.

In an effort to shift future activities toward software-based products with higher gross margins, we have taken steps to pursue opportunities outside our traditional business. In this regard, we are developing a new operating business segment in the electronic commerce market. This segment will leverage more than 15 years experience in bringing technology products to the marketplace. This strategy allows us to leverage our software development and project management expertise to provide business-to-business solutions via the Internet. The development of this market has required substantial cash. Further development is planned and may result in further losses during the start-up period. We have been developing this new segment based in the business-to-business electronic commerce market in our Internet Services Business Unit for the past two years. We believe we have significant opportunities in this new market and have been investing in development activities which have been financed to date by the cash flow and the working capital provided by the Digital Graphics Business Unit.

In order to provide the capital to continue to grow this opportunity, we announced our intention to sell the DGBU, which is comprised of ColorSpan Corporation, its subsidiaries and Kilborn Photo Products, Inc., on October 21, 1999. On April 19, 2000 we announced details of the letter of intent for the sale of the Digital Graphics Business Unit to MacDermid Graphic Arts, Inc., a division of MacDermid Incorporated. The sale price is $50 million in cash, subject to certain post closing adjustments as agreed upon between the two companies. Terms of the proposed acquisition are subject to, among other items, completion of due diligence, Federal Trade Commission approval, and approval by the Board of Directors of MacDermid and VirtualFund.com. The sale proceeds will be used for investment and development of additional Internet initiatives, and to fund the Internet Services Business Unit.

We expect that the sale of the Digital Graphics Business Unit to MacDermid will close during the June quarter (fourth quarter of fiscal 2000). During the interim, we continue to finance the ISBU development activities from existing cash flow.

Our longer-term financing needs will depend on the results of our B2BXchange product, and the availability of new product opportunities. If sales from this product and our other products are not sufficient to fund operations and our growth plans, we will be required to seek additional financing and/or alter our plans related to product development and business acquisitions.

Results of Operations

ISBU net sales, which represent continuing operations, were $1.6 million and $5.1 million for the three months and nine months ended April 2, 2000, respectively. ISBU sales for the three months ended April 4, 1999 were $2.0 million. The decrease in net sales from the prior year is a result of lower staff augmentation revenues due to an emphasis on internet services which will be the core business going forward. ISBU net sales are the result of the December 1998 acquisition of K&R Technical Services, Inc., therefore, the comparable prior year contains only four months of operations. Net loss from continuing operations, including a $651,000 income tax benefit, was $3.0 million or $.18 per share for the three months ended April 2, 2000. Net earnings from continuing operations, including a $15.7 million income tax benefit, were $5.7 million or $.35 per share for the nine months ended April 2, 2000. Net loss from continuing operations for the three months and nine months ended April 4, 1999 were $1.8 million or $.11 per share and $4.7 million or $.29 per share, respectively.

The following table sets forth certain items from our Consolidated Statements of Operations expressed as a percentage of net sales:

                                                               Three Months Ended                Nine Months Ended
                                                         ------------------------------  ----------------------------------
                                                                April 2,        April 4,        April 2,          April 4,
                                                                  2000            1999            2000              1999
                                                               -------         -------          ------             -------
Net Sales                                                        100.0%          100.0%          100.0%              100.0%
Cost of goods sold                                                77.9            67.0            81.4                68.3
                                                               -------         -------          ------             -------
     Gross Profit                                                 22.1            33.0            18.6                31.7
Operating Expenses:
     Sales and Marketing                                          43.8            23.9            38.9                32.2
     Research and Development                                     45.3             9.4            35.0                26.9
     General and Administrative                                  122.4            77.6           102.9               134.4
     Goodwill Amortization                                        35.1            22.2            33.5                25.5
                                                               -------         -------          ------             -------
Total Operating Expenses                                         246.6           133.1           210.3               219.0
                                                               -------         -------          ------             -------
Operating Loss                                                  (224.5)         (100.1)         (191.7)             (187.3)
                                                               -------         -------          ------             -------
Other Income (Expense):
     Interest expense                                             (4.7)           (1.7)           (5.1)               (3.8)
     Interest income                                               1.6             1.2             1.5                 2.3
     Other                                                         1.8             1.7             0.6                 1.3
                                                               -------         -------          ------             -------
Loss From Continuing Operations Before Income Taxes             (225.8)          (98.9)         (194.7)             (187.5)
Income Tax Benefit                                                39.8            11.9           305.2                 1.0
                                                               -------         -------          ------             -------
(Loss) Earnings From Continuing Operations                      (186.0)          (87.0)          110.5              (186.5)
                                                                               -------          ------             -------
Earnings From Discontinued Operations                             67.8            20.3            55.4                 1.9
                                                               -------         -------          ------             -------
Net (Loss) Earnings                                            (118.2)%        ( 66.7)%          165.9%            (184.6)%
                                                               =======         =======          ======             =======


Net Sales. The following table sets forth net sales by product line expressed in thousands and as a percent of net sales:

                                            Quarter Ended        Quarter Ended
Net Sales                                   April 2, 2000        April 4, 1999
                                          ----------------      ---------------
Internet Services Business Unit:
    VAR Product Sales.............        $   265     16.2%       $ 267    13.2%
    Hosting/Access Revenue........            313     19.1          231    11.4
    Remote Support................            144      8.8          115     5.7
    Staff Augmentation............            486     29.7          732    36.2
    Internet Services.............            413     25.3          468    23.2
    Consulting and Other..........             15      0.9          207    10.3
                                          -------    -----      -------   -----
Total net sales...................        $ 1,636    100.0%     $ 2,020   100.0%
                                          =======    =====      =======   =====

We anticipate sales to increase in future quarters as we have developed automated billing software and are able to convert free subscribers of B2BXchange into paying customers who use storage, bandwidth and applications associated with adopting B2BXchange.

Gross Profit. Gross profit expressed as a percent of net sales, was 22.1% in the quarter ended April 2, 2000 compared to 15.2% in the quarter ended January 2, 2000 and 33.0% in the same period one year ago.

We anticipate gross margins in the ISBU should increase as software and Web-based products gain market share. Gross margins on software and Web-based products are much higher than those achieved from professional services where employee related costs are significant in generating revenue. Revenue in the ISBU during the quarter ended April 2, 2000 was primarily from professional services.

Operating Expenses. Sales and Marketing expenses for the quarter ended April 2, 2000 were $717,000, compared to $483,000 in the same period one year ago and $711,000 in the quarter ended January 2, 2000. The increase in expense over the prior year is related to additional sales staff, additional vertical exchange marketing managers and Web designers in preparation of continuing roll out of the B2BXchange product.

Research and Development expenses were $741,000 in the quarter ended April 2, 2000, compared to $189,000 in the same period one year ago, and $604,000 in the quarter ended January 2, 2000. The increases in research and development expenses are directly related to the B2BXchange product development.

General and Administrative expenses were $2.0 million for the quarter ended April 2, 2000, compared to $1.6 million in the same period one year ago, and $1.9 million in the quarter ended January 2, 2000. General and administrative expenses include corporate overhead costs, which are not allocated to discontinued operations. We expect some of these costs will decrease when the DGBU is sold.

Goodwill Amortization relating to the acquisition of K&R Technical Services, Inc. was $574,000 for the quarter ended April 2, 2000 compared to $449,000 in the same period one year ago. The purchase price of $11,278,000 and the liabilities assumed in excess of tangible assets acquired of $193,000 has been recorded as goodwill in the amount of $11,471,000 and is being amortized on a straight-line basis over five years.

Other. Interest expense was $77,000 for the quarter ended April 2, 2000 compared to $34,000 in the same period one year ago.

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


Discontinued Operations

Net sales of the DGBU, which is being treated as discontinued operations, were $16.8 million in the quarter ended April 2, 2000, compared to $17.2 million for the same period one year ago. Hardware sales were $4.7 million in the quarter ended April 2, 2000 compared to $6.7 million in the same period one year ago. Hardware sales should increase in the fourth quarter of fiscal 2000 in part due to the introduction of the new FabriJet textile printer. Initial shipments of the FabriJet began in the last week of the quarter ended April 2, 2000. Consumable sales, consisting primarily of ink, media, film, maintenance contracts and spare parts, were $12.1 million in the quarter ended April 2, 2000 compared to $10.5 million in the same period one year ago. Gross profit for the DGBU was 44.6% in the quarter ended April 2, 2000 compared to 42.4% in the quarter ended January 2, 2000 and 44.3% in the same period one year ago.

Net income from discontinued operations was $1.1 million for the quarter ended April 2, 2000 compared to $409,000 for the same period one year ago.

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

See Exhibit 99, attached, for additional discussion of risk factors related to legal proceedings.

ITEM 2:  CHANGES IN SECURITIES

On February 17, 2000 all 1,499,998 shares of series A Convertible Preferred Stock became automatically convertible to shares of common stock on a one-to-one basis.

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES

Nothing to report.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Nothing to report

ITEM 5:  OTHER INFORMATION

Nothing to report.

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Listing of Exhibits

     10.1 Fifteenth Amendment and Consent to Credit Agreement, dated
     March 30, 2000 between ColorSpan Corporation and General Electric Capital Corporation.

     99. Cautionary Factors Under Private Securities Litigation Reform Act of 1995.

(b)  Reports on Form 8-K

     None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


VIRTUALFUND.COM, INC.




/s/Melvin L. Masters
-----------------------------------
Melvin L. Masters
Chief Executive Officer



/s/ Timothy N. Thurn
-----------------------------------
Timothy N. Thurn
Chief Financial Officer and Principal Accounting Officer



Dated:  May 16, 2000

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


VIRTUALFUND.COM, INC.




-----------------------------------
Melvin L. Masters
Chief Executive Officer



-----------------------------------
Timothy N. Thurn
Chief Financial Officer and Principal Accounting Officer



Dated:  May 16, 2000