Form 10-K
period 2000-06-30
VIRTUALFUND COM INC
filed 2000-10-16
CIK 857470

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended June 30, 2000

                                       or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____________ to __________________

     Commission file number   0-18114
                             -------------------------------------

                             VIRTUALFUND.COM, INC.
                             ---------------------
             (Exact name of registrant as specified in its charter)

            MINNESOTA                                     41-1612861
-----------------------------------------             ------------------
     (State or other jurisdiction of                  (I.R.S. Employer
      incorporation or organization)                  Identification No.)

          7100 Shady Oak Road
          Eden Prairie, Minnesota                       55344
------------------------------------------------------------------------
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code        (952) 941-8687
                                                   ---------------------

Securities registered pursuant to Section 12(b) of the Act:

     Title of each class      Name of each exchange on which registered

     None
-----------------------       __________________________________________

_______________________       __________________________________________

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.01 per share
------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X] Yes  [_] No

                              [COVER PAGE 1 OF 2]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of August 31, 2000 was $28,526,571 based on the last sale price for the common stock as recorded by the National Association of Securities Dealers on that date.

As of August 31, 2000, there were 17,003,204 shares of the registrant's common stock outstanding.


DOCUMENTS INCORPORATED BY REFERENCE:

None.

                              [COVER PAGE 2 OF 2]

                                     INDEX

Item 1. Business
  General Business..............................................................................   3
    Digital Graphics Business Unit (DGBU).......................................................   4
    Internet Services Business Unit (ISBU)......................................................   5
    Venture Resource Group subset of ISBU.......................................................   6
      B2BXchange, Inc...........................................................................   6
      RSPNetwork, Inc...........................................................................  11
  Strategy / ISBU...............................................................................  12
  The Global Market / ISBU......................................................................  14
  Products / ISBU / B2BXchange / RSPNetwork.....................................................  16
  Product Development / ISBU....................................................................  20
  Sales and Marketing / ISBU....................................................................  20
  Revenue Model / ISBU / B2BXchange / RSPNetwork................................................  22
    ISBU's CEOS.................................................................................  22
    B2BXchange..................................................................................  22
    RSPNetwork..................................................................................  23
  Pricing / B2BXchange / RSPNetwork.............................................................  23
    B2BXchange..................................................................................  23
    RSPNetwork..................................................................................  24
  Manufacturing / ISBU..........................................................................  24
  Service and Support / ISBU....................................................................  25
  Competition / ISBU............................................................................  25
Item 2.  Properties.............................................................................  30
Item 3.  Legal Proceedings......................................................................  30
Item 4.  Submission of Matters to a Vote of Security Holders....................................  31

Part II
Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters..................  32
  Dividends.....................................................................................  32
  Market Information............................................................................  32
Item 6.  Selected Financial Data................................................................  33
Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations..  34
  Liquidity and Capital Resources...............................................................  34
  Results of Operations.........................................................................  35
  Sales and Marketing...........................................................................  37
  Research and Development......................................................................  37
  General and Administrative....................................................................  37
  Goodwill Amortization.........................................................................  37
  Interest Expense / Income.....................................................................  38
  Income Taxes..................................................................................  38
  Foreign Currencies............................................................................  38
Item 8.  Financial Statements and Supplementary Data............................................  38
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...  38

Part III
Item 10.  Directors and Executive Officers of the Registrant....................................  39
Item 11.  Executive Compensation................................................................  39
Item 12.  Security Ownership of Certain Beneficial Owners and Management........................  39
Item 13.  Certain Relationships and Related Transactions........................................  39

Part IV.
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 10-K.....................  40

Cautionary Statement

We desire to take advantage of the "safe harbor" provisions contained in the Private Securities Litigation Reform Act of 1995 (the "Act"). This Form 10-K contains statements, which are intended as "forward-looking statements" within the meaning of the Act. The words or phrases "expects", "will continue", "is anticipated", "we believe", "estimate", "projects", "hope" or expressions of a similar nature denote forward-looking statements. Those statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or results presently anticipated or projected. Those risks and uncertainties include those discussed in this Form 10-K. We wish to caution you not to place undue reliance on forward-looking statements. The factors listed in this Exhibit Form 10-K have affected the Company's performance in the past and could affect future performance. Those factors include, but are not limited to, the risk that a product may not be available when expected or may contain technical difficulties; uncertain demand for new or existing products; the impact of competitor's advertising, products or pricing; availability of sources of financing; economic developments, both domestically and internationally; new accounting standards; risks associated with the acquisition and integration of new businesses; risks related to the diversification into new Internet software and information technology business; and, the impact of the initiation, defense and resolution of litigation. Anyone deciding to invest in our common stock will take on financial risk. In deciding whether to invest, individuals should carefully consider the factors included in this Form 10-K and other information publicly available to them. If we are unable to implement our plans successfully, we may lose our investment in one or more of the programs described in this Form 10-K.

Item 1.  BUSINESS.
------------------

General Business

VirtualFund.com, Inc., referred to as "VirtualFund," "VFND," "the Company," "us," "our," and "we" in this Form 10-K, is a development-stage Internet Venture Resource Company actively engaged in business-to-business, or B2B, e-commerce. Our goal is to become a leader in B2B e-commerce by establishing a presence in major segments of the global marketplace. During the fiscal year ended June 30, 2000, we operated in two business segments: the Digital Graphics Business Unit ("DGBU") and the Internet Services Business Unit ("ISBU"). On October 21, 1999, we announced our intention to sell the DGBU assets and to focus our future efforts on further developing the ISBU (see Strategy/ISBU).

On June 13, 2000, we completed the sale of the DGBU assets to MacDermid Incorporated ("MacDermid"). As a result, the DGBU operations are disclosed in the financial data as discontinued operations. We believe that our new focus on the Internet and B2B economy will allow us to capitalize on new opportunities for the Internet-based technologies and business-to-business solutions.

The ISBU, started in fiscal 1999, designs and develops technology solutions for the Internet-based B2B economy. ISBU products and technologies target Small businesses, Middle-market companies and Enterprise workgroups ("SME companies"). In addition to other development stage activities, the ISBU currently includes two subsidiaries wholly owned by VFND: (i) B2BXchange, Inc. ("B2BXchange") (this subsidiary was formed in fiscal year 2001 after the initial product debut in October 1999) and (ii) RSPNetwork, Inc. ("RSPNetwork"). In early fiscal year 2001, we created a new segment of activity within the ISBU. This activity is currently referred to as the Venture Resource Group. As we define and expand our involvement with and in development stage Internet companies and opportunities, we ultimately intend to establish this emerging portion of our business as the Venture Resource Business Unit ("VRBU").

As a startup in a new sector, our business strategy is rapidly evolving, as are many aspects of e-commerce. Our strategy, goals and business objectives are constantly being updated, both as B2B e-commerce grows and as our capabilities develop. Information in this report, unless we say otherwise, is as of June 30, 2000, the end of our fiscal year.

The following diagram represents the structure of the Company as of June 30, 2000. The overarching goal of many of our recent B2B e-commerce activities is to optimize and extend the amount of time a user spends accessing the services, market tools, and B2B software applications available at www.B2BXchange.net. In other words, we are working to optimize his or her use of B2BXchange.net with a specific focus on increasing the "stickiness" of our B2B portal through continuing updates which add new functionality.

[The following organization chart includes VirtualFund.com at the top with two lines connected to business units within the Company. On the left is the DGBU, reflected as Discontinued Operations. On the right is a line to the ISBU which consists of two divisions: (1) the Venture Resource Group on the left includes B2BXchange, Inc. and RSPNetwork, Inc.; (2) the Commerce Environment Operating System on the right focuses on our development programs. A better representation of this chart is available within the HTML version of this Form 10-K.]

                                                        VirtualFund.com, Inc.
                                                            Nasdaq: VFND
                                                                  |
                                                                  |
                                   ------------------------------------
                                   |                                   |
            Digital Graphics Business Unit (DGBU)                      |
          Divested to MacDermid                                        |
          June 2000                                                    |
                                                                       |
          [Discontinued Operations]                                    |
                                                                       |
                                                                       |
                                               Internet Services Business Unit (ISBU)
                                                                       |
                                                                       |
                      --------------------------------------------------------------------------------------
                      |                                                                                    |
            Venture Resource Group                                                      Commerce Environment Operating System
 (Consisting of two wholly owned subsidiaries)                                                          (CEOS)
                                      |                                                    (An operating group within VFND)
                                      |                                                                    |
                      --------------------------------------------                                         |
                      |                                          |                                         |
               B2BXchange, Inc.                            RSPNetwork, Inc.                     CEOS Development Programs
               ----------------                            ----------------                     -------------------------
  .    Responsible for the buildout of the      .    Responsible for developing           .    Online tools to promote web site
       1,600+ VerticalXchange Platform of            global Internet infrastructure            "stickiness"
       trading communities to grow their             and systems integration support      .    Online Application Service
       Global Market Power(TM)                       through a worldwide network               Provider ("ASP") tools to generate
                                                     of affiliates operating as                transaction revenue
  .    B2BXchange(TM)brand development               Regional Services Providers          .    Strategic alliance partnering and
       programs                                      (RSPs)                                    e-commerce tool integration
                                                                                          .    Development of proprietary VFND
                                                .    RSPNetwork(TM)brand                       technologies which can drive
                                                     development programs                      recurring monthly revenues

Digital Graphics Business Unit (DGBU)
-------------------------------------

VFND sold the assets of the DGBU to MacDermid in June 2000 for $50 million in cash (less certain post-closing adjustments as agreed on by both companies). The transaction provided for MacDermid to assume working capital assets (DGBU inventory and receivables) and working capital liabilities (DGBU accounts payable and accrued expenses). A post closing update on activity now reflects a final settlement amount between $46 million and $48 million. As a result, the DGBU operations are disclosed in our financial statements as discontinued operations. The divestiture decision was based on our desire to focus on developing and investing exclusively in the Internet space, including Internet, Intranet and Extranet-based software solutions and related Internet technologies.

Internet Services Business Unit (ISBU)
--------------------------------------

The development stage programs of the ISBU are comprised of ongoing projects which require project management, software development and product marketing management, but are not yet ready for product launch or full-scale organizational development. In some cases, these are early-stage research and development projects which require few, if any, senior management resources. These projects take advantage of the efficiencies gained by having an organization that provides a development environment and corporate resources that can be shared by the entire ISBU. We may initially release some or all of these projects to the market in the form of applications or products made available for use within B2BXchange.net. We expect that these projects will directly benefit from the growth that is anticipated from the B2BXchange branding initiatives. Ultimately, some of these projects may progress to include their own specific market distribution channels and a growing "market awareness" requiring organizational operations independent of our other brands while other of these projects may be sold or abandoned.

Many of these technology development projects are making their way into our Commerce Environment Operating System, described below. Active projects currently include, but are not limited to XcomTOOLS, XchangeERP, XchangeEDI, XchangeXML, StorageVault, and DataQuarry.

Commerce Environment Operating System (CEOS). Beginning in fiscal 1996, we started building early components of an Internet-based platform of enabling technologies and operating capabilities. This platform, now known as the Commerce Environment Operating System, is intended to allow us to realize economies of scale while rapidly developing 1,600+ vertical marketplaces. The CEOS is a comprehensive, and yet evolving, suite of tools and services that provides everything a company needs to electronically enable its business.

The Application Service Provider ("ASP") Opportunity.  Internet technology can
----------------------------------------------------
help solve many businesses' problems while offering advantages over installed or packaged business software. For many SME companies, these advantages often include lower license fees ("per seat" licensing costs), lower support and infrastructure costs, increased ease of updating, and enhanced connectivity. Because of this, the ASP model has become an extremely effective and popular way to provide these software applications. In the ASP model, software to be used resides on central computers, and users access the software applications via an industry-standard Web browser.

Although the ASP market has grown rapidly in the last two years, we believe that the present ASP market providers are not organized for the way typical SME companies are organized. Most current ASP market providers concentrate on a single type of business software solution (for example, procurement, intranet or electronic auctions), thus requiring SME companies to establish relationships with multiple (vertical or niche tool) ASPs in an attempt to solve their diverse software application needs. Most ASPs are typically serving only a single "vertical market" by offering only a single type of software application.

Rather than targeting a narrow business need and providing a single tool such as an Intranet or electronic auction, we are structuring an ASP model which simultaneously embraces both broad horizontal market reach and vertical market depth. We provide the first comprehensive suite of tools and services that aims to provide everything an SME company needs to electronically enable its business (our Commerce Environment Operating System). Our CEOS concept is an evolution of the ASP model, and, like an ASP, the Company hosts applications for users to access via a Web browser. However, our software applications are designed for integration within our CEOS, making our solution more attractive and requiring lower maintenance than buying a la carte software applications and services from multiple ASP market providers.

Venture Resource Group subset of the ISBU
-----------------------------------------

Our Venture Resource Group, formed in fiscal 2001, is currently part of our ISBU. This group's activities include two wholly owned VFND subsidiaries: (i) B2BXchange, Inc. ("B2BXchange") and (ii) RSPNetwork, Inc. ("RSPNetwork"). B2BXchange provides online business-to-business tools and services that enable SME companies to become e-commerce enabled. B2BXchange provides:

     . Tools for building private, partner and public Web sites and Web stores . Vertical business-to-business e-commerce marketplace communities known as VerticalXchanges
     . Industry-specific eBusiness tools operating in an online integrated environment.

B2BXchange, through our CEOS, offers subscribing companies and their employees an evolving business operating environment, or Intranet-based platform, including access to software tools and applications that is intended to help them conduct B2B electronic commerce with their suppliers or "trading partners," collaborate with each other, and create and manage the content on their Web sites. Our goal is to make B2BXchange a leading provider of Internet-based business-to-business electronic commerce and communications between suppliers, distributors, customers and employees.

RSPNetwork provides an expanding array of services, including but not limited to, Internet hosting, systems management, security, technical support, systems integration, and business consulting. We intend to continue to add capabilities which create a comprehensive suite of secure and robust hosted Internet services that meet the needs of businesses of most every size. Our RSPNetwork gives our customers around-the-clock access to mission-critical business software applications and data at lower costs than maintaining in-house technical staff, systems and networks. RSPNetwork also uses the online tools and services of B2BXchange to develop complete Extranet solutions, which may be tailored to allow customers to communicate and transact business with their global trading partners.

B2BXchange, Inc. - Market Maker for the B2B Economy
---------------------------------------------------

B2BXchange, Inc. is a growth-stage online software ASP that leverages the Internet infrastructure and planned global integration capabilities of its sister company, RSPNetwork, Inc., and solutions integration affiliates. The B2BXchange solution located at http://www.b2bxchange.net first debuted in October 1999. The product is based on a B2BXchange branded implementation of the ISBU's CEOS platform that allows businesses to easily develop web sites and to set up electronic "stores" in what are designed to be vertically integrated trading communities on the Internet. These VerticalXchanges facilitate secure online transactions with customers, suppliers and distributors. The platform of vertical trading communities is intended to act as a comprehensive source of information, interaction and electronic commerce for the buying and selling of particular categories of goods and services over the Internet. Each of these vertical trading communities is descriptively branded (for example, myPrintingXchange.com, myRestaurantXchange.com, myManufacturingXchange.com, and mySportAviationXchange.com), and focuses on one business sector, catering to individuals with similar business and professional interests. Each vertical trading community will continually evolve in an effort to attract professionals responsible for selecting and purchasing industry-related products and services. We believe that smaller suppliers will join one or more VerticalXchanges in order to have access to new business opportunities in areas they previously would not be able to reach and that this may generate even more suppliers as overall market acceptance grows.

The B2BXchange business portal provides online access to electronic commerce applications that enable businesses to optimize their business processes via the Internet. Our goal is to become a leading provider of B2B e-commerce. We intend to accomplish this by leveraging the Company's more than 16 years of internal software-development and direct marketing experience (the Discontinued Operations) to incorporate our proprietary business solutions and applications and by integrating best of breed third party solutions. We do not develop all of the applications we host, but rather we intend to weave a seamless fabric of alliance partnerships with third party technology companies to integrate their value-added application solutions into our CEOS, while creating cross-functionality with our own proprietary applications.

The Company first previewed B2BXchange.net functionality in October 1999. A second release occurred in April 2000. Release 2.35 was launched in August and Release 2.4 was launched in October 2000. We anticipate Releases 2.45, 2.5, 2.55 and 2.6 will continue to expand the functionality of B2BXchange.net over the next several quarters.

Companies that subscribe to B2BXchange.net receive:

     . a limited scope "free" company Intranet Web site (a private portion of the Internet available to people within a specific company or area) for employees;

     . a secure, limited scope "free" Extranet (a private portion of the Internet available to authorized individuals or businesses who must have a password for access) for transacting business with their supply chain and distribution channel trading partners; and

     . a public, limited scope "free" Internet presence (the portion of the Internet that is available to anyone who has a computer, an Internet connection and "web browser" software or interface to the Internet) within one of B2BXchange's more than 1,600 highly descriptive VerticalXchange domains.

All of these "limited scope" and "free" services may be expanded to increased access and utility at the option of the customer by entering the "fee-based" levels of B2BXchange through a variety of Service Level Agreements.

The objective of these commerce-enabled business-to-business Web sites is to create online trading communities within a targeted vertical market and to provide information and access to individuals who share a common interest and thus can benefit from subscribing to B2BXchange.net.

Ease of Use and Brand Identity. The software tools and applications have been designed to empower non-technical users to create and maintain their own Web sites and establish, update and administer their own e-commerce stores. Once a B2BXchange e-commerce site has been created, customers may selectively upgrade service by having their content linked to more than one of the 1,600+ brand-identified Internet domains, thus creating customer activity in multiple trading communities. Each branded domain focuses on one industry-specific market segment of goods and services. Our goal is that these branded domains will result in industry-specific vertical communities (VerticalXchanges) that will eventually create a large and cohesive global online trading community for those who share common interests. Sellers can build a community of interested buyers; buyers can have a source for competitive products (as well as their own established suppliers); and all companies may share industry-specific information, and collaborate with vendors to increase productivity and streamline the process of buying and selling.

Adopting a ski trail metaphor, we have specified two user interface paths for subscribers (depending on their experience): (1) Green Path for novice users and (2) Black Diamond for experienced or expert users. Each path provides progressive benefits to subscribers. As the Green Path user becomes more familiar with B2BXchange.net and begins using additional applications and services within their selected VerticalXchange, they will progressively gain access to expert functions. We believe that this will enable us to capture subscribers with our ease-of-use and hopefully to generate more revenue as the subscribers' experience level and needs increase.

SME companies provide the opportunity for tremendous content diversity. Smaller suppliers and businesses represent depth and breadth which is most accessible when organized in the hierarchical structure such as that provided by our industry-specific VerticalXchanges. In spite of the growth in computer ownership, a large percentage of the computer users within these SME companies either do not have the technical inclination or the time to engage in putting intricate content online themselves, at least not until they see the financial results of such effort from a progressive, one-step-at-a-time approach. Recognizing this, we have recently embraced a "Green Path/Novice User" configuration within the requirements specification for Release 2.5 of B2BXchange.net. We intend to continually simplify the user interface in order to capture the novice Internet user and allow him or her to effectively use and stay within the B2BXchange.net portal.

While the plan for Release 2.5 includes specific updates for XchangeBUILDER (the online toolset for subscriber creation of Public, Partner and Private sites), we feel that the potential for rapid "viral" growth (word-of-mouth) for B2BXchange.net depends on ease of use. Accordingly, we focus extensively on the user interface to make it as intuitive as possible and to maximize ease of use for the end user. The functionality of the "ASP tools" and "framed applications" available within an industry-specific VerticalXchange ("VX") enables even the novice Internet user to create an operating commerce-enabled Web site. In short, we believe that customer Web site creation needs to be very simple ("Green Path" for novice users) in order for prospective B2BXchange.net subscribers to take the plunge to establish a Web presence, act as community members, and post content in their own public, private and partner Web sites.

We believe the easier the tools are to use, the higher percentage of upgrades we will have to higher service levels. If the toolset is powerful but too complex for the novice user to operate, prospective subscribers are likely to fail to contribute to the customer content of B2BXchange.net. We believe that our business model becomes much more effective when we simplify the use of these powerful Internet tools for subscribers to easily become active customer content participants.

The tools and services designed to capture and retain users include daily news feeds, industry-specific discussion groups, access to publications and targeted industry information, opportunities for online education as well as a growing list of other services. In addition, B2BXchange.net provides business tools that are intended to help customers transact business and at the same time generate recurring monthly revenue for B2BXchange. The tools to drive transaction revenue are specified to include professional buying and selling tools, supply chain-management systems, distribution management tools or Extranets, auction capabilities and software for developing online stores. In conjunction with the deployment of these tools, B2BXchange plans to include an advertising revenue model that is intended to focus on recurring monthly revenues that can be generated at various levels within B2BXchange.net. The following information outlines each user path and describes the tools specified to capture users or drive transactions within each sector.

Green Path Novice Users

 .  Easy Site Creation - Users can develop their own Internet, Intranet or
   Extranet sites without needing to know programming languages such as HTML.

 . Focus on Participation and Adoption - Navigation at this level is planned to be intuitive to encourage the subscriber to spend more time within the VerticalXchange.

 . Facilitate Viral Growth - By making it easy for subscribers to register for participation in a VerticalXchange, members have an "Efficiency Incentive" to tell other people about the advantages of B2BXchange.net and thus to encourage participation by their employees, customers, and trading partners.

 . Huge Specialized Content Potential - Content can be provided from news organizations, trade publications, associations, member companies and others interested in the specific industry. Contributions can be from both large and small businesses.

 . Prospect Database for Paying Customers - Within each VerticalXchange, our sales department has access to a participating audience of industry-specific users who are the best prospects for additional services.

 . Broadcast in English worldwide and work to add local language content -While today's Internet is primarily composed of English language content, this trend is rapidly changing. Through B2BXchange.net, we plan to continue to distribute English language content worldwide but also to engage alliance partners and RSPNetwork affiliates to develop both translations and original local language content.


Black Diamond Expert Users

 . Deep & Specific - VX Content and applications available for expert users will allow access to more sophisticated tools and supply chain relationships.

 . Multiple recurring revenue opportunities exist as we implement industry-specific applications, content, transactions and services. These include:

          .  ASP Transactions Revenue
          .  Commerce Enablement Revenue
          .  Solutions Integration Revenue
          .  Customization Revenue
          .  Web Design Revenue
          .  Hosting and Access Revenue

B2BXchange.net embraces two types of tools: (1) tools to drive site "stickiness" and (2) tools to drive transaction revenue.

Tools to Drive Site "Stickiness"

These tools focus on providing information and resources that encourage users to stay longer within the VerticalXchange once they have entered. Whether for news and information, participation in discussion groups about industry trends, asking questions of industry experts, or just gathering data from associations and publications, subscribers should find these tools a valuable enhancement to their online market experience.

Tools to Drive Transaction Revenue

These tools are designed to help users conduct business - with their employees, customers, suppliers and trading partners. Whether they are buying products from their suppliers, providing information to their distribution channel or trading partners, or developing a storefront to promote e-commerce to their customers, B2BXchange.net is specified to offer transaction tools including: auctions, distribution management tools, buying/selling tools, supply-chain management capabilities and more.

VerticalXchanges and Advertising Revenue

At each level within B2BXchange.net and within each VerticalXchange, there are multiple opportunities for developing recurring advertising revenue. We plan to implement advanced advertising programs for subscribers, customers, and alliance partners. Ultimately, we expect to be able to generate monthly recurring revenue through data-mining-based advertising placed at various points throughout the VerticalXchange sites which is targeted at specific types of participants or specific user profiles.

Revenue Model. Casual users may browse the content without signing up until they decide to participate. To access the tools of B2BXchange.net, participants must "register" for the service by supplying information such as their name, company name, market, and e-mail address. B2BXchange.net provides registered subscribers with free basic versions of its software tools and applications, along with specific allotted amounts of network disk space and Internet bandwidth (access speed). Our intent is that free subscribers will find enough value in B2BXchange.net that they will convert into paying customers and will pay monthly fees. We charge monthly for enhanced software tools, upgraded application features, more disk storage space for customer data, and more bandwidth providing faster system access for users and their supply chain and distribution channel trading partners. Monthly fees that are expected to be charged to these customers range from $30 to $3,000 and up, depending on the level of service required by the customer.

Diagram
The following summary diagram reflects the flow of content and activity between the specified components of the B2BXchange.net platform.

There are four boxes within the chart, each representing an area discussed on the previous page. The upper left box refers to Black Diamond Expert Users and lists specific opportunities for revenue from these customers. The lower left box describes the benefits for Green Path Novice Users. Both types of users are connected to the VerticalXchange and thus to each other. This is represented on the diagram by arrows pointing from VerticalXchange to each box.

The upper right box details the Tools to Drive Site "Stickiness" as outlined on the previous page and the lower right box summarizes Tools to Drive Transaction Revenue. These tools are used for both Black Diamond and Green Path users and thus are connected via arrows through VerticalXchanges. The Advertising Revenue which appears in the middle of the diagram indicates that we plan to offer advertising at each level within B2BXchange.net. A better representation of this chart is available within the HTML version of this Form 10-K.

B2BXchange.net

------------------------------------------------------------------------------------------------------------------------------------
  --------------------------------------------------                   -------------------------------------------------
  Black Diamond Expert Users                                           Tools to Drive Site "Stickiness"
  --------------------------------------------------                   -------------------------------------------------
   .   Deep & Specific                                                  .   Experts, FAQ Database
   .   Repeat Customer Revenue                                          .   Discussion Groups
   .   ASP Transactions Revenue                                         .   Education
   .   Commerce Enablement Revenue                                      .   Publications
   .   Solutions Integration Revenue                                    .   Associations
   .   Customization Revenue                                            .   Daily News Feeds
   .   Web Design Revenue                                               .   Powerful Search Tools
   .   Hosting and Access Revenue                                       .   Global Content
  --------------------------------------------------                   -------------------------------------------------
                      /|\                                                                     /|\
                       |                                                                       |
                       |                                                                       |
                       |                                                                       |
        VerticalXchange / VerticalXchange / VerticalXchange / VerticalXchange / VerticalXchange / VerticalXchange
                       |                                                                       |
                       |     /                                                           \     |
                       |     -------------------- ADVERTISING REVENUE --------------------     |
                       |     \                                                           /     |
                      \|/                                                                     \|/
  --------------------------------------------------                   -------------------------------------------------
  Green Path Novice Users                                              Tools to Drive Transaction Revenue
  --------------------------------------------------                   -------------------------------------------------
   .   Easy Site Creation, Focus on Participation                       .   VX Communities of Suppliers & Customers
   .   Facilitate Viral Growth                                          .   Professional Buying Tools
   .   Huge Specialized Content Potential                               .   Professional Selling Tools
   .   Prospect Database for Paying Customers                           .   Supply Chain XchangeEDI/XchangeXML
   .   Broadcast in English worldwide and work                          .   Distribution Management Tools, Extranet
       to add local language content                                    .   Storefront, XcomTOOLS
   .   Global Market Power(TM)                                          .   Auction Site, Green Path Content
  --------------------------------------------------                   -------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------


Subscriber Growth. By offering free, easy-to-use basic versions of electronic commerce applications within B2BXchange.net and by allowing subscribers to create their business web presence in one of over 1,600 industry-specific branded domains, we believe that the increased productivity and cost savings associated with doing business online will encourage both free registrations and paying subscriptions within B2BXchange.net. As the free subscriber base grows and as a percentage of companies are converted into paying customers, we believe that B2BXchange.net will develop into a virtual business community whose members can conduct electronic transactions with other registered businesses as well as communicate and trade with outside business concerns. We also expect that smaller suppliers will join one or more VerticalXchanges in order to have access to new business opportunities in areas they previously would not have been able to reach cost-effectively, and that this may generate even more suppliers as overall market acceptance grows.

We also intend that subscriber growth should also be driven by VX Specialists and Business Development Managers (BDMs). We currently employ a limited number of VX Specialists, commission-based or salaried individuals who are experienced in and have established contact within an industry-specific vertical market segment. They are chartered to focus on building the industry-specific content and subscriber base of particular vertical markets. BDMs are primarily commission-based salespeople who are chartered with building a variety of VerticalXchanges within a specific, but non-exclusive, geographic territory. Their focus will be on turning "free" subscribers into paying customers by building participation in one or more of the available VerticalXchanges. B2BXchange.net software and services are expected to drive this cycle by including buying and selling tools, supply chain XchangeEDI/XchangeXML software, Extranet distribution management tools and XcomTOOLS commerce enabling software. The commission-based BDMs are expected to be deployed in a decentralized fashion with personnel stationed in numerous locations domestically and abroad.

RSPNetwork, Inc. - The Global Extranet Experts(TM)
--------------------------------------------------

RSPNetwork, which was formed in December 1998 through our acquisition of K&R Technical Services, Inc. (d/b/a TEAM Technologies), is a hosting, information technology consulting and systems integrator. Today RSPNetwork is a provider of a comprehensive suite of hosting and enhanced Internet professional services designed to enable customers to setup and manage their Web sites more effectively than with internally developed solutions. Its Web hosting services provide secure and robust solutions to meet the needs of businesses of all sizes as customer Web sites develop from low-end marketing "brochure-ware" to mission-critical e-commerce uses. The tools of B2BXchange.net are available through an "ASP" environment that is hosted and maintained within RSPNetwork's data centers and co-location facilities. The ASP model, combined with the tools and applications within B2BXchange, enable solutions that can give customers around-the-clock access to mission-critical applications and data at lower costs than maintaining in-house technical staff, systems and networks. In addition, RSPNetwork has a number of long-term client relationships (including several Fortune 500 companies) for which it provides systems and network integration services and professional support services such as onsite training and staffing.

RSPNetwork provides the infrastructure that allows companies to create business solutions on the Internet. In addition to providing business technology system design, implementation and support, RSPNetwork provides hosting services that we believe offer a high-quality, reliable blend of technological expertise, partnering ability and an in-depth understanding of business process modeling. We believe RSPNetwork is developing the infrastructure, resources, application management expertise and industry relationships required to capitalize on this emerging global market opportunity.

In addition to hosting B2BXchange.net and other mission-critical customized applications, global affiliates of RSPNetwork can provide professional Information Technology ("IT") services. These include design, development, implementation, support and maintenance of Internet and other information technology solutions on both a "fixed fee" and "time-and-materials" basis under short-term and long-term contracts. RSPNetwork is chartered to focus on the development of a global family of independent third-party systems integrator affiliates, or Regional Service Providers, who sell tools developed by the Company or who customize applications for customers using tools and services provided by the Company. These online tools and services include, but are not limited to, B2BXchange.net.

The RSPNetwork affiliate program is designed to recruit and train a global network of third party solutions integrators who can, among other objectives, assist with both the English and local language buildout of the more than 1,600 VerticalXchanges of B2BXchange.net. We believe that prospective affiliates of RSPNetwork have a myriad of opportunities with which to generate incremental revenue for their independent operations.

By recruiting and training affiliated RSPs worldwide, RSPNetwork intends to develop a scalable source of integration resources and authorized resellers to assist with the local language content of the VerticalXchange trading communities. While the primary trading environment is designed to rebroadcast in English from RSPNetwork co-location data centers worldwide, the addition of local language B2BXchange.net content from many nations is a part of the long-term RSPNetwork plan.

We believe RSPNetwork provides these advantages to its customers:

Performance and Reliability. RSPNetwork's hosting solutions help to ensure that customer web sites, applications, and data are continuously online. RSPNetwork operates a state-of-the-art Network Operating Center in Cedar Falls, Iowa, and is expanding to include multiple co-location facilities which access the capabilities of delivery partnerships with AboveNet Communications, and Onvoy Communications. Together, these data and co-location centers provide high-quality performance and reliability through features such as a redundant, high-speed, secure network architecture, direct connections through the world's largest Internet backbone providers, continuous system monitoring, alternate power sources, environmental controls, regular data back-ups and fault-tolerant hosting platforms. The network operations center monitors the RSPNetwork hosting operations 24 hours a day, 7 days a week and allows its staff to minimize service interruptions. Our data center features system administration to manage user IDs, passwords, and email accounts; backup and recovery operations. RSPNetwork uses Secure Sockets Layer ("SSL") encryption and digital certificates from VeriSign to provide secure data transmission across the Internet. In addition, our data center operations feature redundancy at multiple points to reduce system downtime. We work 24/7 to provide the service which allows our customer sites to remain open for business around-the-clock.

Through Remote Enterprise Management ("REM") for e-business, RSPNetwork offers the ability for clients to outsource enterprise management. REM allows companies to utilize our remote data center and expertise and manage

LAN/WAN components and Web/Firewall services. REM monitors the status of servers, networks, applications and databases, using "agents" that are installed in a customer's mission-critical servers. If a problem is detected, the agents send an alert. Prompt action is taken to resolve the problem based on the customer's requirements.

Cost Savings. RSPNetwork's customers benefit from its focus on hosting and the capital resources and labor investments that have been made to support its hosting and enhanced Internet professional services. Customers attempting to replicate RSPNetwork's performance and reliability would need to make significant expenditures for equipment, personnel and dedicated Internet bandwidth. RSPNetwork's solutions are significantly more cost-effective and potentially more reliable than most in-house solutions deployed by SME companies. Businesses with low-end application requirements and businesses whose Internet operations require sophisticated mission-critical integration and support can benefit through a step-by-step implementation approach. The online business-to-business investment can be proven to provide immediate return on investment with each incremental level of participation. Users no longer have to commit to a huge IT budget in advance.

Customer Service. RSPNetwork is dedicated to providing the highest quality customer service and seeks to provide rapid and accurate responses through customer service personnel who can answer questions over the telephone or via e-mail. RSPNetwork has invested in advanced customer service software and call routing technology to streamline the customer service process. In addition, RSPNetwork's customer service organization can address technical problems and infrastructure support requirements of global customers 365 days a year.

For even more sophisticated users, RSPNetwork intends to provide traditional customization and "Legacy" systems integration services using RSPNetwork personnel and affiliates. Legacy systems are applications and data that have been inherited from platforms and techniques earlier than current technology; and yet, continue to serve a critical need within the customer's business. Many companies who are migrating to new technology require customization services of a vendor like RSPNetwork to enable the new technology to coexist and interact with their existing systems. RSPNetwork bills customers based on the amount of time and resources needed to complete individual customization and integration projects. This customized approach can result in significantly higher fees than the more automated B2BXchange.net revenue model.


Strategy / ISBU

Our strategy is to continue to internally develop or invest in promising Internet opportunities and technologies worldwide which we believe offer high growth and increased gross margin potential. As these opportunities and technologies are developed, we intend to consider packaging them together into branded Internet ventures and to consider seeking supplemental financing by offering minority equity interests in such ventures. We believe that this strategy may provide the ability to significantly increase overall shareholder value as well as provide capital to support long-term growth of our subsidiaries and our investments in emerging technologies.

The key elements of this strategy are:

Continue Our Acquisition Program. We intend to continue our acquisition program, which began with our acquisition of K&R Technologies in fiscal 1999, to capitalize on consolidation opportunities in the Internet professional services market worldwide and to build our ISBU technical resources, systems and infrastructure. Our goal is that these acquisitions will also result in substantial operating synergies, greater internal growth and cost savings due to economies of scale. We also hope to capitalize on certain "best practices" that we may identify within our acquisitions to maintain our competitive advantage and to ensure ongoing delivery of high quality Internet professional services to our customers. As of October 4, 2000, we have entered into a Purchase Agreement for a small software development operation in the Southwest region of the United States which we intend to merge into our Continuing Operations. We have a period of time in which we can continue due diligence and close this transaction according to the terms of this Agreement. We are continuing to look for additional Internet software development and systems integration acquisition opportunities which we believe are a good fit for our Continuing Operations. Several other "small acquisition" discussions are now progressing simultaneously in the Midwest region of the United States.

With any growth plan, management constantly reassesses the timing and priority of programs which are intended to contribute to top-line growth and bottom-line results. With the progress we have now made on the platform performance of B2BXchange, we currently anticipate shifting our priorities to emphasize the commitment of a significant amount of management's time and our available resources to build Continuing Operations through a series of acquisitions which are designed to expand and strengthen our technical resources, extend our geographic reach and quickly grow the top-line performance through consolidation of existing revenues from acquisition candidates.

Build the B2BXchange Brand. Building a strong B2BXchange brand identity within many market segments with a broad array of VerticalXchanges conducting many-to-many e-commerce transactions is a key element of our strategy. We believe that this brand, which currently includes more than 1,600 industry-specific descriptive Internet domain names, should be enhanced as B2BXchange.net rapidly expands our current FastStart program. The FastStart program is a marketing approach which uses dedicated internal resources for the rapid and simultaneous build-out of dozens of VerticalXchanges. We intend to continue to build our brand and strengthen recognition by marketing our full range of services through an integrated communications program using public relations, online advertising campaigns, targeted tradeshows, print ads, sponsorships, direct mail, and cooperative promotions with key Internet hardware and services vendors. As of October 2000, the program is known as the FastStart 33 and includes:

        --------------------------------------------------------------------------------------------
          myAgriculturelXchange.com                        myManufacturingXchange.com
        --------------------------------------------------------------------------------------------
          myAssociationXchange.com                         myPrintingXchange.com
        --------------------------------------------------------------------------------------------
          myBankingXchange.com                             myPublishingXchange.com
        --------------------------------------------------------------------------------------------
          myBoatingXchange.com                             myRacingXchange.com
        --------------------------------------------------------------------------------------------
          myComputerXchange.com                            myRealEstateXchange.com
        --------------------------------------------------------------------------------------------
          myConstructionXchange.com                        myRestaurantXchange.com
        --------------------------------------------------------------------------------------------
          myConsultantXchange.com                          myRetailXchange.com
        --------------------------------------------------------------------------------------------
          myElectronicsXchange.com                         mySailingXchange.com
        --------------------------------------------------------------------------------------------
          myFishingXchange.com                             mySportAviationXchange.com
        --------------------------------------------------------------------------------------------
          myGlobalTradeXchange.com                         mySystemsIntegratorXchange.com
        --------------------------------------------------------------------------------------------
          myGolfXchange.com                                myTradeshowXchange.com
        --------------------------------------------------------------------------------------------
          myGovernmentPurchasingXchange.com                myTravelXchange.com
        --------------------------------------------------------------------------------------------
          myHeavyEquipmentXchange.com                      myWholeSaleXchange.com
        --------------------------------------------------------------------------------------------
          myHotelXchange.com                               myWriterXchange.com
        --------------------------------------------------------------------------------------------
          myInsuranceXchange.com                           myYachtingXchange.com
        --------------------------------------------------------------------------------------------
          myLegalServicesXchange.com                       iStartupXchange.com
        --------------------------------------------------------------------------------------------
                                                           iResourceXchange.com
        --------------------------------------------------------------------------------------------

Soft Landing. We also believe that B2BXchange.net provides an opportunity for Internet start-ups seeking a broader Internet audience than they are capable of implementing or achieving themselves. By syndicating their technology, product, service or content across the VerticalXchange trading communities, B2BXchange.net alliance partners should be able to expand their market reach, increase their selling opportunities and, perhaps, complete or even extend their business offering. Many of these companies have unique application solutions or value-added content but lack the resources and distribution system to maximize their product's potential. B2BXchange.net offers many companies, which may not be able to achieve critical mass in the marketplace on their own, a "soft landing" for their efforts. We intend to solicit alliance partners on the basis that, with the ".com" market fallout rate increasing, the syndication opportunities available through B2BXchange.net could be more attractive to technology company management and investors than many of the alternatives.
Based on revenue sharing syndication opportunities, there is no longer a compelling reason to insist on "going it alone" in an effort to build a "dotcom" brand. To facilitate these application integration efforts, we are now initiating a technical development path for the CEOS which includes the addition of, and modifications necessary to support, an Application Programmers Interface ("APIs"). The APIs enhancement of the CEOS and its implementation within B2BXchange represents a long-term commitment to integration of third party applications.

Build the RSPNetwork Brand. We intend to focus the activities for brand building for RSPNetwork around the global RSPNetwork affiliate program. This focus is intended to allow us to provide solutions for customers worldwide based on regional expertise and support as we capitalize on acquisition or partnerships with strong IT consulting companies or RSPs on a global basis. Such entities' local presence combined with the capabilities of RSPNetwork, and the alliance partnership between RSPNetwork and VFND's other companies, should help create market awareness and word-of-mouth reputation for our IT services. We also intend to create a value-added system for handling RFP (requests for proposal), RFQ (requests for quotation), and bidding on IT services and contracts. This program is planned to include matching RFPs to affiliates in the relevant geographic or subject area who have the expertise to handle customer requests. This program, to be based at www.RSPNetwork.com, is also intended to become part of B2BXchange.net's

"mySystemsIntegratorXchange.com." We are also planning to offer other value-added services such as staff augmentation and REM services; however, these are at an earlier stage of development.

With the significant performance improvements available through the October 2000 release of http://www.B2BXchange.net, Release 2.4, we now feel the product functionality is sufficient for us to emphasize the B2BXchange Platform and related toolset as we set out to expand the RSPNetwork affiliate program. By utilizing the standardized tools of B2BXchange, RSPNetwork affiliates should be able to grow their businesses within their respective regions and form productive alliances with other affiliates in order to better service their larger clients who have geographically dispersed operations.

The addition of the APIs to our CEOS will also facilitate the customization and integration efforts of RSPNetwork affiliates worldwide. The following graphic reflects the systems architecture we are moving toward with the specifications of Release 2.5. The illustration is representative of the flexible model required for continually adding third party software applications and services to the Massively Interactive Content, which is the foundation of the B2BXchange Platform. Supporting RSPNetwork affiliates with published APIs is expected to enhance the RSPNetwork brand value for both affiliates and their customers going forward.

Diagram Description

A graphic that shows the current B2BXchange Architecture is omitted from this Form 10-K; it can be found on our Web site at http://www.virtualfund.com/pressroom/10K-chart.htm. This diagram shows three layers within the current B2BXchange Architecture, which is subject to change without notice: Application Layer; Services Layer; and Persistence Layer. The Application Layer components provide end user functionality; the Services Layer components support the functionality required for multiple applications; and the Persistence Layer components provide data storage and retrieval functionality.

Our Application Layer (end user functionality layer) has three boxes based on the classifications of tools offered on B2BXchange.net: (1) Commerce, (2) Collaboration, and (3) Content. The Commerce box includes tools that allow electronic transactions, such as XcomTOOLS, Auctions and XchangeBUILDER. Collaboration includes tools that enable users to communicate more effectively, such as Discussion Groups and XchangeEXPERT knowledge database software. Content includes tools that provide information, such as Personal Center (news, weather, etc.), File Center, and XchangeADMIN for administrative functions.

The Services Layer (components that support the functionality required for multiple applications) controls the manner in which the Applications Layer communicates to the database. For example, XchangeBUILDER would connect to several of the services through the appropriate APIs in order to communicate correctly with the database. Another application, such as XchangeEXPERT, might connect to the same or different services. This would also be done through the appropriate APIs. The Services Layer provides such features as session security, VerticalXchanges, personalization, entity management, news, logging, system metrics, billing, search engine, proxy service, store, and e-mail.

The Persistence Layer is the B2BXchange database that is the heart of B2BXchange.net. The APIs provide a set of development specifications which will allow any internally developed or third-party application to be easily integrated into the CEOS. The PODB, or Persistence Object Database, allows applications to save and retrieve information from the database.

Expand Subscriber Growth. B2BXchange.net reaches subscribers through multiple methods including Internet-based marketing, direct mail, direct contact at tradeshows, indirect contact through referrals, and inbound and outbound telephone contact. B2BXchange intends to continue expanding these methods to further enhance its ability to attract customers. The planned efforts include the deployment of a worldwide commission-based Business Development Manager and Business Development Partner ("BDM") program as discussed earlier.

Leverage the B2BXchange and RSPNetwork Customer Bases. B2BXchange and RSPNetwork both intend to capitalize on the enhanced revenue potential of their respective customer bases and of any future acquisitions by leveraging the numerous cross-selling opportunities of the expanded line of branded service offerings. B2BXchange and RSPNetwork intend to use multiple sales methods, including a direct sales force, BDMs and RSPNetwork affiliates to target specific customer segments within the diverse customer base for deployment of new technologies. These activities allow us to cross-sell and upsell IT services and access to software applications, as we build recurring monthly revenues. We also plan to coordinate the efforts of both the B2BXchange and RSPNetwork sales forces to increase customer leads and referrals globally.

Develop Strategic Relationships. We have established and continue to seek strategic relationships that enhance our infrastructure and distribution capabilities and broaden our product offerings. We believe that our alliance partner and supplier arrangements with companies such as Microsoft Corporation, UUNET Technologies, Computer Associates, AboveNet Communications, Check Point, Sun Microsystems, and Oracle Corporation, among others, enable us to provide complete, scalable and reliable ASP/hosting solutions to our customers. Some of these relationships are with companies who have divisions or operations that may compete with us in certain markets. We believe that this will not hinder our business relationship with these companies.


The Global Market / ISBU

Many of the estimated 25 million SME companies operating globally are intimidated by the Internet. They know they need to use it to run their businesses to stay competitive. Their customers and trading partners are starting to demand it, yet they are slow to adopt new methods due to the technical challenges and are reluctant to risk changing their business practices. We are developing a number of solutions that can facilitate their implementation of new business-to-business technologies.

The U.S. Small Business Administration ("SBA") estimates that business-to-business electronic commerce transactions accounted for between $17 billion and $24.1 billion in 1998. However, less than 30 percent of the nation's small businesses accept orders on the Web, and far fewer can process credit card transactions. SME companies represent a significant economic force: more than half the Gross Domestic Product of the U.S.A. according to the SBA.

These companies are very sensitive to the cost of growing their businesses online. And with good reason: Gartner Group estimates that the average commerce-enabled corporate web site costs $1 million to get up and running effectively. Even packaged software becomes prohibitive once the typical three to five dollars in implementation costs for every dollar of software license fees are accounted for.

Growth of the Internet. The Internet is experiencing significant growth and is emerging as a global medium for communications and commerce. International Data Corporation ("IDC") estimates that the number of global World Wide Web users will increase from about 97 million at the end of 1998 to about 320 million by the end of 2002, a 34.6% compounded annual growth rate. IDC also estimates that the number of Web users in the United States will increase from approximately 53 million at the end of 1998 to about 136 million by the end of 2002, a 27.4% compounded annual growth rate. During this same period, the number of business web sites in the United States is projected by industry analysts to increase from approximately 650,000 in 1998 to approximately 2.6 million in 2002, a 41.1% compounded annual growth rate. This growth in the number of Web users and number of web sites is being driven by a number of factors including:

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

A September 1999 Goldman Sachs Investment Research Report estimates that total business-to-business revenue will grow from $114 billion in 1999 to $1.5 trillion in 2004, a 67.5% compounded annual growth rate.

In the last several years, a large number of businesses have emerged with operating models that are exclusively dependent on the Internet. More importantly, traditional businesses of all sizes are working quickly to establish a Web presence and to learn to conduct business-to-business e-commerce on the Internet. Many of these businesses established their initial Web-based presence with a simple, static electronic "brochure" for marketing purposes. As they become more familiar with the Internet as a communications platform, an increasing number of businesses are implementing a more complex, mission-critical B2B-centered presence on the Internet that encompasses sales, customer service, customer acquisition and retention, employee communications and e-commerce between suppliers and business partners.

Trend Toward Broadband Communications. We believe that existing trends toward increase network bandwidth for wired, wireless, and satellite-based information networks bode well for our business strategies. As an example, broadband network infrastructure is growing geometrically. According to EMC Corporation,:

     "A huge buildout of the fiber optic networks will make it seem as though bandwidth is free. The Web infrastructure will bulk up tremendously in the next five years with effective use of fiber-optic cable miles expected to jump from 20 million to 20 billion worldwide. The capacity of each fiber can be boosted a thousandfold by dense Wavelength Division Multiplexing (WDM) which uses multiple lasers and transmits several wavelengths of light (lamdas) simultaneously over a single optical fiber. Each signal travels within its unique color band, which is modulated by the data (text, voice, video, etc.). WDM enables the existing fiber infrastructure of the telephone companies and other carriers to be dramatically increased. Vendors have announced WDM system, or DWDM (dense WDM) systems, as they are also called, that can support more than 150 wavelengths, each carrying up to 10 Gbps (gigabits per second) Such systems provide more than a terabit per second of data transmission on one optical strand thinner than a human hair."

The net effect of all of this technology focus on the buildout of these superfast broadband delivery infrastructures by global communications companies: the future global availability of what we call "massively interactive content." VFND is now building the tools and refining the service offering of B2BXchange.net and our CEOS to become a syndicated provider of our own brand of Massively Interactive Content.

Trend Toward Outsourcing. According to a leading industry analyst, U.S. firms (including SME companies) are now spending approximately 25% of their overall information technology ("IT") budgets on outsourcing services. These services include packaged application software implementation and support, customer support and network development and maintenance. We believe that the reasons for the growth in outsourcing include:

     .    the desire of companies to focus on their core competencies;

     . the increased costs that businesses experience in developing, maintaining and upgrading their networks and software applications;

     . the fast pace of technological change that shortens time to obsolescence and increases capital expenditures as companies attempt to capitalize on leading-edge technologies;

     . the challenges faced by companies in hiring, motivating and retaining qualified software development specialists, network engineers and other IT employees; and

     .    the desire of companies to reduce business deployment times and risk.

Trend Toward Web Hosting Outsourcing. Many SME companies lack the resources and expertise to cost-effectively develop and to continually enhance and host their own Web sites with evolving technologies while maintaining a fault-tolerant and scalable network infrastructure. SME companies typically lack the skilled technical resources and capital to design their own commerce-enabled Web sites and install, maintain and globally monitor their own Web servers and Internet connectivity. Large businesses typically require state-of-the-art facilities and networks that are monitored and managed around the clock by experts in Internet technology and that can be upgraded and scaled to meet the needs of mission-critical Internet applications. As a result, enterprises of all sizes are seeking outsourcing arrangements to help build effective Web sites, extend the global use of current sites and to improve site reliability and performance, while enjoying continuous monitoring of their worldwide Internet operations with reduced costs.

Trend Toward Application Hosting Outsourcing. Many SME companies and other businesses increasingly face competitive demands to automate key business processes. In the last several years, this problem has been exacerbated by a shortage of skilled technical and IT professionals worldwide. Until recently, implementation of Internet applications required development of customized in-house software applications or the customization of existing prepackaged software, making such customized implementations very costly and complex. This also made implementation time frames and costs unpredictable. Because of this, businesses of all sizes are expected to continue to outsource the hosting of these and other software applications to improve core business processes, reduce costs and enhance global reach.

B2BXchange combines the power of the ASP model with the electronic commerce market model. The Delphi Group found, in a survey of Fortune 1000 companies:

     "Nearly 40% of all respondents are already participating in a trading community, and fully two thirds participation is anticipated by year end 2000. This is telling in the perception of the importance and inevitability of the role of trading communities to facilitate the business process outside the brick and mortar walls of the average organization. Just short of 90% is expected to be participating by the end of 2001."

We believe that where the Fortune 1000 leads, the rest of the market should follow, and the SME companies who supply the big companies will be encouraged, if not forced, to participate in Internet-based online markets.

The e-market opportunity is growing dramatically. Morgan Stanley Dean Witter projects that corporate goods obtained through auction will grow from one percent in 1999 to five percent by 2003. A survey by Purchasing Magazine found that eight percent of purchasing managers had joined an online marketplace, and 71% said they planned to. Goldman Sachs found that 54% of enterprises are now doing some purchasing on the Web. Further, 43% expect to spend more than $500,000 on B2B software in 2000, concentrating mostly on e-markets, supply chain, and distribution capabilities. Most respondents indicated they expect to spend up to 25% of their e-commerce budgets on Internet-based solutions.

With the 1,600+ VerticalXchange Platform providing a broad infrastructure for e-marketplaces, we plan to position B2BXchange.net as a familiar destination where companies of all sizes can transact business securely as well as collaborate with peers and find pertinent industry-focused information. Zona Research said, "We feel that vertical industry sites offer unique advantages that come from building online communities, including working with like minded buyers and suppliers, and enabling the exchange of industry-specific news and information." eMarketer believes that 34% of business-to-business e-commerce will be transacted through public exchanges by 2004. Estimates by other researchers range from 30.5% by the Yankee Group to 63.4% by Keenan Vision.

The Global Opportunity. The B2BXchange opportunity is even larger when international markets are considered. As an example, Access Media found that the market for Internet, IT, and communications-related products and services among SME companies in France, Germany, and the United Kingdom is $40 billion, with online services rising from $5 billion in 2000 to $9 billion in 2002. IDC says ASP spending will grow to $7.8 billion for a 92 percent compound annual growth rate from 1999 to 2004.

Through the programs of B2BXchange, Inc. and RSPNetwork, Inc., we intend to gain first a foothold (and eventually a meaningful position) within in the following high growth markets. Our hosting, access, data storage, and regulated bandwidth revenue streams are expected to come from a market that is estimated to be $16.8 billion in 2002. Our advertising revenue stream partakes in the online business-to-business ad revenue market, which analysts predict will grow to $720 million in 2000. Our application rental revenue streams should benefit from the tenfold growth Dataquest projects for ASP revenue, which is expected to grow to $22.7 billion in 2003. We expect our transaction revenue stream to take advantage of the nearly $850 billion in e-marketplace transactions by 2004 predicted by the Yankee Group.

Our strategy is to prove our core business and revenue models domestically and then aggressively market internationally. In preparation for international expansion, we are actively seeking global marketing partners to build the B2BXchange and RSPNetwork brands overseas. The B2BXchange platform is readily modifiable to support multilingual content and can empower these regional alliance partners to leverage our investment in Internet technology by providing global e-market content in English while adding localized content in the native language(s) of each region. Bringing overseas subscribers into the B2BXchange network and enabling them to find new trading partners and transact business online should enhance the network effect and Global Market Power(TM) for all B2BXchange.net and RSPNetwork customers.

Products / ISBU / B2BXchange / RSPNetwork

ISBU's Commerce Environment Operating System. The CEOS, as described in Internet Services Business Unit (ISBU) section earlier in this Form 10-K, provides the infrastructure for our business-to-business Internet solutions under license.

CEOS platform-based tools and applications are currently specified to include, but are not limited to:

XchangeBUILDER(TM) - Easy-to-use template-based system for Web design. This completely automated system allows untrained users to create, edit, monitor and manage professional-looking Web sites without knowing complicated developer languages or file-transfer processes. XchangeBUILDER allows users to create and modify content using professional templates, and enables real-time modifications to personal, private and partner Web sites. No HTML (hypertext markup language) experience is required. The continued simplification of the user interface of B2BXchange.net is a high priority for our entire team.

XchangeEXPERT(TM) - Dynamic knowledge database. This dynamic knowledge database allows companies to capture, collect and disseminate information and knowledge using a topical online database. Information associated with projects, processes and best practices can be collected and retained in a set of tightly organized, and linked databases that support key corporate initiatives and this information can be made available to anyone in the company. "Experts" provide the input through question and answer exchanges. Users seeking answers to questions can query existing knowledge bases or submit a question to one or more designated experts. Experts edit and respond to questions in a secure area. Once the answer is complete, an e-mail notification is sent to the questioner and the database category or topic is automatically updated. Answers in the knowledge base can contain attached documents, links to additional resources on the company Intranet, or links to public sites on the Internet.

XchangeSEARCH(TM) - Tools for finding information on the Internet quickly. This easy-to-use search engine enables users to perform complex searches more quickly and easily within B2BXchange.net. There are many kinds of searches which we believe customers will want to perform on the data within the "Public," "Private" and "Partner" portions of the Web sites contained in our fault-tolerant data centers. As we add significant subscriber content, we plan to add a more powerful set of features to our VXsearch software within B2BXchange.net. The VX software allows the user to search not only for keywords, but also to search by pre-set "context variables," allowing the keyword search to be conducted only within one or more specified VerticalXchanges. For example, a user might search for the keyword "Cobra" only within the "myMuscleCarXchange.com" versus "myGolfXchange.com" or "myAnimalBreederXchange.com." Ultimately, we plan to have the ability to exclude variables as well as to incorporate various types of delimiters for VXsearch functions. Since we control both the content location and the data structure, we can create a search tool with tighter coupling to the data and thus let the system do the sorting and elimination instead of the searcher.

We plan to add numerous search features to the VXsearch tool that empower a user when they run an alphabetical list of all VerticalXchange subscribers to B2BXchange.net. As we grow, we will need to have this "List All Sites" procedure allow us to specify one letter through another letter in case the user wants to just pull up all Web sites that begin with the letter "M" through the letter "P", whether within an industry-specific VerticalXchange or as a subset of the entire alpha-sorted database. Additional functionality should offer vendors a simple, plain English, keyword feature for increasing the yield of VXsearch results. We will endeavor to continue to increase the effectiveness available when searching VerticalXchange "Description" fields by specifying fields such as city, county, state, country, zip code, area code, and other context delimiters which may become more useful as the content database becomes truly massive. As the scope of our managed Internet content grows, these types of features can save valuable time for the user suffering from information overload.

XcomTOOLS(TM) - Comprehensive Tools for commerce-enabling businesses via the Web. XcomTOOLS is a powerful suite of electronic commerce software developed by VFND which incorporates integrated sales management tools, supports multiple languages for global web site sales, allows multiple warehouses and shipping locations, and accepts instant credit card transactions and open accounts. Modules include an electronic showroom and catalog where customers can browse and order products and a site management tool to create specific targeted promotions to allow individual personalized and customized marketing. Store, product, and customer-specific sales promotions allow individual targeted selling based on customer history or buying habits. Site administrators can create tailored sales and product line reports, which can be saved and run automatically. An inventory management tool provides inventory visibility for multiple warehouses and multiple shipping locations. An integrated sales management tool provides account information for sales representatives. B2BXchange licenses the proprietary XcomTOOLS application, as well as several other tools listed here, from VFND as part of the CEOS, platform-based VerticalXchange solution.

XchangeERP(TM) - Comprehensive tools for purchasing goods and services. Enterprise resources are the goods and services required to operate a company, ranging from items such as information technology, telecommunications equipment and professional services, to recurring items, such as office equipment, supplies, travel expenses, maintenance and repairs. Today, most SME companies and other businesses use paper-based methods to acquire and manage operating resources. Much of the process is costly and time consuming and often requires a clerk to re-enter data. It can become an administrative logjam as various individuals and departments are involved in the approval cycle.

Enterprise Resource Planning ("ERP") software, which is usually installed in a company's Information Technology department and is accessed through the company's internal network, addresses the issues of procuring goods and services and tracking them through a system. ERP software, which provides a modern, electronic infrastructure that allows corporations to manage resources strategically, is generally a very costly expenditure for SME companies to justify. XchangeERP, which is currently in the concept development and partnering stage, is expected to offer not only traditional ERP functions but also to leverage Internet technologies to make it affordable through a secure connection to the Internet. When released, we expect that participating SME companies will pay a monthly subscription fee to use XchangeERP and lower overall transaction costs. XchangeERP is intended to be more than just another electronic procurement solution because we expect it to help streamline the management of most operating resources, including capital equipment, services, and other items requiring approvals through the internal business requisition processes. XchangeERP is intended to provide a comprehensive system for managing most items requiring approval within one integrated and secure system accessible via the Internet.

XchangeEDI(TM) and XchangeXML(TM) - Protocols and formats for exchanging business data. With the fast pace of business today, we believe that the more rapidly SME companies and other businesses get a handle on supply chain management by exchanging Electronic Data Interchange ("EDI") and eXtensible Markup Language ("XML") formatted information with their vendors and suppliers, the more streamlined their businesses will become. Protocols and formats provide the capabilities to let businesses work in a global marketplace at a reasonable cost that even small businesses can afford. The cost savings and productivity increases that come with automated supply chain management systems such as XchangeEDI and XchangeXML can offset the monthly fees and the reasonable upfront costs involved in embracing a system of standardized data communications.

Using XchangeEDI and XchangeXML through B2BXchange.net provides timely access to key business information at every point in the supply chain. Trading partners could take control of their inventory, receive purchase orders directly into their accounting and back office systems, and generate and transmit automated order confirmations, shipping notices and invoices. This automated and streamlined transaction system could allow "just-in-time" inventory control and make invoicing faster and more accurate. Document tracking reports can become a part of the total system so that information is available online in real-time. Once businesses become electronically enabled with XchangeEDI or XchangeXML, they can share information with other similarly enabled companies, transact online business efficiently through B2BXchange.net, and take advantage of the global reach of the Internet. The ISBU has numerous programs underway which should intersect these emerging online technologies of the future.

StorageVault(TM) - Online data storage and delivery solution. Our development of a data storage and data delivery solution, StorageVault, is anticipated to provide a secure and cost-effective Internet-based alternative to physical document storage, delivery and faxing. The StorageVault solution is currently being designed to provide reliable and secure storage, delivery and tracking of digital files using encrypted file transport/storage and digital certificates for identity verification purposes. The StorageVault solution is intended to allow companies to create a secure storage area on the Internet to deposit and retrieve documents. This solution also provides automatic backup and restore capabilities to allow users to perform automated backups to StorageVault.

DataQuarry(TM) - Web-based data mining. DataQuarry is planned as an Internet-based data mining system to help businesses understand customer buying patterns that can lead to strong strategic and tactical product and sales decisions. The system is specified to help companies gather, store, sort and analyze large quantities of product and sales data with the goal of understanding their customers' purchasing habits. DataQuarry is expected to keep track of multiple customer purchases by utilizing MarketBasket(TM) technology to determine which products are typically purchased together, which are rarely purchased, and which are purchased more often in a particular geographical area. When paired with customer demographic information, companies could use DataQuarry's MasterProfile(TM) feature to quickly determine which types of customers purchase particular items based on psychographic marketing profiles -- the sum total of the psychological, economic, educational and socioeconomic background of an individual customer.

netIntersection(TM) - Communities based on geographical area or common interests. netIntersection is intended to allow Internet users to create their own online "hubs" populated by people and organizations with similar interests. These virtual communities can be based on unlimited themes, from geographic areas to vertical industries to specific popular themes such as music, education or politics. These communities are expected to be global, supporting multilingual character sets and hosted at high-bandwidth facilities with fast international data connections. Internet users of like minds come together on a community site to share ideas, interests, and expertise, and to publish content, files and software accessible to other users with common interests. netIntersection plans to offer members free disk space to set up the new community, along with free e-mail accounts, web site design tools, content management tools, customized threaded discussion groups, live real-time chat boards, personal planners, and more. After creating an initial community of interest, a "subscriber" could upgrade to "customer" status and receive fee-based premium features and enhancements. These upgrades are expected to include a unique domain name, increased disk space, electronic commerce capabilities, automatic submission of the site to search engines, aggregation of topically-focused third-party content, enhanced content management tools, secure digital file delivery, and collaborative workgroup software. netIntersection expects to allow subscribers and customers to create and maintain their own targeted and focused virtual space where they can interact with others of similar interests and create their own growing community on the Internet. Components of this project have been repurposed and incorporated into B2BXchange.net. We expect to revitalize and redirect the netIntersection project with components of the CEOS at the appropriate time.

netAppliances(TM) - Data assimilation and communication. We are working on innovative new user interfaces for accessing and utilizing large amounts of Internet data. While the focus of the software is to facilitate ease of use for novice and non-technical users, our systems approach leverages some level of highly specialized hardware. Whether in the emerging world of the wireless web or the realm of home or office netAppliances, we believe our software efforts will eventually be embedded in the Internet access habits of a large cross-section of users of the Internet worldwide. We currently plan to move into limited beta test with an initial product offering in this sector late in the December 2000 quarter.

B2BXchange, Inc.. B2BXchange.net is an Internet portal which allows SME companies and other businesses to easily create and operate e-commerce Web sites to facilitate secure online transactions with their customers and trading partners. While we expect some SME companies to use B2BXchange.net as their sole Web presence, other businesses are expected to use our VX Platform to supplement their existing Web site(s) by linking to them from their site at B2BXchange.net. By aggregating these commerce-enabled, SME companies' Web sites within industry-specific vertical market segments we intend to create virtual trading communities that can enhance a subscribing company's chances of business success on the Internet. B2BXchange.net provides free basic versions of software tools and applications, along with specific allotted amounts of network disk space usage and Internet bandwidth to subscribers. Subscribers who exceed those allotted amounts become paying Customers who are charged a monthly fee for upgraded tool and application features, more disk storage space for their data, and more network bandwidth for faster system access by their employees and trading partners. Monthly fees range from $30 to $3,000 and up, depending on the Service Level Agreement ("SLA") selected.

Future Releases of B2BXchange.net. Planned releases will focus on tools of simplification for the user including implementation of a solutions-oriented approach that provides step-by-step instructions for creating and using the environments based on the skill level of the user. The "Green Path" is designated for the novice or uninitiated user who wants to get listed in a VerticalXchange and quickly set up a site. This level is planned to be intuitive enough that people can get into the VerticalXchange quickly. The "Black Diamond Path" is for advanced or expert users who have more experience with the Internet and want to delve into more features of XchangeBUILDER and, perhaps, create an Intranet or a global Extranet.

Release numbers 2.5 and 2.6 are specified to offer tools and applications targeted at empowering the supply side, including expanded VXauction capabilities and the implementation of buying/selling functionality including the e-Purchasing tools of an alliance partner, Metiom (formerly Intelysis). These tools enable electronic inter-networking of buyers and suppliers by allowing purchasers to order goods and services online directly from suppliers' electronic catalogs. This solution should provide the foundation for electronic marketplaces where buyers and sellers of all sizes and levels of technological sophistication can trade. Buyers can search, compare and purchase goods and services from a vast array of suppliers, create purchase orders, choose a payment method, and track and control their purchasing. While the Metiom ConnectTrade procurement capabilities will not be introduced until Release 2.5 to 2.6, we expect our alliance with Metiom to yield benefits to our users and our shareholders for many years to come.

RSPNetwork, Inc. - Professional Services. Complete IT services for SME companies and other businesses. RSPNetwork provides professional services on both a fixed fee and time-and-materials basis under short-term and long-term contracts. Services include design, development, implementation, support and maintenance of information technology solutions with an emphasis on Internet solutions. RSPNetwork provides Web hosting from $100 to $2,000 per month and up. RSPNetwork offers remote enterprise management ("REM") that uses its centralized employees to monitor customer systems from its Network Operations Center in Cedar Falls, Iowa. Fees for this service start at $1,125 per month and increase with the size and complexity of the assignment. RSPNetwork also provides staff augmentation services that supply its technical resources to customers on a contract basis. Billing rates for professional services vary with the degree of complexity of the assignment and the experience of the required professionals. Standard billing rates range from $50 per hour to $200 per hour.


Product Development / ISBU

Our success depends on making ongoing investments in product development to ensure the timely introduction of leading edge Internet-based application services in response to changes in technology, market demands and customer requirements. VFND is committed to acquiring, designing, commercializing and upgrading new and existing Internet-based services that generate recurring monthly revenue, attract new customers, and gain more revenue from existing customers by allowing the sales department to cross-sell and upsell.

As of June 30, 2000, we employed approximately 45 people in Internet services product development and product/project management activities. Our Internet services development organization consists of multiple project teams of software developers and product marketing specialists focused on both development stage Internet services and services currently being marketed and sold.

The Company has spent $3.7 million in the past three years in software development and plans to increase spending in this area in the next several years.

Critical factors in the delivery of our services include: staying competitive technologically, recruitment and retention of consulting and development professionals, and the continued development of the perception of the Internet as an appropriate place to transact mission-critical business. We have a proven track record for meeting technology challenges and in attracting and retaining talented people.

Sales and Marketing / ISBU

We sell our products through in-house sales professionals, both wholly owned and affiliated RSPs and through commission-based contractors who sell to subscriber prospects and other sources. As of June 30, 2000, we had 22 in-house sales and marketing professionals operating in Cedar Falls, Iowa; Eden Prairie, Minnesota; Chicago, Illinois, and San Francisco and San Jose, California. These sales and marketing professionals are highly trained in technology solutions and are available for travel to other locations throughout the world offering our solutions to prospective partners, affiliates and customers.

B2BXchange also expects sales of monthly fee-based subscriptions to B2BXchange.net to grow virally via word-of-mouth referrals from customers, in particular as our Extranet customers invite their suppliers and distribution partners to participate. B2BXchange products are also supported by Web advertising efforts, targeted tradeshows, direct mail marketing efforts, low-cost sponsorships providing high visibility for our brands in venues with large numbers of participating enthusiasts.

Our marketing and sales efforts are designed to position B2BXchange.net as the new archetype for conducting and managing business relationships in a global marketplace. We explain to potential customers that our new model utilizes a comprehensive Internet tool set that provides everything SME companies need to continue their migration to embrace Internet e-commerce. We attempt to differentiate ourselves by explaining that, in our view, this enterprise-wide focus is not currently being addressed by our competition. Most competitors are highly fragmented software tool vendors, consulting firms, electronic community builders, marketing firms, and materials and services exchanges. By encompassing most of these products and services within B2BXchange and offering the existing backend or "Legacy" system integration services and data center support of RSPNetwork, we can distinguish ourselves as the one-stop shop for SME companies to implement business-to-business e-commerce.

Our sales and marketing plan is based on the following fundamentals:

  1. Create brand awareness of B2BXchange through sponsorships so that businesses appreciate the value of subscribing and try the tools and services of B2BXchange.net. We believe that we can establish a strong brand identity for both the B2BXchange and many of the industry-specific VerticalXchange brand names. Market segments represented by potentially large and affluent audiences like mySailingXchange.com, myRacingXchange.com, myGolfXchange.com and mySportAviationXchange.com are typical of e-market segments where we intend to use high profile sponsorships to drive brand awareness. Participating enthusiasts in these and other niche areas include decision-makers in a variety of industries. Sponsorships offer a low-cost way to increase exposure of the B2BXchange brand. These sponsorships use logo-emblazoned products or banners in high-visibility locations, such as sails for mySailingXchange.com and decals on aerobatic planes during high-profile events. Each of these sponsorships is designed to stimulate activity and cause SME growth companies to become content participants in one or more of our industry-specific VerticalXchanges.

  2. Enhance offerings by partnering with recognized leaders in many vertical industries. We have established and intend to continue to establish strategic relationships with hardware and software manufacturers as well as service and content providers in various industries. We believe that our strategic alliances will continue to provide increasing access to value-added applications and services for our customers. In addition, these alliance partners are expected to help develop the B2BXchange and RSPNetwork brands. One such strategic alliance, which was announced on October 5, 2000, is with Metiom. The e-Purchasing tools of Metiom may be studied further at www.metiom.com. Another Metiom strategic partner, Intuit, has implemented the Metiom suite of e-Purchasing suppliers at www.intuit.com. We expect to progressively support operating links to this rapidly growing supplier community in Releases 2.5 to 2.6 of B2BXchange.net.

  3. Market new services to free subscribers to encourage upgrade to Service Level Agreements as a paying customer. By offering free, easy-to-use basic versions of electronic commerce applications within B2BXchange.net, we believe that the increased productivity and cost savings associated with doing business online will further decrease any existing barriers to usage. By offering comprehensive, high-value applications and services, we plan to entice free subscribers into becoming recurring revenue customers through monthly Service Level Agreements.

  4. Provide expanded services, including hosting, Web site development, and 24/7 management, monitoring and maintenance services as part of the overall business-to-business solution. Through our in-house web development group, XchangeSTUDIO(TM), we are able to provide Web site customization and development services. Through RSPNetwork and our state-of-the-art Network Operating Center in Cedar Falls, Iowa, we offer hosting and access, systems integration, customization, IT consulting and many other professional services.

To accomplish our objectives, we began in May 2000 to pursue a broad spectrum of sales and marketing programs, some of which are targeted at the broad business-to-business market and some of which are targeted to specific vertical industries. In each case, we used and will continue to use the medium that market feedback indicates is best suited for reaching industry-specific VerticalXchange targeted audiences.

We currently intend to take advantage of the following marketing venues/mechanisms to promote our brand names:

  Target: General computer and Internet trade audience, industry-specific VerticalXchange audiences
  .   Direct marketing through print advertising & direct mail
  .   Web banner advertising
  . Press releases through wire services, e-mail and other online venues, and general PR distribution
  .   Tradeshow exhibition
  .   Large venues of enthusiasts - sponsorships
  . Speaking opportunities at trade exhibits, association conferences and selected industry events
  . Participation in associations as a member organization and active committee member, where appropriate
  . Co-branded marketing with strategic partners through their marketing programs, both to their distribution channel(s) and to business customers
  .   Online seminar programs, as a participant, sponsor or speaker
  . Active participation with industry research companies such as Zona Research, Yankee Group, Delphi and others for development and distribution of technology papers and as a participant on their conference programs

  Target: B2BXchange subscriber and customer base and RSPNetwork customer base . Web advertising
  .  Online newsletters
  . E-mail re: new products and services to subscriber and customer base through "opt out" and "opt in" mail programs

  Target:  Alliance partners' customer base
  .  Web advertising
  .  Online newsletters
  . E-mail re: new products and services to subscriber and customer base through "opt out" and "opt in" mail programs
  . Co-op advertising with select partners using specific prospect qualifications



Revenue Model/ISBU/B2BXchange/RSPNetwork

ISBU's CEOS. The Commerce Environment Operating System is made up of a complex series of online applications which offers capabilities that can be extended continuously over time. The CEOS also offers content creation tools and third-party content feeds to provide stickiness and transaction tools intended to drive buy/sell transaction fees in multiple vertical market segments. The ISBU has agreed to provide exclusive worldwide end user licensing rights for B2BXchange to implement the components of the CEOS under the B2BXchange brand. The ISBU has likewise agreed to provide exclusive worldwide reseller licensing rights for RSPNetwork to implement the components of the CEOS under the B2BXchange brand. The ISBU may license some or all of the components of future versions of the CEOS under other brands in the future.

B2BXchange. The B2BXchange revenue model is similar to the ASP revenue model in that it intends to generate revenues from system usage, application rental, transaction fees and advertising. We intend to generate recurring monthly revenues from end users of B2BXchange.net with needs in the following areas:

                Needs                            Sources of Revenue
     .  Hosting & Access          VerticalXchange customer sites
     .  Regulated Bandwidth       More user visits = higher charges to
                                  subscribers
     .  Data Storage              Private site document center, large Web sites
     .  Application Rental        Our own tools and third party tools
     .  E-commerce transactions   No transaction charge for limited storefronts;
                                  upscale transaction sites are chargeable
     .  Advertising               Ads available at all three tiers of the
                                  architecture: Toolkit, VerticalXchanges,
                                  Subscriber sites
     .  Intranets                 XchangeSTUDIO Custom Development
     .  Extranets                 XchangeSTUDIO Custom Development
     .  Buying Tools              Scheduled for Release 2.5 to 2.6
     .  Selling Tools             Scheduled for Release 2.5 to 2.6
     .  VX Auction Site           Operating now, major upgrades planned for
                                  Releases 2.45 through 2.6

As we obtain a critical mass of business-to-business transactions, we intend to offer marketing research on purchasing behavior to manufacturers, advertisers, and trade publications, augmenting a growing advertising revenue stream.

RSPNetwork. The RSPNetwork revenue model generates revenues from professional services, customization and integration of backend systems. Through wholly owned operations and international RSP affiliates, we intend to generate recurring monthly revenues from customers with more sophisticated needs in the such areas as the following:

           Needs                                     Sources of Revenue
  .  Hosting & Access         VerticalXchange customer sites
  .  Regulated Bandwidth      More user visits = higher charges to subscribers
  .  Data Storage             Private site document center, large Web sites
  .  Application Rental       B2BXchange and third party tools
  .  System Integration       Customization and backend systems integration
                              through IT professional service consulting staff
                              and RSPNetwork affiliates
  .  E-commerce transactions  No transaction charge for limited storefronts;
                              upscale transaction sites are chargeable
  .  Intranets                Custom Development by RSPNetwork affiliates using
                              B2BXchange toolkit
  .  Extranets                Custom Development by RSPNetwork affiliates using
                              B2BXchange toolkit
  .  Buying Tools             Custom Development by RSPNetwork affiliates using
                              B2BXchange toolkit
  .  Selling Tools            Custom Development by RSPNetwork affiliates using
                              B2BXchange toolkit
  .  VX Auction Site          Operating now, major upgrades planned for Releases
                              2.45 through 2.6
  .  Staff Augmentation       Providing on-site support and service on a 24/7
                              basis
  .  Remote Support           Providing management, monitoring and maintenance
                              of customer systems on a 24/7 basis

Pricing/B2BXchange/RSPNetwork
-----------------------------

B2BXchange. The Company provides basic usage of B2BXchange.net for free. Once a subscriber exceeds predetermined disk space, network bandwidth, and other limits, a multi-tiered schedule of monthly charges go into effect. We arrive at our pricing for B2BXchange based on both our internal gross margin objectives and customer perceived value. We review our pricing regularly to ensure that potential gross margin contributions are not overlooked. We believe customers will pay these prices based on the value they receive. B2BXchange.net is designed to allow our customers to achieve a significant return on investment through both operating cost reductions and extending the reach of their marketing message as it is syndicated with those of other VerticalXchange participants and rebroadcast to worldwide markets through the Global Market Power(TM) of B2BXchange.

There are currently seven pre-packaged Service Level Agreements for "Green Path" for novice users.
Each SLA includes:

 .  Access to over our 1,600+ VerticalXchange Platform supplying industry-
   specific content and software tools
 .  E-mail address and departmental tools for every employee in the subscriber's organization
 .  Expert answers to subscriber's industry-specific questions
 .  Availability of global Intranet & Extranet tools and capabilities
 .  Unlimited discussion groups

Service levels currently differ by the amount of space and bandwidth required, the size of the company's Web site, e-store, and size of company's Expert database. These service levels currently include, but are not limited to:

------------------------------------------------------------------------------------------------------------------------------------
  Service Level         Cost                   Includes these features in addition to those listed above
------------------------------------------------------------------------------------------------------------------------------------
Free Basic         FREE                   5 MB Disk space, 1/2 GB Bandwidth, 5 web page, 10 product store for partners and customers, 10 product store for employees
------------------------------------------------------------------------------------------------------------------------------------
Associate          $   29.95/month        20 MB disk space, 1 GB bandwidth, 128 bit SSL security, 100 product store for partners and customers, 100 product store for employees
-----------------------------------------------------------------------------------------------------------------------------------
Merchant           $  199.00/month        40 MB disk space, 3 GB bandwidth, 128 bit SSL security, 300 product store for partners and customers, 300 product store for employees
-----------------------------------------------------------------------------------------------------------------------------------
Growth Company     $  349.00/month        100 MB disk space, 10 GB bandwidth, 128 bit SSL security, 500 product store for partners and customers, 500 product store for employees
----------------------------------------------------------------------------------------------------------------------------------
Corporate          $  599.00/month        200 MB disk space, 15 GB bandwidth, 128 bit SSL security, 2000 product store for partners and customers, 2000 product store for employees
---------------------------------------------------------------------------------------------------------------------------------
Enterprise         $1,299.00/month        1 GB disk space, 30 GB bandwidth, 128 bit SSL security, 10,000 product store for partners and customers, 10,000 product store for employees
---------------------------------------------------------------------------------------------------------------------------------
Fully Customized   $2,999.00/month        Specifications are negotiable
---------------------------------------------------------------------------------------------------------------------------------


RSPNetwork. For RSPNetwork consulting clients with more advanced, or "Expert Path," needs, we provide Web site hosting for monthly charges ranging from $200 and up, along with Remote Enterprise Management for monthly charges starting at $1,125 per month. Costs increase with the size and complexity of the assignment. We also intend to provide staff augmentation and other professional services through our RSPNetwork affiliates. Currently, pricing for professional services ranges from $50 per hour to $200 per hour in most markets. Ultimately, RSPNetwork intends to collect a portion of professional services revenues generated by RSPNetwork affiliates.

RSPNetwork affiliates may generate revenues from their participation in the development of B2BXchange.net both directly from their local customization customers and as resellers of certain online tools offered to their customers from within the ASP model of B2BXchange.net. RSPNetwork earns a portion of its revenues from what is effectively an exclusive worldwide license to offer the tools of B2BXchange.net to affiliated third party resellers who meet the training and support requirements set out by RSPNetwork. In addition, RSPNetwork maintains its own consulting and professional services resources as a part of its wholly owned solutions integration operations. RSPNetwork intends to increase the scope and size of these wholly owned operations through selective acquisitions activity with the "best of the best" from within the diverse solutions integration businesses operating in one or more of the 64 targeted marketplace hubs which RSPNetwork has identified worldwide. Within these geographically dispersed spheres of economic influence, RSPNetwork intends to embark on an aggressive program for recruiting system integration affiliates as RSPs in the following areas:

          .    North America      16
          .    Asia               24
          .    Europe             16
          .    Latin America       8
                                  --
          .    Total Worldwide    64

In short, the expansion and brand recognition of B2BXchange.net as a destination portal should assist RSPNetwork in the recruitment of solutions integrator affiliates. Controlling a large network of technically competent and geographically dispersed RSPs should improve customer satisfaction and speed the rate of technology adoption by the customers of B2BXchange.net.


Manufacturing/ISBU

The ISBU does not currently manufacture any traditional "hardware" products. Our products are Internet-based software and professional services based on the principle of "write once and sell many times." We are focused on products which enable recurring monthly revenues.

Service and Support/ISBU

As of June 30, 2000, the ISBU had 66 professional services and support staff offering custom development, legacy integration, maintenance, installation, and support services on a fee basis. Customers retain the services of these professionals on a fixed-fee or time-and-materials basis under short-term and long-term contracts. Support for B2BXchange.net and related tools and applications is performed via online help, via telephone or through B2BXchange.net's e-mail support. Support staff are located in Cedar Falls, Iowa, and Eden Prairie, Minnesota, and are available to help customers around the clock. We expect to expand our commitment to provide first-rate support through a growing network of affiliated support professionals.


Competition/ISBU

We compete in the electronic technology and Internet service arenas that are comprised of numerous companies providing a variety of new technologies. This market is highly competitive. We believe the principal competitive factors in this market are ease of use, adoption rates, brand recognition, system performance, providing a variety of value-added services, functionality and features, completeness of solution, quality of support. and, most importantly, our ability to convert "free subscribers" into paying customers.

Given the scope of the B2BXchange platform, we presently believe that we have no immediate and direct competition, but we recognize that there are numerous alternatives to our services in the marketplace. Our consulting business competes directly and indirectly with many consulting firms, including the "Big 5", as well as numerous Internet and application hosting companies.

Since we offer a large range of products and services, our competitors include a wide variety of companies and organizations, including Internet software, content, service and technology companies, telecommunication companies, cable companies, and equipment suppliers. In the future, we may encounter competition from providers of Web browser software and other Internet products and services that incorporate competing features into their offerings.

The current and potential competitors of B2BXchange include:

 .  ASPs and electronic commerce tool providers such as Ariba, CommerceOne, and
   VerticalNet
 .  Portals targeting SME companies such as those by BigStep, Unibex,
   Microsoft, Oracle, and IBM
 . Web hosting and Internet services companies such as AboveNet Communications, Exodus Communications, and other local and regional Web hosting and Internet services providers
 .  National and regional Internet service providers such as Verio Inc.,
   Concentric Network, UUNet Technologies, and PSINet.
 .  Global telecommunications companies including AT&T Corp., British
   Telecommunications, Telecom Italia, and Nippon Telegraph and Telephone.
 .  Regional and local telecommunications companies, such as Qwest
   Communications, and including the regional Bell operating companies such as Bell Atlantic and Pacific Bell.
 .  Companies that focus on hosting applications within their data centers such as USinternetworking, and IBM Global Services
 .  Audio and video content hosting companies such as Yahoo's Broadcast.com.

Both Ariba and VerticalNet could become more directly competitive due to their recent acquisitions of complementary technologies that indicate that they aim to provide comprehensive marketplaces similar to our strategy. While each has historically concentrated on a narrowly-focused area, it is likely that many competitors will enter industry-specific segments within the Internet and the related B2B space.

We believe B2BXchange.net is set apart from the competition because of the comprehensiveness of our product offerings, the years of software development and brand marketing experience our personnel possess, our access to state-of-the-art tools, and our large branding opportunity enabled by our investment in the 1,600+ VerticalXchange Platform, or domain "real estate" with descriptive names. Our horizontal breadth is designed to differentiate us from competitors who focus on a particular vertical market or vertical software application solution, like procurement or auctions. We plan to provide everything an SME company needs to transform into a global eBusiness.

Of business-to-business services, Ariba (hosted B2B procurement) and VerticalNet (brochureware content sites) both now seem to be targeting integrated marketplaces with content as well as e-commerce tools. Based upon what we know, neither currently shows signs of developing the hierarchical structure and breadth that we intend for B2BXchange.net. We believe Ariba is likely to remain focused on procurement, and VerticalNet is likely to remain focused on providing broad-based content delivery through a mixture of proprietary and third-party exchanges. It remains to be seen whether either competitor will adopt a clear focus on SME companies or whether they could be successful with that type of strategy.

The competitors who most closely resemble our business plan are BigStep and Unibex, both of which are startups targeting SME companies. BigStep offers public Web page building tools and e-commerce stores. To our knowledge, they do not, however, offer Private or Partner Web sites, nor do they provide or serve multiple vertical marketplaces. Their emphasis appears to be on enabling small businesses to sell to the public, rather than true business-to-business e-commerce. Unibex offers auctions, catalogs, and a virtual tradeshow. Companies can build a presence within Unibex, but they are generally limited to directory-style listings. To our knowledge, Unibex does not offer site "stickiness" tools like knowledge management, email, or discussion groups. Although they do offer vertical marketplaces, they are narrowly focused on procurement. They appear to be partnered with a single association, the National Association of Manufacturers (admittedly a significant organization), rather than the hundreds of associations B2BXchange is targeting as alliance partners.

While competitors such as Microsoft, Oracle, and IBM have announced they are targeting small businesses, we believe our experience in our target market sectors and our partnerships with leading edge Internet companies will afford us a substantial basis to compete even with such large, well-known, well-capitalized competitors. In addition, we believe our direct marketing and brand development experience will enable us to take a mass marketing approach to e-business services.

Many of our competitors have substantially greater financial, technical and marketing resources, larger customer bases, longer operating histories, greater name recognition and more established relationships in the industry than we do. As a result, some of these competitors may be able to develop and expand their network infrastructures and service offerings more efficiently and/or rapidly than we can. They may be able to adapt to new or emerging technologies and changes in customer requirements more quickly than we can. They may be able to take advantage of acquisition and other opportunities more readily, devote greater resources to the marketing and sale of their services and adopt more aggressive pricing policies than we can. In addition, these competitors have entered and will likely continue to enter into joint ventures or other partnering programs to provide additional services that compete with those provided by us and, additional services which, although not competing with us, may give them an edge in the areas in which we do compete.

RSPNetwork consulting and systems integration services compete for projects and staff with many competitors who have more experience and resources than RSPNetwork. Substantially all of the Big 5 Accounting firms, Cambridge Technology Partners, Diamond Technology Partners, USWeb/CKS, Whitman-Hart and a large number of smaller firms compete to locate, hire or purchase resources in this area.


Intellectual Property and Proprietary Rights/ISBU

We currently have not yet patented technology that would preclude or significantly inhibit competitors from entering the market. Important features of our products are incorporated in proprietary applications, some of which are licensed from others and some of which we own. We plan to protect our proprietary applications with a combination of patents, copyrights, trademarks and trade secrets, employee and third party nondisclosure agreements and other methods of statutory and contractual protection measures.

We intend for our short and long-term investments in the API of the Commerce Environment Operating System to ultimately help us create successively higher barriers to entry for many of our markets. The API will allow us to seamlessly integrate more and more third party applications software and industry-specific specialized content over time.

Despite these precautions, unauthorized third parties may be able to copy certain portions of our products or to reverse-engineer or obtain and use information that we regard as proprietary. Further, our intellectual property may not be subject to the same level of protection in all countries where the products are sold. There can be no assurance that the measures we take will be adequate to protect the intellectual property or that others will not independently develop or patent products similar or superior to those we have developed, patented or planned, or that others will not be able to design products which circumvent any patents we rely upon. The steps we have taken to protect our intellectual property may not prove sufficient to prevent misappropriation of our technology or to deter independent third-party development of similar technologies. We also rely on certain technologies that we license from third parties. These third-party technology licenses may not continue to be available to us on commercially reasonable terms. The loss of the ability to use such technology could require us to obtain the rights to use substitute technology, which could be more expensive or offer lower quality or performance and which may force us to incur costs to modify or adapt our business model.

To date, we have not been notified that any of our products or services infringe on the proprietary rights of third parties, but third parties could claim infringement with respect to current or future services. From time to time, we may be notified that the content of one of our hosted Web sites infringes on third party intellectual property rights. In response, we intend to inform the affected customer of such claim and, in our markets will be increasingly subject to infringement claims as the number of services and competitors in our industry segment grows. Any such claim, whether meritorious or not, could be time-consuming, result in costly litigation, cause service installation delays or require us to enter into royalty or other licensing agreements. Such royalty or other licensing agreements might not be available on terms acceptable to us or at all. As a result, any such claim could have an adverse effect upon our business.

Licenses and Strategic Relationships/ISBU

Our strategic relationships and partnerships with a number of technology companies allow us to provide a wide range of services to meet our customers' needs. We have established and continue to seek strategic hardware and software manufacturer relationships that enhance our infrastructure and distribution capabilities and broaden our product offerings. Currently, we have relationships with companies such as Microsoft Corporation, UUNET Technologies, Computer Associates, AboveNet Communiations, Onvoy Communications, Sun Microsystems, Oracle Corporation and Metiom, Inc., pursuant to which we are providing a wide variety of these companies' products and services to our customers.


Employees/ISBU

As of June 30, 2000 we had a total of 177 employees. As of August 31, 2000 we had a total of 186 employees. None of our employees is represented by a labor organization, and we have never experienced a work stoppage or interruption due to a labor dispute. We believe our relationship with our employees is good.


Environmental Matters/ISBU/DGBU

We believe that we are in compliance with all material aspects of applicable federal, state and local laws regarding the discharge of materials into the environment with respect to both the ISBU and the DGBU. We do not believe that we will be required to spend any material amount in compliance with these laws.

Other Matters

For important additional cautionary factors, risks and uncertainties, refer to
Exhibit 99.1 to this Form 10-K. Although not currently affecting or reasonably expected to affect our business, operations or financial results, these additional cautionary factors, risks and uncertainties would be expected to affect our business, operations or financial results if they were to materialize.

Item 2.  PROPERTIES.
------   ----------

As of August 31, 2000 we lease an aggregate of 185,209 square feet of office and warehouse space in Eden Prairie, Minnesota which include leases from a related party, pursuant to leases expiring at various times through December 2010. Under the related party leases, we lease 146,570 square feet (of which 58,800 square feet is currently being sublet to MacDermid under the transition plan) and another 32,204 square feet which is sublet to MacDermid until July 2005. It is expected that MacDermid will be utilizing the space under the transition plan through December 2000. We also sublet to MacDermid another 6,435 square feet of space which we lease from a non-related party. The leases require payments of property taxes, insurance and maintenance costs in addition to basic rent. The leases contain renewal options for periods ranging from one to three years.

We lease 16,800 square feet of office space in Cedar Falls, Iowa for our RSPNetwork headquarters. The lease is with an entity owned and controlled by the three former owners of K&R Technical Services, Inc. who are now shareholders of VFND.

We lease 10,000 square feet of office space in San Jose, California (of which MacDermid is currently subleasing about 3,300 square feet on a month-to-month lease) and 2,023 square feet in Chicago, Illinois.

As of August 31, 2000, we lease 4,317 square feet in Bozeman, Montana which we expect to be used as a software development center. We lease a 500 square foot apartment in the San Francisco area.

In the fourth quarter of fiscal year 2000, we closed offices in Miami, Florida and Santa Clara, California. Approximately 25,000 square feet of office and production space in Cedar Rapids, Iowa used for the DGBU media coating operations was sold to MacDermid as part of the DGBU divestiture.

We expect to acquire access to additional facilities, most likely through leasing, in fiscal 2001 to accommodate the anticipated growth in the Internet Services Business Unit and Venture Resource Group.


Item 3.  LEGAL PROCEEDINGS.
------   -----------------

We are involved in legal proceedings related to DGBU customers' credit and product warranty issues in the normal course of business. In accordance with the terms of the Asset Purchase Agreement between MacDermid and us, we retain certain liability relating to claims made by customers who purchased equipment from the DGBU prior to its sale to MacDermid. In certain proceedings, the claimants have alleged or may allege claims for exemplary or punitive damages which may not bear a direct relationship to the alleged actual incurred damages, and therefore could have a material adverse effect on our business. At this time none of the proceedings are expected to have a material effect on our operations or financial condition.

In September 2000, we commenced suit against Jaffray Communications, Inc., doing business as Vitesse Networks, Inc. ("Vitesse"), and its President and COO, Mark Kittrell, in Hennepin County, Minnesota District Court for alleged breaches of the agreements related to our acquisition of K&R Technologies. The lawsuit alleges that Mr. Kittrell violated his agreement not to compete against VirtualFund and its subsidiaries and that he, contrary to his promises, has recruited away RSPNetwork employees to Vitesse. It also alleges that Vitesse has interfered with the contract rights of RSPNetwork that were to prevent Mr. Kittrell from competing against it and VirtualFund and from recruiting employees of RSPNetwork and VirtualFund. Finally, the suit alleges certain securities law violations and misrepresentations by Mr. Kittrell in connection with the conversion of VirtualFund preferred stock to common stock. VirtualFund and RSPNetwork intend to vigorously pursue their claims.

We are involved in disputes and litigation in the normal course of business. We do not believe that the outcome of those disputes or litigation will have a material effect on the Company's financial condition or results of operations. However, an unfavorable outcome of some or all of these matters could have a material effect on our financial position or results of operations.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
------   ---------------------------------------------------

The Annual Meeting of the shareholders of VirtualFund.com, Inc. was held on June 27, 2000, pursuant to notice to all shareholders of record at the close of business on May 12, 2000. As of the notice of the meeting there were 17,083,856 common shares outstanding.

The following matters were presented for a vote of the security holders:

1. Elect two directors (Roger Wikner, Darris McCord) to serve for a three-year term, confirm the Board's appointment of one director (Edward S. Adams) to fill a vacancy for a two-year term, and confirm the Board's appointment of one director (Timothy R. Duoos) to fill a vacancy for a one-year term; in each case for such term and until their successors have been duly elected and qualified.

                              For          Withhold Authority
                              ---          ------------------
               Wikner      8,440,304             131,549
               McCord      8,440,304             131,549
               Duoos       8,387,904             183,949
               Adams       8,443,004             128,849

                                    PART II
                                    -------

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
------   ---------------------------------------------------------------------

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

Market Information

Since July 17, 1990, the Company's Common Stock has traded on the Nasdaq National Market System (Nasdaq symbol: VFND). The following table sets forth the high and low sale prices reported in the Nasdaq National Market System:

                                Common Stock
                                -------------
                                 High    Low
                                ------  -----
Fiscal Year 1999
  First Quarter..............   $ 5.25  $3.00
  Second Quarter.............     4.25   1.31
  Third Quarter..............     2.72   1.19
  Fourth Quarter.............     3.75   1.38

Fiscal Year 2000
  First Quarter..............   $ 4.13   1.14
  Second Quarter.............     6.38   1.22
  Third Quarter..............    11.50   4.63
  Fourth Quarter.............     5.88   1.56

As of August 31, 2000, the last reported sale price of our Common Stock was $2.06 per share. As of such date, there were approximately 221 record holders and 5,188 beneficial holders of our Common Stock.

Item 6.   SELECTED FINANCIAL DATA.
-------   ------------------------

                                                                            Fiscal Years Ended June 30,
                                                            --------------------------------------------------------------
(In thousands, except per share amounts)                      2000          1999       1998 (a)     1997 (a)        1996
                                                            --------      --------     --------     --------      --------
Statement of Operations Data
Continuing Operations of ISBU
   Net Sales..........................................      $  6,901      $  4,138 (e)
   Cost of goods sold.................................         5,485         3,058
                                                            --------      --------      -------     --------      --------
         Gross profit.................................         1,416         1,080
   Operating expenses:
     Sales and marketing..............................         2,939         1,275
     Research and development.........................         2,566           939          203
     General and administrative.......................         8,174 (g)     4,523        2,475        2,359         3,212
     Goodwill amortization............................         2,294         1,338
     Goodwill write-off (f)...........................         7,838
                                                            --------      --------      -------     --------      --------
         Operating loss...............................       (22,395)(h)    (6,995)      (2,678)      (2,359)       (3,212)
Other income (expense) (primarily interest)...........           (85)          (41)
                                                            --------      --------      -------     --------      --------
   Loss from continuing operations before taxes.......       (22,480)       (7,036)      (2,678)      (2,359)       (3,212)
   Income tax (provision) benefit.....................           759        (3,342)         920       (1,289)          964
                                                            --------      --------      -------      --------      --------
   Loss from continuing operations....................       (21,721)      (10,378)      (1,758)      (3,648)       (2,248)
Earnings (loss) from discontinued operations
    net of income taxes...............................         5,024         2,555 (b)    3,599 (a)  (12,836)(c)    (8,214)(d)
Gain on sale of discontinued operations
    net of income taxes...............................        35,778             -            -            -             -
                                                            --------      --------      -------     --------      --------
         Net earnings (loss)..........................      $ 19,081      $ (7,823)     $ 1,841     $(16,484)     $(10,462)
                                                            ========      ========      =======     ========      ========

 Basic and dilutive net earnings (loss) per common share:                                       (a)          (a)
      Loss from continuing operations (ISBU)..........      $  (1.32)     $   (.66)     $  (.11)    $   (.25)     $   (.20)
      Earnings (loss) from discontinued operations
         (DGBU).......................................           .31           .16          .23         (.90)         (.73)
       Gain on sale of Discontinued Operations........          2.17
                                                            --------      --------     --------     --------      --------
      Net earnings (loss) per common share............      $   1.16      $   (.50)     $   .12     $  (1.15)     $  (0.93)
                                                            ========      ========      =======     ========      ========
Weighted average common shares outstanding............        16,480        15,783       15,316       14,306        11,305

/(a)/ Includes the results of K&R Technical Services, Inc. as of December 1, 1998. See Note 2 to the Consolidated Financial Statements for additional information on business combinations.

/(b)/ In September 1998, we reversed $600,000 of special charges which had been incurred in the fourth quarter of fiscal 1996 related to intellectual property licenses. These charges, which we previously accrued and expensed, were not incurred due to a negotiated settlement.

/(c)/ In June 1997, we incurred special pre-tax charges of $8.4 million. The charges were related to the phase out of two proprietary printer products and settlement of litigation; $3.5 million was charged to cost of goods sold and $4.9 million to operating expenses. In addition, we recorded a special income tax charge of $6.5 million related to the revaluation of deferred tax assets.

/(d)/ In May 1996, we incurred special pre-tax charges of $9.9 million, consisting of restructuring and other special charges of $4.4 million and a special charge to cost of goods sold of $5.5 million related to a revised business plan and technical problems in one of the DGBU products.

/(e)/ Revenue of Team Technologies from the date of acquisition (December 18, 1998) through June 30, 1999.

/(f)/ Goodwill recorded as a result of the acquisition of K&R Technical Services, Inc. was determined to be impaired resulting in a write-off of the remaining balance. See Notes 2 and 3 of the Consolidated Financial Statements for additional information.

/(g)/ While general administrative expense of $8.2 million was incurred in the current fiscal year, a substantial portion of these resources was utilized in the management of Discontinued Operations and divestiture of the DGBU. While we do not anticipate significant reductions in the current fiscal year related to these expenses, we intend to redirect many of these same resources to now focus on the ISBU development and increasing revenues in the Continuing Operations.

/(h)/ Total operating expenses for the Continuing Operations were $23.8 million for the year ended June 30, 2000, compared to $8.1 million in the comparable period one year ago. Of the $23.8 million in operating expenses recorded for the fiscal year ended June 30, 2000, $14.3 million represents nonrecurring and start-up expenses including:

 .    Nonrecurring: $2.3 million reflects the goodwill amortization for the year and $7.8 million represents a write-off of the balance of the goodwill recorded for the acquisition of K&R Technical Services in December 1998 in accordance with Statement of Financial Accounting Standard No. 121.

 .    Of the total $2.9 million in sales and marketing expense for Continuing
     Operations, approximately $1.9 million was generated by start-up activities related to B2BXchange.

 .    Of the total $2.6 million research and development expense for Continuing
     Operations, approximately $2.3 million was generated by activities related to start-up activities of B2BXchange and the early stage development of the ISBU's CEOS.



                                                                      June 30,
                                                ----------------------------------------------------
                                                  2000     1999      1998 (a)    1997 (a)     1996
                                                -------   -------   ----------   --------    -------
Balance Sheet Data (a):                                            (In thousands)
 Cash and cash equivalents                      $39,642   $   251   $    5,011    $   610    $    91
 Net assets of discontinued operations                -     5,972            -          -      2,894
 Total assets                                    44,454    20,367       26,843     22,357     16,534
 Net liabilities of discontinued operations       2,321         -        9,480      9,195          -
 Long-term debt, less current maturities             92       570           67      2,244         19
 Stockholders' equity:
     Preferred                                        -     7,500            -          -          -
     Common                                      33,074     5,944       13,860      9,894     15,638


Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------  -----------------------------------------------------------------------
         OF OPERATIONS.
         --------------

(Tabular information: dollars in thousands, except per share and percentage amounts)

The discussion in this report contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include but are not limited to those discussed in Exhibit 99.1, as well as those discussed in this section and elsewhere in this report.

Liquidity and Capital Resources

At June 30, 2000, the Company had cash and cash equivalents of $39.6 million, an increase of $39.4 million over 1999. The increase in cash and cash equivalents was primarily due to the sale of the DGBU. On June 13, 2000, MacDermid Incorporated acquired certain working capital assets and liabilities of the DGBU for a purchase price of $50 million in cash less certain post-closing adjustments. The Company received approximately $45.8 million at closing with approximately $4.2 million used to pay off all outstanding revolving credit facilities. The Company currently does not maintain any secured credit facilities.

Operating activities consumed cash of $3.9 million in 2000 and $2.0 million in 1999 net of cash contributed by the DGBU. Excluding cash provided by the DGBU, cash used in operations was $7.2 million and $3.1 million for fiscal years 2000 and 1999 respectively. Net cash used in operating activities consisted primarily of net operating losses, partially offset by increases in accounts payable and accrued expenses.

Net cash provided by investing activities was $43.8 million in fiscal 2000, which included $45.8 million in proceeds from the sale of the DGBU. Net cash used in investing activities was $2.7 million in fiscal 1999. Cash used in investing activities for fiscal 2000 primarily resulted from additions to equipment and other assets.

Net cash used in financing activities was $495,000 in fiscal 2000 and $514,000 in fiscal 1999. Net cash used in financing activities for fiscal year 2000 resulted from repayment on a revolving credit line and principal payments in capital lease obligations and other long-term debt offset by cash received from exercise of stock options.

The Company is developing a new operating segment in the business-to-business electronic commerce market. The development of this market has required substantial cash, which was financed by cash flow from the DGBU until its sale. The proceeds from the sale will be used to further invest in and grow our products for electronic commerce. Financing needs will depend on the results of the continuing operations, expansion through acquisition, and the availability of new product opportunities. We believe that the proceeds from the DGBU sale will be sufficient to meet the working capital requirements of our current business plan through the fiscal 2001 year and into the following year. If such proceeds and sales from products are not sufficient to fund our technology programs, operations growth plans and acquisitions, we will be required to seek additional financing and/or alter our plans related to product development, business development and acquisitions. Should further capital be required to fund future technology and operations growth or acquisitions, the Company may seek to raise additional capital through public or private financing of the Company or its subsidiaries' stock or through debt financing. We can provide no assurance that we will be successful in obtaining such financing on acceptable terms or at all.

Results of Operations

The following table sets forth certain items from our Consolidated Statements of Operations expressed as a percentage of net sales.

                                                                         Fiscal Year     Fiscal Year
                                                                            Ended           Ended
                                                                        June 30, 2000   June 30, 1999
                                                                        --------------  --------------

Net sales.............................................................       100.0%          100.0%
Cost of goods sold....................................................        79.5            73.9
                                                                            ------         -------
Gross margin..........................................................        20.5            26.1
Expenses:
   Sales and marketing................................................        42.6            30.8
   Research and development...........................................        37.2            22.7
   General and administrative.........................................       118.5           109.3
   Goodwill amortization..............................................        33.2            32.3
   Goodwill write-off.................................................       113.6               -
                                                                            ------         -------
Total operating expenses..............................................       345.1           195.1
                                                                            ------         -------
Operating loss........................................................      (324.6)         (169.0)
Other (expense) income:
   Interest expense...................................................        (4.9)           (3.9)
   Other..............................................................         3.7             2.9
                                                                            ------         -------
Loss from continuing operations before income taxes...................      (325.8)         (170.0)
Income tax benefit (provision)........................................        11.0           (80.7)
                                                                            ------         -------
Loss from continuing operations.......................................      (314.8)         (250.7)
Earnings from discontinued operations.................................        72.8            61.7
Gain on sale of discontinued operations...............................       518.5               -
                                                                            ------         -------
Net earnings (loss)...................................................       276.5%         (189.0)%
                                                                            ======         =======

Net Sales

Net sales from Continuing Operations were $6.9 million for fiscal 2000 and $4.1 million in 1999. Fiscal 1999 sales were for a partial year as a result of the December acquisition of K&R Technical Services, Inc. All the Company's sales for these two fiscal years were derived from RSPNetwork, Inc. For the years ended June 30, 2000 and 1999, two customers approximated 56% and 50% of the total revenue, respectively. As of June 30, 2000, no revenue has been generated from B2BXchange, Inc.

The following table sets forth net sales by product line expressed in thousands and as a percent of net sales:

                                    Fiscal Year Ended June 30,      Fiscal Year Ended June 30,
                                    --------------------------      --------------------------
RSPNetwork Net Sales                          2000                             1999
                                              ----                             ----
Internet Services Business Unit:
  VAR Product Sales...............    $1,256         18.2%             $  478           11.6%
  Hosting/Access SLAs.............     1,162         16.9                 530           12.8
  Remote Support..................       727         10.5                 236            5.7
  Staff Augmentation..............     1,934         28.0               1,576           38.1
  Internet Services...............     1,544         22.4               1,070           25.9
  Consulting and Other............       278          4.0                 248            5.9
                                      ------        -----              ------          -----
Total net sales...................    $6,901        100.0%             $4,138          100.0%
                                      ======        =====              ======          =====

Sales Outlook

RSPNetwork was formed in December 1998 with the acquisition of K&R Technical Services, Inc. Accordingly, fiscal 1999 revenue only includes 7 months of activity from this operation. We expect to grow RSPNetwork through acquisitions of companies which have existing revenue in fiscal 2001. We also expect to generate additional revenue from the introduction of our B2BXchange product. A separate, wholly owned subsidiary of VFND, B2BXchange, Inc., was formed in fiscal 2001. In fiscal 2001, we anticipate that these two subsidiaries will make up the majority of what we expect to call the Venture Resources Business Unit ("VRBU"). In the future, we intend to generate additional revenue by licensing some or all of the components of future versions of our Commerce Environment Operating System (CEOS). We intend to generate current sales growth in B2BXchange from system usage, application rental, transaction fees, and advertising. Additional revenues are expected from RSPNetwork resulting from its professional services, customization and integration of backend system activities for B2BXchange customers. However, there can be no assurances that these sales models will be successful or that we will be able to increase the revenue base for fiscal 2001.

Gross Margin

Gross margins were 20.5% in fiscal 2000 and 26.1% in fiscal 1999. Gross margin as a percent of net sales decreased in fiscal 2000 primarily because a higher portion of revenues were from VAR ("Value-Added Reseller") product and start-up hosting sales which have a lower gross margin than professional services. High start-up and data center costs for hosting create lower gross margins in the beginning, with an expectation of gross margin improvement over time, as volume revenues are generated against a relatively fixed cost structure with low incremental cost increases when we add hosting capacity. VAR product generates relatively low margins and is not a significant component in our long-term growth strategy.

We expect gross margins to increase as our software and Web-based products gain market share. Gross margins on software and Web-based products are much higher than those achieved from professional services where employee related costs are significant in generating revenue. We believe B2BXchange's Application Service Provider model (where you write software once, which you can sell many times) will sustain consistently higher gross margins than the current RSPNetwork systems integration model. We believe RSPNetwork gross margins will improve with the addition of a significant portion of new revenues coming from customization and integration contracts which we expect to enter into with B2BXchange customers who are seeking value-added services. We intend to improve and sustain higher gross margins than traditional systems integrators, Application Service Providers, and "commodity Web hosting" operations.

This focus on gross margins is at the heart of our business model with the CEOS (including the Application Programmers Interface), B2BXchange, and RSPNetwork driving a viral growth strategy over the Internet.

Sales and Marketing

Sales and marketing expenses were $2.9 million in fiscal 2000 and $1.3 million in fiscal 1999. The increase in sales and marketing expenses are related to additional sales staff, additional marketing managers and Web designers and product marketing materials. Sales and marketing expenses are expected to grow in the future as B2BXchange and RSPNetwork are developed further. Efforts will focus on bringing subscribers to the free services of B2BXchange and then converting subscribers into paying customers. As we pursue our aggressive growth strategy, we expect to incur increases in expenses for sales and marketing personnel, promotional activities, and branding for the B2BXchange and RSPNetwork.

Research and Development

Research and development ("R&D") expenditures were $2.6 million, $939,000, and $203,000 in fiscal 2000, 1999 and 1998, respectively. This increase was primarily attributable to increased staffing levels and recruiting costs. Our future success depends on continually developing new and better products for the markets we serve. We intend to continue investing resources in product development activities and expect expenditures to increase in future periods.

General and Administrative

General and administrative expenses were $8.2 million, $4.5 million, and $2.5 million in fiscal 2000, 1999, and 1998, respectively. The increase in general and administrative expenses in fiscal 2000 compared to 1999 is, in part, attributable to increases in personnel costs, professional and legal costs, domain name amortization costs, and other expenses related to the development of B2BXchange. The increase from 1998 to 1999 was primarily due to the acquired operations of K&R Technical Services, Inc. A substantial portion of the general and administrative resources were utilized in the management of the Discontinued Operations and divestiture of DGBU. While we do not anticipate significant reductions in these expenses for the next fiscal year, we intend to redirect many of these resources to now focus on the ISBU development and increasing revenues in the Continuing Operations.

Goodwill Amortization

In December 1998, we acquired K&R Technical Services, Inc. d/b/a TEAM Technologies in a business combination using the purchase method of accounting. Accordingly, the aggregate purchase price of approximately $11,278,000, including transaction costs, was allocated to the assets acquired and liabilities assumed based upon the fair values at the date of acquisition. The historical carrying amounts of the assets acquired and liabilities assumed approximated their fair value with liabilities assumed exceeding assets acquired by $193,000. The purchase price and the liabilities assumed in excess of tangible assets acquired had been recorded as goodwill in the amount of $11,471,000 and was being amortized on a straight-line basis over five years. In pursuit of our new ISBU strategy, we believed there was significant value in obtaining experienced management and staff in the information technology market.

In the fourth quarter of fiscal 2000, management conducted a regular impairment assessment of the goodwill resulting from the Team Technologies acquisition. During fiscal 2000, the Company pursued various revenue growth and expense reduction strategies to expand the business beyond its then current market and operate more efficiently. However, due to our inability to expand the business beyond its regional market with existing skills and toolsets, management concluded from its fourth quarter impairment assessment that the discounted expected future cash flows from the acquired operations would be insufficient to recover the carrying amount of goodwill. In accordance with SFAS No. 121, we recorded a $7.8 million non-cash charge to operations. This charge has been reflected in the Consolidated Statement of Operations.

Management is now actively repurposing relevant assets of the acquired operations in both RSPNetwork, Inc. and B2BXchange, Inc.

Interest Income and Expense

Our cash balances at fiscal year end 2000 were invested in high-quality money market instruments. Subsequent investments have included debt instruments of high-quality corporate issues. Interest income was $229,000 in fiscal 2000 and $96,000 in fiscal 1999. The increase was primarily attributable to the investment of cash proceeds from the sale of the DGBU after the sale on June 13, 2000. Interest expense was $342,000 in fiscal 2000 and $162,000 in fiscal 1999. This increase resulted from increased interest costs attributable to increased average debt levels due to the development of our e-commerce products and services. With the cash proceeds from the sale of the DGBU and the payoff of our revolving credit facilities, interest expense is expected to decrease in fiscal 2001 and interest income is expected to increase.

Income Taxes

At June 30, 2000, the valuation allowance for deferred taxes was approximately $3.4 million. The net change in the total valuation allowance for the year ended June 30, 2000 was a decrease of approximately $10.7 million. The Company has net operating loss carryforwards for state income tax purposes of approximately $2.8 million which are available to offset future taxable income, if any, through 2010. The Company also has alternative minimum tax credit carryforwards of approximately $225,000 available to reduce future federal income taxes, if any, over an indefinite period and research credit carryforwards of approximately $1.4 million available to reduce future federal income tax, if any, through 2005.

At June 30, 1999, the carrying value of our deferred tax assets was zero due to the uncertainty of any realization of the benefits in the future. The valuation allowance for deferred tax assets was approximately $14.1 million. At June 30, 1999, we had net operating loss carryforwards for federal income tax purposes of approximately $22.2 million and net operating loss carryforwards for state income tax purposes of approximately $9.4 million, which were available to offset future taxable income and the gain from the sale of the DGBU.

See Note 12 of the Notes to Consolidated Financial Statements for further disclosures relating to income taxes.

Foreign Currencies

In general, our exposure to foreign currency gains and losses is not material.


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
------   -------------------------------------------

See Financial Statements and Supplementary Data attached.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------   ---------------------------------------------------------------
         FINANCIAL DISCLOSURE.
         --------------------

Effective June 27, 2000, the Company appointed KPMG LLP as the Company's independent accountants for the fiscal year ended June 30, 2000 and dismissed Deloitte & Touche LLP. The decision to change accountants was approved by the Board of Directors of the Company.

In connection with the Company's audits for the two most recent fiscal years and the subsequent interim period through June 27, 2000, there have been no disagreements with Deloitte & Touche LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Deloitte & Touche LLP would have caused them to make reference thereto in their report on the financial statements for such years. The reports of Deloitte & Touche LLP on the Company's financial statements for the past two fiscal years contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except that their reports for the past two fiscal years included an explanatory paragraph regarding substantial doubt about the Company's ability to continue as a going concern.

The Company has provided a copy of this disclosure to Deloitte & Touche LLP and has requested that Deloitte & Touche LLP furnish it with a letter addressed to the SEC stating whether or not Deloitte & Touche LLP agrees with the above statements, and if not, stating the respects in which Deloitte & Touche LLP does not agree. A copy of such letter, dated June 29, 2000, was filed as Exhibit 16.1 to the Company's Report on Form 8-K filed June 29, 2000.

As indicated above, on June 27, 2000, the Company engaged KPMG LLP as its new independent accountants to audit the Company's consolidated financial statements at June 30, 2000 and for the year then ended. During the two most recent fiscal years and the subsequent interim period prior to the engagement of KPMG LLP, the Company did not consult with KPMG LLP regarding any of the matters or events listed in Regulation S-K Items (304) (2) (i) and (ii).

                                   PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
-------   --------------------------------------------------

The information required by Item 10 is incorporated herein by reference to the Company's proxy statement for its Annual Meeting of Shareholders which will be filed with Securities & Exchange Commission within 120 days of the Company's fiscal year ended June 30, 2000.

Item 11.  EXECUTIVE COMPENSATION.
-------   -----------------------

The information required by Item 11 is incorporated herein by reference to the Company's proxy statement for its Annual Meeting of Shareholders which will be filed with Securities & Exchange Commission within 120 days of the Company's fiscal year ended June 30, 2000.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
-------   --------------------------------------------------------------

The information required by Item 12 is incorporated herein by reference to the Company's proxy statement for its Annual Meeting of Shareholders which will be filed with Securities & Exchange Commission within 120 days of the Company's fiscal year ended June 30, 2000.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
-------   ----------------------------------------------

The information required by Item 13 is incorporated herein by reference to the Company's proxy statement for its Annual Meeting of Shareholders which will be filed with Securities & Exchange Commission within 120 days of the Company's fiscal year ended June 30, 2000.

                                    PART IV
                                    -------

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 10-K.
-------  -----------------------------------------------------------------

(a) 1.   Financial Statements
         --------------------

         Consolidated Financial Statements of VirtualFund.com, Inc. and
         Subsidiaries:

               Independent Auditors' Reports

               Consolidated Balance Sheets as of June 30, 2000 and 1999

               Consolidated Statements of Operations for the fiscal years ended June 30, 2000, 1999 and 1998

               Consolidated Statements of Stockholders' Equity for the fiscal years ended June 30, 2000, 1999 and 1998

               Consolidated Statements of Cash Flows for the fiscal years ended June 30, 2000, 1999, and 1998

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

(a) 3.   Exhibits
         --------

         The exhibits to this Annual Report on Form 10-K are listed in the
         Exhibit Index on pages E-1 to E-3 of this Report. The Company will furnish a copy of any exhibit to a shareholder who requests a copy in writing upon payment to the Company of a fee of $5.00 per exhibit. Requests should be sent to: Director, Investor Relations, VirtualFund.com, Inc., 7090 Shady Oak Road, Eden Prairie, MN 55344.

(b) Reports on Form 8-K: On June 27, 2000, the Company filed Form 8-K regarding the asset sale of the DGBU to MacDermid, Incorporated. On June 29, 2000, the Company filed Form 8-K regarding the adoption of KPMG as our new auditors. On September 28, 2000, the Company filed Form 8-K regarding its business development plan.

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

Date: October 12, 2000
                                  VIRTUALFUND.COM, INC.

                                  By /s/ Melvin L. Masters
                                     -----------------------------------------
                                  Melvin L. Masters, President, Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                               President, Chief Executive Officer
/s/ Melvin L. Masters          and Chairman of the Board
--------------------------
Melvin L. Masters              (Principal Executive Officer)

/s/ Roger Wikner               Director
--------------------------
Roger Wikner

/s/ Timothy R. Duoos           Director
--------------------------
Timothy R. Duoos

/s/ Edward S. Adams            Director
--------------------------
Edward S. Adams

/s/ Stephen Fisher             Director
--------------------------
Stephen Fisher


/s/ Timothy N. Thurn           Chief Financial Officer and
--------------------------
Timothy N. Thurn               Principal Accounting Officer

INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
VirtualFund.com, Inc.
Eden Prairie, Minnesota



We have audited the accompanying consolidated balance sheet of VirtualFund.com, Inc. (the Company) and subsidiaries as of June 30, 2000, and the related statements of operations, stockholders' equity and cash flows for the fiscal year ended June 30, 2000, and the financial statement schedule listed in the index at Item 14(a)(2). These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of VirtualFund.com, Inc. and subsidiaries as of June 30, 2000, and the results of their operations and their cash flows for the fiscal year ended June 30, 2000, in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP



Minneapolis, Minnesota
September 19, 2000

VIRTUALFUND.COM, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                          June 30, 2000    June 30, 1999
                                                          -------------    -------------
ASSETS

 CURRENT ASSETS:
   Cash and cash equivalents                               $ 39,641,785    $    250,792
   Accounts receivable, less allowance for doubtful
     accounts of $20,000 and $20,000, respectively              311,271         802,901
   Receivable - related parties (Note 14)                     1,915,405       1,378,749
   Other current assets                                         229,098         222,924
   Net assets of discontinued operations (Note 4)                  --         5,971,989
                                                           ------------    ------------
       TOTAL CURRENT ASSETS                                  42,097,559       8,627,355

PROPERTY AND EQUIPMENT, NET
    (Notes 4, 7 and 14)                                       1,697,212       1,491,138

GOODWILL, less accumulated amortization of none and
  $1,338,246, respectively                                         --        10,132,423

OTHER ASSETS (Notes 1 and 14)                                   658,993         116,017
                                                           ------------    ------------
                                                           $ 44,453,764    $ 20,366,933
                                                           ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes payable (Notes 6 and 14)                           $       --      $    630,167
  Notes payable - related parties (Notes 2 and 14)            2,398,381       2,235,766
  Current maturities of long-term debt (Note 7)                 475,630         701,768
  Accounts payable                                            3,338,799       1,228,449
  Accrued payroll and payroll taxes                           1,712,642       1,075,462
  Income taxes payable                                          843,440         373,524
  Other current liabilities                                     198,607         108,019
  Net liabilities of discontinued operations                  2,320,789            --
                                                           ------------    ------------
TOTAL CURRENT LIABILITIES                                    11,288,288       6,353,155

LONG-TERM DEBT, less current maturities (Note 7)                 91,860         569,747

COMMITMENTS AND CONTINGENCIES (Notes 2, 11 and 16)                 --              --

STOCKHOLDERS' EQUITY: (Notes 2, 8,9, 10 and 16)
  Series A convertible preferred stock, $.01 par value;
    authorized 5,000,000 shares; 1,499,998 shares issued
    issued and outstanding at June 30, 1999;
    redeemable; $7,500,000 liquidation preference                  --         7,500,000
  Common stock, $.01 par value; authorized
     50,000,000 shares; 17,577,002 and 15,803,866
     shares issued and outstanding, respectively                175,770         158,039
  Additional paid-in capital                                 41,171,851      33,040,170
  Accumulated deficit                                        (8,172,755)    (27,254,178)
  Receivable from exercise of stock options                    (101,250)           --
                                                           ------------    ------------
       TOTAL STOCKHOLDERS' EQUITY                            33,073,616      13,444,031
                                                           ------------    ------------
                                                           $ 44,453,764    $ 20,366,933
                                                           ============    ============

                 See notes to consolidated financial statements.

VIRTUALFUND.COM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                                            Years Ended June 30,
                                                                 --------------------------------------------
                                                                     2000            1999             1998
                                                                 ------------    ------------    ------------
CONTINUING OPERATIONS
   NET SALES                                                     $  6,900,557    $  4,138,211    $       --

   COST OF SALES                                                    5,484,524       3,057,710            --
                                                                 ------------    ------------    ------------
        GROSS PROFIT                                                1,416,033       1,080,501            --

   OPERATING EXPENSES
     Sales and marketing                                            2,938,423       1,274,572            --
     Research and development                                       2,565,348         938,997         203,153
     General and administrative                                     8,174,307       4,523,084       2,474,936
     Goodwill amortization                                          2,294,136       1,338,246            --
     Goodwill write off (Note 3)                                    7,838,287            --              --
                                                                 ------------    ------------    ------------
                                                                   23,810,501       8,074,899       2,678,089
                                                                 ------------    ------------    ------------
        OPERATING LOSS                                            (22,394,468)     (6,994,398)     (2,678,089)

   OTHER INCOME (EXPENSE)
     Interest expense                                                (341,985)       (162,394)           --
     Interest income                                                  228,515          95,639            --
     Other income (expense)                                            28,439          25,486            --
                                                                 ------------    ------------    ------------
                                                                      (85,031)        (41,269)           --
                                                                 ------------    ------------    ------------
   LOSS FROM CONTINUING OPERATIONS
       BEFORE INCOME TAXES                                        (22,479,499)     (7,035,667)     (2,678,089)
   INCOME TAX BENEFIT (PROVISION)                                     759,000      (3,342,000)        920,000
                                                                 ------------    ------------    ------------
   LOSS FROM CONTINUING OPERATIONS                                (21,720,499)    (10,377,667)     (1,758,089)
                                                                 ------------    ------------    ------------

EARNINGS FROM DISCONTINUED OPERATIONS
    net of income tax (benefit) provision of $(1,033,000),
    $1,424,000 and $920,000 in 2000, 1999, and 1998,
    respectively (Notes 4 and 12)                                   5,023,720       2,554,554       3,598,921
GAIN ON SALE OF DISCONTINUED OPERATIONS
    net of income tax provision of $2,271,000 (Notes 4 and 12)     35,778,202            --              --
                                                                 ------------    ------------    ------------
   EARNINGS FROM DISCONTINUED OPERATIONS                           40,801,922       2,554,554       3,598,921
                                                                 ------------    ------------    ------------

NET EARNINGS (LOSS)                                              $ 19,081,423    $ (7,823,113)   $  1,840,832
                                                                 ============    ============    ============


BASIC AND DILUTIVE NET EARNINGS
   (LOSS) PER COMMON SHARE (Note 13)
     LOSS FROM CONTINUING OPERATIONS                             $      (1.32)   $       (.66)   $       (.11)
     EARNINGS FROM DISCONTINUED OPERATIONS                                .31             .16             .23
     GAIN ON SALE OF DISCONTINUED OPERATIONS                             2.17            --              --
                                                                 ------------    ------------    ------------
     NET EARNINGS (LOSS) PER COMMON SHARE                        $       1.16    $       (.50)   $        .12
                                                                 ============    ============    ============

Weighted average common shares outstanding (Note 13)               16,479,857      15,782,770      15,316,003
                                                                 ============    ============    ============

                 See notes to consolidated financial statements.

VIRTUALFUND.COM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

                                                                                                       Receivable
                                          Common Stock                      Additional                  On Stock
                                     -----------------------    Preferred     Paid-In    (Accumulated    Option
                                       Shares     Par Value       Stock       Capital      Deficit)     Exercises       Total
                                     ----------  -----------    ----------  -----------  ------------  ----------   -----------
BALANCES, JUNE 30, 1997              15,032,462  $   150,325                $30,897,064  $(21,153,596)              $ 9,893,793


 Conversion of debentures (Note 8)      525,000        5,250                  1,985,146                               1,990,396
 Exercise of stock options
    (Note 10)                            80,071          801                    134,623                                 135,424
 Litigation settlement (Note 16)        141,333        1,413                     (1,413)                                   --
 Net earnings                                                                               1,840,832                 1,840,832
                                     ----------  -----------   -----------  -----------  ------------  ---------  -------------

BALANCES, JUNE 30, 1998              15,778,866      157,789                 33,015,420   (19,312,764)               13,860,445


 Exercise of stock options
    (Note 10)                            25,000          250                     24,750                                  25,000
 Other                                                                                       (118,301)                 (118,301)
 Acquisition of K&R Technical
     Services, Inc. (Note 2)                                   $ 7,500,000                                            7,500,000
 Net loss                                                                                  (7,823,113)               (7,823,113)
                                     ----------  -----------   -----------  -----------  ------------  ---------  -------------

BALANCES, JUNE 30, 1999              15,803,866      158,039     7,500,000   33,040,170   (27,254,178)               13,444,031



Exercise of stock options (Note 10)     373,138        3,731                    936,934                $(101,250)       839,415
Preferred shares converted (Note 9)   1,399,998       14,000    (7,000,000)   6,986,000                                    --
Repurchase of preferred shares
   (Note 9)                                                       (500,000)                                            (500,000)
Issuance of 70,000 warrants                                                      77,388                                  77,388
Other                                                                            47,359                                  47,359
Stock option tax benefit (Note 12)                                               84,000                                  84,000
Net earnings                                                                               19,081,423                19,081,423
                                     ----------  -----------   -----------  -----------  ------------  ---------  -------------
BALANCES, JUNE 30, 2000              17,577,002  $   175,770          --    $41,171,851  $ (8,172,755) $(101,250) $  33,073,616
                                     ==========  ===========   ===========  ===========  ============  =========  =============

                 See notes to consolidated financial statements.

VIRTUALFUND.COM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (NOTE 15)
--------------------------------------------------------------------------------

                                                                    Years Ended June 30,
                                                      --------------------------------------------
                                                          2000            1999           1998
                                                      ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings (loss)                                $ 19,081,423    $ (7,823,113)   $  1,840,832
   Adjustments to reconcile net loss to net
     cash provided by operating activities:
       Discontinued Operations                         (37,519,240)     (1,395,944)      2,846,433
       Depreciation and amortization                     1,059,461         575,014         320,439
       Amortization of goodwill                          2,294,136       1,338,246            --
       Goodwill write off                                7,838,287            --              --
       Loss on sale of property and equipment               69,984             109          26,794
       Deferred income taxes                                  --         4,766,000            --
       Stock option tax benefit                             84,000            --              --
       Warrants issued for services                         77,388            --              --
       Other                                                47,359            --              --
   Change in assets and liabilities, net of effects
     from purchase of K&R Technical Services, Inc.:
       Accounts receivable                                (144,255)         87,897          72,532
       Other current assets                                 (6,174)         11,197         (39,468)
       Accounts payable                                  1,828,737         173,034         127,313
       Accrued payroll and payroll taxes                   637,180         601,538          64,468
       Other current liabilities                           629,589        (167,864)         (5,648)
       Deferred revenue                                     93,530        (130,671)           --
                                                      ------------    ------------    ------------
NET CASH (USED IN) PROVIDED BY
    OPERATING ACTIVITIES                                (3,928,595)     (1,964,557)      5,253,695

CASH FLOWS FROM INVESTING ACTIVITIES:
     Loans to related parties                             (288,116)     (1,141,208)       (337,460)
     Collection of loans from related parties                 --            46,800            --
     Additions to property and equipment                (1,107,804)       (224,094)       (197,893)
     Proceeds from sale of property and equipment               70            --               300
     Proceeds from sale of discontinued operations      45,781,550            --              --
     Additions to acquired technology and other
       intangible assets                                  (571,335)           --              --
     Payments for acquisition of K&R Technical
         Services Inc., net of cash acquired                  --        (1,388,655)           --
                                                      ------------    ------------    ------------
 NET CASH PROVIDED BY (USED IN)
    INVESTING ACTIVITIES                                43,814,365      (2,707,157)       (535,053)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowing (payments) under revolving
       credit lines                                       (630,167)         62,172            --
     Payment of debenture                                     --          (375,866)           --
     Proceeds from long-term debt                             --           228,908            --
     Payments on long-term debt                           (704,025)       (454,469)        (27,488)
     Proceeds from exercise of stock options               839,415          25,000         135,424
                                                      ------------    ------------    ------------
NET CASH (USED IN) PROVIDED BY
    FINANCING ACTIVITIES                                  (494,777)       (514,255)        107,936
                                                      ------------    ------------    ------------
 INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS                                    39,390,993      (5,185,969)      4,826,578

CASH AND CASH EQUIVALENTS AT
    BEGINNING OF YEAR                                      250,792       5,436,761         610,183
                                                      ------------    ------------    ------------
CASH AND CASH EQUIVALENTS
    AT END OF YEAR                                    $ 39,641,785    $    250,792    $  5,436,761
                                                      ============    ============    ============

                 See notes to consolidated financial statements.

VIRTUALFUND.COM, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements


1.       BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

         Business
         VirtualFund.com, Inc. ("the Company") is an Internet Venture Resource company that is actively developing and engaging in business-to-business, or B2B, e-commerce. During the fiscal year ended June 30, 2000, the Company operated in two business segments: the Digital Graphics Business Unit ("DGBU") and the Internet Services Business Unit ("ISBU").

         The DGBU designed, manufactured, marketed and sold wide-format digital color printers, aftermarket inks and specialty coated media for graphic arts professionals. On June 13, 2000, the Company completed an asset sale of DGBU operations to MacDermid Incorporated. The DGBU operations are disclosed in the accompanying financial statements as discontinued operations.

         The ISBU provides information system design, implementation and support services, develops and sells Internet-based electronic commerce software, and provides Internet hosting services. This business unit will be the primary operating company going forward.

         Liquidity/Discontinued Operations
         The Company is developing a new operating segment in the Business-to-Business electronic commerce market. The development of this market has required substantial cash, which has been financed by the cash flow from the DGBU until its sale. On June 13, 2000, MacDermid acquired certain working capital assets and working capital liabilities of the DGBU for a purchase price of $50 million in cash less certain post-closing adjustments. The Company received approximately $46 million at closing and anticipates final cash proceeds to be between $46 million and $48 million. A portion of the proceeds received at closing were used to pay off the revolving credit facilities of ColorSpan Corporation (with General Electric Capital Corporation), ColorSpan Europe and RSPNetwork. The Company currently does not maintain any secured credit facilities.

         The sales proceeds will be used to further invest in and grow the ISBU products for electronic commerce. This investment and growth may result in further significant losses. Management believes the sale proceeds will fund the ISBU through the fiscal 2001 year and into the following year. Should further capital be required to fund future operations, growth and acquisitions, the Company may raise additional capital through public or private financing of the Company or its subsidiaries' stock, or through debt financing.

         Concentration of credit risk
         Financial instruments which potentially subject the Company to concentration of credit risk are cash and cash equivalents and accounts receivable. To reduce risk for cash and cash equivalents, the Company maintains its portfolio with a high-quality financial institution. The Company's current customer base ranges from small local entities to Fortune 500 companies located primarily in the Midwest and in the agriculture industry. Revenue is concentrated in a few large customers. In fiscal 2000, revenue from two Fortune 500 customers contributed approximately 56% of revenue from continuing operations. The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral. To date, the Company has had no material write-offs of accounts receivable.

         Consolidation
         The consolidated financial statements include the accounts of VirtualFund.com, Inc. and its subsidiaries, RSPNetwork, Inc. ("RSPNetwork"), Kilborn Photo Products, Inc. ("Kilborn"), and ColorSpan Corporation ("CSC"), and CSC's subsidiaries, ColorSpan Europe, Ltd. ("CSE"), ColorSpan Asia/Pacific, Ltd. ("CSA"), and ColorSpan Latin America, Inc. ("CSLA"). Kilborn, CSC and its subsidiaries represent the DGBU and are disclosed herein as discontinued operations. All significant intercompany balances and transactions have been eliminated in consolidation.

         Revenue recognition and warranties
         The Company also provides information system design, implementation and support services under fixed price and time and materials contracts. For fixed price contracts, revenue is recorded on the basis of the estimated percentage of completion of services rendered. Losses, if any, on fixed price contracts are recognized when the loss is determined. For time and materials contracts, revenue is recognized at contractually agreed upon rates as the costs are incurred.

         Cash equivalents
         All highly liquid cash investments with a maturity of three months or less at the date of purchase are considered to be cash equivalents.

         Property and equipment
         Property and equipment are recorded at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets of 2 to 7 years.

         Goodwill
         Goodwill represents the excess of purchase price over the fair value of net assets acquired, and was being amortized on a straight-line basis over five years. During the fourth quarter of fiscal year 2000, the balance of goodwill associated with the K&R Technical Services, Inc. d/b/a Team Technologies ("K&R") acquisition (see Note 2) was written off in accordance with Statement of Financial Accounting Standard No. 121 (see Note 3).

         Recorded amounts are regularly reviewed and recoverability assessed. The review considers factors such as whether the amortization of the goodwill for each operating unit over its remaining life can be recovered through forecasted undiscounted cash flows.

         Research and development costs and capitalized software
         Expenditures related to the development of new products and processes, including significant improvements and refinements to existing products and the development of software are expensed as incurred, unless they are required to be capitalized. Software development costs incurred subsequent to establishment of the software's technological feasibility are capitalized. Capitalization ceases when the software is available for general release to customers. The recoverability of capitalized software development costs is continually evaluated, and provisions for estimated losses are recorded in the period such losses are determined. There were no software development costs capitalized during fiscal 2000, 1999 and 1998.

         Acquired technology and other intangible assets
         Acquired technology and other intangible assets are amortized using the straight-line method over the estimated useful lives of the assets, generally from two to three years. In fiscal 2000, the Company acquired domain names for B2BXchange, an e-commerce marketplace. The recoverability of these assets is continually evaluated by comparing the remaining unamortized cost to the estimated future cash flows of the associated assets. Provisions for estimated losses are recorded in the period such losses are determined.

         Fair value of financial instruments
         Cash and cash equivalents, accounts receivable, short-term debt, accounts payable, and accrued liabilities are carried at amounts believed to approximate fair value. The carrying amount of the Company's long-term debt approximated its fair value at June 30, 2000 and 1999 due to the debt agreements containing market interest rates.

         Income taxes
         The Company utilizes the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement and tax bases of existing assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled.

         Net earnings (loss) per common share
         Basic earnings (loss) per share is computed by dividing net earnings
         (loss) by the weighted average number of common shares outstanding during each period. Common share equivalents include stock options, warrants, convertible debenture (Note 8) and shares issuable relating to the litigation settlement (Note 16). All common equivalent shares were excluded from the calculation because they were anti-dilutive for all periods presented.

         Stock-Based Compensation
         The Company has elected to continue following the guidance of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," for measurement and recognition of stock-based transactions with employees and has adopted the disclosure-only provisions of SFAS No. 123.

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

         New Accounting Standards
         The Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which will be effective for the Company in fiscal 2001. The Company has reviewed the requirements of this standard and has determined that there is no impact on the financial statements.

         Reclassifications
         Certain amounts presented in fiscal 1999 and 1998 have been reclassified to conform to the fiscal 2000 presentation.


2.       BUSINESS COMBINATIONS

         On December 18, 1998, the Company, through its wholly owned subsidiary RSPNetwork, Inc., issued 1,499,998 shares of Series A Convertible Preferred Stock and notes payable of $3,678,258, in exchange for all of the common stock of K&R, a privately held information technology consulting company. Each share of Series A Convertible Preferred Stock was convertible into Common Stock of the Company, initially at the rate of one share of Common Stock for each share of Series A Convertible Preferred Stock. The Series A Convertible Preferred Stock carried a $5.00 per share guaranteed value on the maturity date of December 17, 2000. The Preferred Stock was valued at $5 per share for accounting purposes and the acquisition has been accounted for using the purchase method of accounting. Accordingly, the aggregate purchase price of approximately $11,278,000, including transaction costs, was allocated to the assets acquired and liabilities assumed based upon the fair values at the date of acquisition. The historical carrying amounts of the assets acquired and liabilities assumed approximated their fair value with liabilities assumed exceeding assets acquired by $193,000. The purchase price and the liabilities assumed in excess of tangible assets acquired was recorded as goodwill in the amount of $11,471,000 which was being amortized on a straight-line basis over five years. Tangible assets acquired and liabilities assumed include the following as of December 1, 1998:

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

         The operating results of the acquired business were included in the consolidated statement of operations from the effective date of acquisition, which was December 1, 1998. The following pro forma results of operations for the years ended June 30, 1999 and 1998 assume the acquisition occurred as of July 1, 1997:

                                             June 30, 1999     June 30, 1998
                                             -------------     -------------

                  Net sales                  $  7,150,000      $  4,467,000
                  Net loss                     (7,954,000)       (5,297,000)
                  Loss per common share              (.50)             (.35)


3.       IMPAIRMENT OF K&R / RSPNETWORK GOODWILL

         In the fourth quarter of fiscal 2000, management conducted a regular impairment assessment of the goodwill resulting from the K&R acquisition. During fiscal 2000, the Company pursued various revenue growth and expense reduction strategies to expand the business beyond its then current market. However, due to the Company's inability to expand the business beyond its regional market, management concluded from its fourth quarter impairment assessment that the discounted expected future cash flows would be insufficient to recover the carrying amount of goodwill. In accordance with SFAS No. 121, the Company recorded a $7.8 million non-cash charge to operations. This charge has been reflected in the Consolidated Statement of Operations.


4.       DISCONTINUED OPERATIONS

         On June 13, 2000, the company sold the Digital Graphics Business Unit to MacDermid Graphic Arts, a division of MacDermid Incorporated. In determining the gain from this sale of $35.8 million, cash proceeds of $45.8 million were reduced by net assets sold of $5.1 million, related income taxes of $2.3 million, and other costs and adjustments of $2.6 million. Included in the adjustments that reduced the gain are estimated charges for costs to be incurred in the future. Estimated future costs include an accrual for contractual responsibilities remaining from the sale of the DGBU and other miscellaneous anticipated expenses. The Company expects to receive an additional $1,000,000 in fiscal 2001, which is not included in the cash proceeds above, when consents to assign facility leases to MacDermid are received from the lessors.

         Net sales from discontinued operations were $62,858,444, $71,578,364, and $82,609,562 in fiscal 2000, 1999, and 1998, respectively. The results from discontinued operations do not include any general corporate overhead expense. Debt and the corresponding interest expense relating to the Digital Graphics Business Unit reside within the operating companies of the discontinued operations. The components of net assets (liabilities) of discontinued operations included in the Consolidated Balance Sheets are as follows:

                                                 June 30, 2000   June 30, 1999
                                                 -------------   -------------

              Accounts and notes receivable       $       --     $ 12,055,299
              Inventory                                   --        8,630,576
              Other current assets                        --        1,871,509
              Property and equipment, net                 --        2,141,105
              Other assets                                --          107,659
              Notes payable                               --       (3,237,835)
              Accounts payable                     (2,141,000)    (11,509,167)
              Other current liabilities and debt     (179,789)     (4,042,659)
              Long term debt                              --          (44,498)
                                                  -----------    ------------
                                                  $(2,320,789)   $  5,971,989
                                                  ===========    ============

5.       PROPERTY AND EQUIPMENT

         Property and equipment consists of the following:

                                                         Life Used
                                                     for Depreciation      June 30, 2000     June 30, 1999
                                                     ----------------      -------------     -------------
         Equipment                                   2 - 5 years               2,862,391         2,055,101
         Furniture and fixtures                      5 - 7 years                 458,045           445,198
         Purchased software                          3 years                     554,234           411,794
         Vehicles                                    5 years                      77,310            15,203
         Leasehold improvements                      5 years                     276,155           380,713
                                                                           -------------     -------------
                                                                               4,228,135         3,308,009
         Accumulated depreciation and amortization                             2,530,923         1,816,871
                                                                           -------------     -------------
                                                                           $   1,697,212     $   1,491,138
                                                                           =============     =============

         Property and equipment includes assets under capital leases as follows:

                                                                           June 30, 2000     June 30, 1999
                                                                           -------------     -------------
         Equipment                                                         $     539,878     $     725,049
         Furniture and fixtures                                                  111,570           111,570
         Purchased software                                                      311,111           311,111
                                                                           -------------     -------------
                                                                                 962,559         1,147,730
         Accumulated amortization                                                595,475           299,284
                                                                           -------------     -------------
                                                                           $     367,084     $     848,446
                                                                           =============     =============

6.       NOTES PAYABLE

         Notes payable to a bank at June 30, 1999 were $630,167, carried interest at 10% and were repaid during fiscal 2000.


7.       LONG-TERM DEBT

         Long-term debt consists of the following:


                                                                  June 30, 2000     June 30, 1999
                                                                  -------------     -------------
         Note payable to a finance company, payments,
         including principal and interest at 8.57%, of $3,640
         due monthly through January 2002, secured by certain
         domestic property and equipment                          $      61,602     $      98,279

         Note payable to a finance company, payments,
         including principal and interest at 8.25%, of $1,500
         due monthly through January 2002, secured by certain
         domestic property and equipment                                 26,631            41,751

         5% Community Economic Betterment Account
         (CEBA) loan due June 2001 that is forgivable
         if certain employment quotas are met                            45,000            45,000

         Obligations under capital leases for equipment,
         payable in monthly installments (Note 11)                      434,257         1,086,485
                                                                  -------------     -------------
                                                                        567,490         1,271,515
         Less current maturities                                        475,630           701,768
                                                                  -------------     -------------
                                                                  $      91,860     $     569,747
                                                                  =============     =============

         Maturities of long-term debt at June 30, 2000, excluding capital lease obligations, are as follows:

         Year ending June 30:

         2001                                           $101,360
         2002                                             31,873
                                                        --------
                                                        $133,233
                                                        ========

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


9.       STOCKHOLDERS' EQUITY

         In December 1998, the Board of Directors approved the plan to issue shares of Series A Convertible Preferred Stock (Preferred Stock), with certain powers, preferences, rights, qualifications, limitations and restrictions, to purchase K&R. On December 18, 1998, the Company issued 1,499,998 shares of Preferred Stock to the shareholders of K&R (Note
         2). Holders of the Preferred Stock had the same voting rights as the Company's Common stockholders and had a liquidation preference of $5.00 per share. The Preferred Stock was convertible at the option of the holder into Common Stock initially at the rate of one share of Common Stock for each share of Preferred Stock, and had a guaranteed value of $5.00 per share on the maturity date of December 17, 2000. The Preferred Stock agreement provided for automatic conversion to Common Stock if the Common Stock traded at or above $5.00 per share for 30 consecutive calendar days and if VirtualFund's board of directors waived a two-year restriction on transferability of the shares of Common Stock issuable upon such converstion. The automatic conversion was triggered on February 17, 2000. As part of a non-compete agreement, which is in litigation, 100,000 shares of converted Preferred Stock were repurchased and cancelled. Total net common shares issued in the conversion were 1,399,998.

         On June 28, 2000, the Company's board of directors authorized the repurchase of up to 2,000,000 shares of the Company's common stock. No shares were repurchased for fiscal 2000. Subsequent to fiscal year end and through August 31, 2000, the Company repurchased 582,100 shares of its common stock for $1,174,170, pursuant to this authorization.


10.      STOCK OPTIONS AND WARRANTS

         On June 24, 1999, the stockholders approved an amendment to the "LaserMaster Technologies, Inc. 1996 Stock Incentive Plan" to revise the name of the plan to the "VirtualFund.com, Inc. 1996 Stock Incentive Plan", to extend the term of the plan to ten years from the date of shareholder approval of the amendment and to increase the number of shares available for awards under the plan from 1,500,000 shares to 5,000,000 shares.

         Under the plan, incentive stock options and non-statutory stock options may be granted to key employees, directors, and consultants of the Company at exercise prices not less than 100 percent of the fair market value of the common stock at the date of grant and 110 percent for incentive stock options granted to individuals owning 10 percent or more of the Company's common stock. The plan is administered by a Stock Option Committee appointed by the Board of Directors. The committee establishes all terms and conditions of each grant, except that, in the case of incentive options, the term may not exceed 10 years. The Company also has a 1990 Restated Stock Option Plan with 3,513,309 shares authorized. On October 12, 2000, no additional options may be granted under this plan. All previously granted options will remain outstanding for 10 years from the grant date.

         Warrant activity and activity under the stock option plans is summarized as follows:


                                                    Weighted Average                  Weighted Average
                                        Warrants     Warrant Price       Options       Option Price
                                      Outstanding      Per Share       Outstanding       Per Share
                                     -------------  ----------------  -------------   ----------------
         Balance, June 30, 1997       3,049,953          $6.90          2,808,110          $ 3.38

         Granted                          -                             1,051,500            2.97
         Exercised                        -                               (80,071)           1.69
         Forfeited                      (15,000)                         (150,500)           3.07
         Repriced *                       -                                -                (0.89)
                                      ---------                        ----------
         Balance, June 30, 1998       3,034,953           6.91          3,629,039            3.11

         Granted                          -                             1,736,500            2.00
         Exercised                        -                               (25,000)           1.00
         Forfeited                        -                              (603,650)           3.08
                                      ---------                        ----------
         Balance, June 30, 1999       3,034,953           6.91          4,736,889            2.71

         Granted                      1,370,000           1.98          1,986,250            2.28
         Exercised                        -                              (373,138)           2.52
         Forfeited                        -                            (2,269,200)           2.74
                                      ---------                        ----------
         Balance, June 30, 2000       4,404,953          $5.37          4,080,801          $ 2.54
                                      =========


         Exercisable, June 30, 1998   3,034,953         $6.91           1,034,513          $ 2.71
         Exercisable, June 30, 1999   3,034,953          6.91           1,160,889            2.76
         Exercisable, June 30, 2000   4,404,953          5.37           1,542,551            2.85




         * The Company's Board of Directors approved the repricing of 776,000 non-statutory stock options to the closing Nasdaq price on September 26, 1997 ($3.00 per share). These options had original exercise prices ranging from $3.38 to $4.75 per share with an average exercise price of $3.89 per share.

         Pro Forma Information:

         The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). Accordingly, since options have been issued with exercise prices at or above market value of the Company's stock, no compensation expense has been recognized for the stock option plans. Had compensation expense for the Company's stock option plans been determined based on the fair value at the grant date for awards since July 1, 1995 consistent with the provisions of SFAS 123, the Company's net earnings (loss) and net earnings (loss) per share would have been adjusted to the pro forma amounts reflected in the following table:

                                                     June 30, 2000       June 30, 1999            June 30, 1998
                                                 ------------------    -----------------       -------------------
         Reported net earnings (loss)              $  19,081,423         $   (7,823,113)         $     1,840,832
         Pro forma net earnings (loss)                18,713,959             (8,305,228)               1,243,163
         Net earnings (loss) per share:
                As reported                                 1.16                   (.50)                     .12
                Pro forma                                   1.14                   (.53)                     .08

         The fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal 2000, 1999 and 1998:

                                                     June 30, 2000       June 30, 1999            June 30, 1998
                                                 ------------------    -----------------       -------------------
         Expected dividend yield                   $        -             $       -             $         -
         Expected stock price volatility                     85%                    65%                     60%
         Risk-free interest rate                            6.2%                   5.9%                    5.5%
         Expected life of options (years)                    4.5                    4.5                     4.5

         The per share weighted-average fair value of stock options granted during 2000, 1999 and 1998 is estimated as $ .99, $1.14 and $1.60, respectively on the date of grant using the Black-Scholes option pricing model.

         The following table summarizes information about the Company's stock option plans at June 30, 2000:

                                                   Weighted
               Range of           Number            Average           Weighted          Number          Weighted
               Exercise        Outstanding at      Remaining          Average        Exercisable at      Average
                Prices         June 30, 2000    Contractual Life    Exercise Price    June 30, 2000   Exercise Price
               --------        --------------   ----------------    --------------   --------------   --------------
              $ .93 to 2.00       1,823,484       110 months           $ 1.71           209,734           1.60
               2.01 to 3.00       1,396,567        71 months             2.79           892,817           2.68
               3.01 to 4.00         813,750        78 months             3.81           406,750           3.71
               4.01 to 5.00          47,000        93 months             4.75            33,250           4.75
                                  ---------                                           ---------
                                  4,080,801                            $ 2.54         1,542,551         $ 2.85
                                  =========                                           =========

11.      COMMITMENTS

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

         Certain of the facilities leases are under a 15-year commercial lease through December 31, 2010 with Grandchildren's Realty Alternative Management Program I ("GRAMPI"), a Minnesota limited partnership controlled by the Company's Chief Executive Officer, for space it currently occupies in Shady View I & II. The Company leases from GRAMPI 146,570 square feet and another 32,204 square feet are sublet to MacDermid (see further details in this footnote). GRAMPI purchased the real estate in April 1995, after the Company's Board of Directors declined to do so. GRAMPI sold the property in October 1996 in a sale-leaseback transaction and remains the lessor to the Company. The Company's Board of Directors retained services of an outside commercial real estate brokerage firm and outside legal counsel to negotiate the lease with the landlord's outside legal counsel. Management and the outside brokerage firm and legal counsel believe that the lease is at market rate.

         Certain of the facilities leases are under a commercial lease through March 31, 2007 with TEAM Property Management Company, a company controlled by three VirtualFund.com shareholders.

         Rent expense is allocated to discontinued operations based on the square feet of space occupied by facilities used by the DGBU.

         Rent expense under all equipment and facilities operating leases (including property taxes, insurance, and maintenance costs) was as follows:

                                                                             Year Ended June 30
                                                              ---------------------------------------------
                                                                   2000            1999             1998
                                                              ------------    ------------     ------------
                           GRAMPI                             $  1,844,000    $  1,682,000     $  1,547,000
                           TEAM Property Management                201,000         113,000
                           Other parties                         1,327,000       1,390,000        1,037,000
                                                              ------------    ------------    -------------
                           Total                              $  3,372,000    $  3,185,000     $  2,584,000
                                                              ============    ============     ============

         Future minimum lease payments under operating leases in effect at June 30, 2000 are as follows:


         Year                                 Operating Leases
         ending       -------------------------------------------------------------------
         June 30:       TEAM         GRAMPI         Other       Sublease         Total
         --------     ----------   -----------   ----------   ------------    -----------
         2001         $  192,000   $ 1,407,000   $  491,000   $  (266,000)    $ 1,824,000
         2002            192,000     1,351,000      384,000      (266,000)      1,661,000
         2003            192,000     1,323,000      332,000      (259,000)      1,588,000
         2004            192,000     1,368,000      317,000      (246,000)      1,631,000
         2005            192,000     1,412,000      326,000      (254,000)      1,676,000
         Thereafter    1,216,000     8,125,000      848,000       (21,000)     10,168,000
                      -----------  ------------  -----------  ------------    -----------
                      $2,176,000   $14,986,000   $2,698,000   $(1,312,000)    $18,548,000
                      ===========  ============  ===========  ===========     ===========

         The company is subleasing space that was utilized by the DGBU to MacDermid Incorporated through July 2005, with rights to extend the term to March 31, 2007. In addition, MacDermid is required to pay its pro rata share of property taxes, insurance and maintenance costs.

         Future minimum lease payments under capital leases in effect at June 30, 2000 are as follows:


                                                 Capital
         Year ending June 30:                    Leases
                                               -----------

         2001                                  $   387,112
         2002                                       51,152
         2003                                       16,426
                                               -----------
                                                   454,690
         Less interest                             (20,433)
                                               -----------
         Present value of net
             minimum lease payments            $   434,257
                                               ===========


         Employment agreements
         The Company has employment agreements with eight members of management that renew automatically on an annual basis. Four agreements provide for continuation payments equal to 36 months. The remaining four agreements provide for 12 months pay. At June 30, 2000, the minimum commitment for the agreements based on current annual salary levels was, in aggregate, $3,100,000. The Company has also accrued, as of June 30, 2000, $534,000 for bonuses to two former owners of K&R under the acquisition agreements (Note 2). The Company's obligation to guarantee any bonuses under the acquisition agreements has terminated.

         Employee benefit plan
         The Company has two qualified defined contribution 401(k) plans covering substantially all employees. One plan covers RSPNetwork employees, the other plan covers all other employees. The plans offer employees a savings feature and discretionary Company matching contributions. There were no employer contributions to the plans for the years ended June 30, 2000, 1999, and 1998.

12.      INCOME TAXES

         The provision for income taxes consists of the following:

                                                                             Year Ended June 30,
                                                            ---------------------------------------------
                                                                2000             1999             1998
                                                            -----------       -----------      ----------
         Continuing operations:
            Current, primarily federal                      $      -          $       -        $     -
            Deferred, primarily federal                         759,000        (3,342,000)       920,000
                                                            -----------       -----------      ---------
                                                                759,000        (3,342,000)       920,000

         Discontinued operations, primarily deferred         (1,238,000)       (1,424,000)      (920,000)
                                                            -----------       -----------      ---------
                                                            $  (479,000)      $(4,766,000)     $     -
                                                            ===========       ===========      =========

         A reconciliation of the expected federal income tax provision at the statutory rate of 35% with the provision for income taxes is as follows:

                                                                             Year Ended June 30,
                                                            ----------------------------------------------------
                                                                2000                  1999               1998
                                                            -------------       -------------      -------------
         Tax (provision) benefit
            computed at statutory rates                     $  (6,846,000)      $   1,070,000      $    (644,000)
         State income tax, net of
            federal benefit                                      (392,000)            198,000            (31,000)
         Graduated tax bracket
           benefit (provision)                                    195,000             (31,000)            18,000
         Change in valuation allowance                         10,744,000          (6,399,000)           457,000
         Other                                                   (337,000)            396,000            200,000
         Goodwill Amortization                                 (3,913,000)                -                  -
                                                            -------------       -------------      -------------
                                                            $    (479,000)      $  (4,766,000)     $         -
                                                            =============       =============      =============

         Reconciliation of income tax provision:
             Continuing operations                          $     759,000       $  (3,342,000)     $     920,000
                                                            =============       =============      =============

             Discontinued operations                        $  (1,238,000)      $  (1,424,000)     $    (920,000)
                                                            ==============      =============      =============

         Under SFAS No. 109, deferred tax assets and liabilities are classified as current and non-current on the basis of the classification of the related asset or liability for financial reporting. Deferred taxes are recorded for temporary differences between the bases of assets and liabilities for financial reporting purposes and tax purposes.

         Temporary differences comprising the net deferred taxes shown on the consolidated balance sheets are as follows:


                                                               June 30, 2000                        June 30, 1999
                                              ------------------------------------------------      -------------
                                                 Assets         Liabilities          Total              Total
                                              ------------      ------------      ------------      ------------
         Allowance for doubtful
              accounts and sales returns      $      7,000      $       --        $      7,000      $    420,000
         Inventory costs                              --                --                --           2,360,000
         Accrued vacation                          112,000              --             112,000           188,000
         Lease holdback                            372,000              --             372,000              --
         Other                                       3,000           (27,000)          (24,000)          (43,000)
                                              ------------      ------------      ------------      ------------
              Current                              494,000           (27,000)          467,000         2,925,000

         Property and equipment basis               48,000              --              48,000           686,000
         Net operating loss carryforwards          268,000              --             268,000         8,467,000
         Research and development credit
              carryforwards                      1,424,000              --           1,424,000         1,773,000
         Alternative minimum tax credits           225,000              --             225,000           225,000
         Other                                     956,000              --             956,000            26,000
                                              ------------      ------------      ------------      ------------
              Noncurrent                         2,921,000              --           2,921,000        11,177,000
                                              ------------      ------------      ------------      ------------
                   Gross                         3,415,000           (27,000)        3,388,000        14,102,000
             Valuation allowance                (3,388,000)             --          (3,388,000)      (14,102,000)
                                              ------------      ------------      ------------      ------------
                   Net                        $     27,000      $    (27,000)     $       --        $       --
                                              ============      ============      ============      ============


         A valuation allowance is required to reduce a potential deferred tax asset when it is likely that all or some portion of the potential deferred tax asset will not be realized due to the lack of sufficient taxable income. The Company has reviewed its taxable earnings history and prospective future taxable income. Based on this assessment, the Company has provided a valuation allowance and will continue to assess the need for this allowance. In addition, the Company may be required to provide further valuation allowances if the Company does not generate sufficient future taxable income.

         The valuation allowance for deferred tax assets as of June 30, 2000 was $3,388,000 and was $14,102,000 as of June 30, 1999. The net change in the total valuation allowance for the year ended June 30, 2000 was a decrease of $10,714,000.

         At June 30, 2000, the Company has net operating loss carryforwards for state income tax purposes of approximately $2,750,000 which are available to offset future taxable income, if any, through 2010. The Company also has alternative minimum tax credit carryforwards of approximately $225,000 available to reduce future federal income taxes, if any, over an indefinite period and research credit carryforwards of approximately $1,424,000 available to reduce future federal income tax, if any, through 2005.

         The Company recognized income tax benefits of $84,000 in 2000 pertaining to the exercise of stock options, which are reflected in additional paid-in capital.


13.      EARNINGS PER SHARE CALCULATION

         The following table summarizes the securities that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted loss per share from continuing operations because to do so would have been anti-dilutive for the periods presented:

                                                                  2000               1999              1998
                                                              -----------         -----------      --------------
         Stock options                                          4,080,801           4,736,889          858,117
         Warrants                                               4,404,953           3,034,953        3,034,953
         Convertible debenture                                                                          28,998
         Shares issuable relating to settlement
            of litigation                                                                              140,953
                                                              -----------         -----------      -----------
                                                                8,485,754           7,771,842        4,063,021
                                                              ===========         ===========      ===========

14.      RELATED PARTY TRANSACTIONS

         The Company is involved in various transactions with TimeMasters, Inc. ("TMI"), a corporation controlled by the Company's Chief Executive Officer. The Company also purchased certain inventory for the DGBU from a greater than 5% shareholder and maintains one of its employee 401(k) plans with an affiliate of its former senior lender, General Electric Capital Corporation ("GECC"). The former senior lender is also a shareholder. Transactions with related parties are as follows:

                                                                      Year Ended June 30,
                                                            --------------------------------------
                                                               2000         1999           1998
                                                            ----------    ----------    ----------
         Interest expense (j)                               $  796,347    $  497,574    $  336,816
         Interest expense (a)                                                                7,440
         Interest income (b),(c),(g)                           108,072        94,093         4,696
         Rent, CAM, Property Tax expense (Note 11), (g)      2,045,004     1,795,000     1,547,000
         Operating expenses (d)                                134,261       326,065       198,723
         Equipment purchases (e)                                 5,505        31,903        52,970
         Inventory purchases (i)                               660,653     2,327,631     2,721,156

         Balances outstanding with related parties are as follows:

                                                                    June 30,
                                                            -----------------------
                                                               2000          1999
                                                            ----------   ----------
         Receivables and accrued interest (b),(c),(f),(h)   $1,915,405   $1,378,749
         Other assets (h)                                                   122,029
         Notes payable (j)                                                1,489,011
         Notes payable - related parties (Note 2), (f)       2,398,381    2,235,766
         Accounts payable (i)                                               262,924
         Capital lease obligations (j)                                      156,178


         Amounts related to continuing operations:

         (a) During September and October 1995, CSC borrowed $1,765,000 under a demand note from TMI. In January 1996, CSC obtained a new line of credit from a commercial finance company that required the indebtedness to TMI be subordinated to the line of credit and not be repaid unless certain financial covenants were achieved. In return for such subordination and for the significant restrictions on repayment, the Company issued to TMI a warrant to purchase 277,953 shares of common stock. The warrant is exercisable at $6.35 per share through January 17, 2002. In December 1996, the principal balance of $1,765,000, along with $53,715 in accrued interest, was offset against a similar amount due from TMI related to an equity investment in the Company (Note 10). Fiscal 1998 expense represents interest paid to GRAMPI for past due rent payments.

         (b) On June 26, 1998 GRAMPI borrowed $250,000 from the Company. The note was personally guaranteed by Mr. Masters and was secured by certain shares of the Company's common stock owned by GRAMPI, and bore interest at the Prime Rate plus 2.0%. In September 1999, the principal balance of the note, which was originally due February 25, 1999, was combined with additional borrowing during fiscal 1999 by Mr. Masters into a new $500,000 non-interest bearing note that was due September 1, 2000. During fiscal 1999, Mr. Masters and TMI borrowed an additional $375,472 from the Company. This additional borrowing was combined in September 1999 with $97,505 that was owed to the Company by TMI at June 30, 1998 into a second note from Mr. Masters of $472,977 that was payable September 1, 2000 and bears interest at 9.75%. In August 1999 Mr. Masters borrowed an additional $200,000 pursuant to a note that was payable September 1, 2000 and bears interest at 9.75%. All three notes are secured by a Deed of Trust encumbering certain real property located in the state of Montana that is owned by GRAMPI. Total principal and accrued interest due from Mr. Masters at June 30, 2000 was $1,405,285. These notes remain outstanding.

         (c) Prior to the Company acquiring K&R, K&R had loaned $281,217 to TEAM Property Management (see Note 11). This note was among the assets acquired by the Company when it acquired K&R. The note, which bears interest at 9% and was due September 1, 2000, and had an outstanding balance of $329,982 at June 30, 2000. As of August 31, 2000, $109,994 remained outstanding on this balance.

         (d) Under a Use Indemnification Agreement and certain related Board of Directors' actions, the Company has the right to sponsor business and business-related occasions at facilities owned by Melvin L. Masters and/or Masters Trust I (a trust for Mr. Masters' children) and/or Jessicca Lee Tran-Masters (Mr. Masters' spouse) and/or TMI and/or GRAMPI. In addition, the Company occasionally uses an airplane that is owned by a company controlled by Mr. Masters for business-related travel. The Company indemnifies the owners against loss or damage beyond available insurance, reimburses out-of-pocket and operating expenses, and pays a usage charge based on what management believes are market rates. The Company also used the services of a travel agency that was controlled by Mr. Masters. The travel agency relationship terminated in fiscal 2000.

         (e) Represents the cost of additional hardware and software upgrades which the Company acquired from TMI in 2000, 1999, and 1998 related to a campus-wide TMI wireless voice system which it had previously installed in its Eden Prairie facility. There are no monthly call operating charges for unlimited use of that system.

         (f) The balance at June 30, 2000 represents notes issued in acquisition of K&R. One note for $733,150 plus accrued interest of $6,589 was due June 18, 2000 but remains outstanding as it is currently subject to ligitation. Three other notes aggregating $1,516,887 plus accrued interest of $141,755 were due after the receipt of funds from the sale of the DGBU and were subsequently paid in July 2000. Interest accrued on the notes from June 18, 1999 at a rate of 9%. One of the notes paid was a $733,150 note plus accrued interest of $68,514 payable to Steven Fisher, an executive and director of the Company.

         (g) The Company rents space to TMI. Rent charged to TMI reduces rent expense and was $20,412, $18,996, and $18,820, for the years ended June 30, 2000, 1999 and 1998, respectively. The Company also performed services and paid various amounts on behalf of TMI. The receivable from TMI of $206,711 at June 30, 1999 was combined with additional indebtedness into the $472,977 note described in (b).

         (h) Other assets at June 30, 1999 includes a note receivable from Stephen Fisher that was assumed in the acquisition of K&R. This note was reclassified in fiscal 2000 from a long-term asset to a current asset reflected in Receivable - related party. The balance plus accrued interest at June 30, 2000 was $133,371. This note was paid in July 2000.

         Amounts related to discontinued operations:

         (i) Inventory purchases from Sihl, a greater than 5% shareholder, and related payables at year end.

         (j) Revolving line of credit with GECC which was paid off and terminated upon closing of the DGBU sale with MacDermid. Outstanding capital leases with GECC were also paid off during fiscal 2000.

15. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION AND NON-CASH FINANCING ACTIVITIES


                                                                                       Year Ended June 30,
                                                                        ---------------------------------------------
                                                                            2000             1999             1998
                                                                        -----------      -----------      -----------
         The Company paid cash for the following items:
              Interest paid                                             $   193,641      $   183,353      $     7,973
              Income tax (received) paid, net                               (73,496)        (118,827)           7,677

         Financing transactions not affecting cash:

             1,499,998 shares of convertible preferred stock issued
             for acquisition of  K&R                                           --          7,500,000             --

             Convertible subordinated debenture and accrued
             interest converted to common stock                                                             1,990,396

             Capital lease obligations                                         --            115,318             --


16.      LITIGATION

         During fiscal 1999, the Company recorded other income, which is included in discontinued operations, of $1,500,000 as a result of the settlement of a lawsuit filed by ColorSpan Corporation against Sentinel Business Systems, Inc. The Company received $1,150,000 in cash in May 1999, as was required by the agreement. The $350,000 balance owed to the Company was paid in fiscal 2000.

         In October 1995, a shareholder of the Company (Becker) filed an action against the Company and four of its officers and directors alleging violations of the Securities Exchange Act of 1934. In December 1995, similar claims filed by other shareholders were consolidated into the Becker claim as a class action to include all purchasers of the Company's stock during the period of December 3, 1993 through December 8, 1994. The basic allegation was that the Company and the named defendants knew of material, negative, non-public information and withheld such information from the market so that they could personally benefit by selling shares of common stock over a one year period, prior to a drop in the stock price. The Company and the insiders denied the allegations. In order to avoid the costs of litigation and distraction of management, a settlement in this case was reached between the Company and the plaintiffs and was approved in October 1997. The settlement included an amount from the Company's insurance carrier and $636,000 from the Company. The Company's portion of the proposed settlement was to be paid in cash or common stock at the Company's discretion. The Company elected to contribute common stock and issued 141,333 shares on June 30, 1998 in settlement of the obligation. The Company recorded its $636,000 share of the proposed settlement as expense included in discontinued operations and additional paid in capital as of June 30, 1997.

         The Company is involved in legal proceedings related to DGBU customers' credit and product warranty issues in the normal course of business. In accordance with the terms of the Asset Purchase Agreement between the Company and MacDermid, the Company retains liability for certain claims made by customers who purchased equipment from the DGBU prior to its sale to MacDermid. In certain proceedings, the claimants have alleged claims for exemplary or punitive damages which may not bear a direct relationship to the alleged actual incurred damages, and therefore could have a material adverse effect on the Company's business. At this time none of the proceedings is expected to have a material effect on the Company's operations or financial condition.

         In September 2000, the Company commenced suit against Jaffray Communications, Inc., doing business as Vitesse Networks, Inc. ("Vitesse"), and its President and COO, Mark Kittrell, in Hennepin County, Minnesota District Court for alleged breaches of the agreements related to our acquisition of K&R Technologies. The lawsuit alleges that Mr. Kittrell violated his agreement not to compete against VirtualFund and its subsidiaries and that he, contrary to his promises, has recruited away RSPNetwork employees to Vitesse. It also alleges that Vitesse has interfered with the contract rights of RSPNetwork that were to prevent Mr. Kittrell from competing against it and VirtualFund and from recruiting employees of RSPNetwork and VirtualFund. Finally, the suit alleges certain securities law violations and misrepresentations by Mr. Kittrell in connection with the conversion of VirtualFund preferred stock to common stock. VirtualFund and RSPNetwork intend to vigorously pursue their claims.

         The Company is involved in disputes and litigation in the normal course of business. The Company does not believe that the outcome of those disputes or litigation will have a material effect on the Company's financial condition or results of operations. However, an unfavorable outcome of some or all of these matters could have a material effect on the Company's financial position or results of operations.

17.      QUARTERLY RESULTS OF OPERATIONS
         (Unaudited) (in thousands, except per share data)

                                                             Quarter Ended
                                            -----------------------------------------------        Fiscal
                                             Oct. 3      Jan. 3         April 2     June 30         Year
                                            --------    --------       --------    --------       --------
Fiscal 2000:
Net sales:
   Continuing                               $  1,901    $  1,598       $  1,636    $  1,766       $  6,901
   Discontinued                               17,755      17,568         16,787      10,748         62,858
                                            --------    --------       --------    --------       --------
Total net sales                             $ 19,656      19,166       $ 18,423    $ 12,514       $ 69,759

Gross profit:
    Continuing                                   353         243            361         459          1,416
    Discontinued                               7,241       7,442          7,487       4,702         26,872
                                            --------    --------       --------    --------       --------
Total gross profit                             7,594       7,685          7,848       5,161         28,288

Net (loss) earnings:
    Continuing                                (2,214)     (3,626) (a)    (3,044)    (12,837) (a)   (21,721)
    Discontinued                                 792         946          1,109       2,177          5,024
    Gain on sale of discontinued                --        14,555  (a)      --        21,223  (a)    35,778
                                            --------    --------       --------    --------       --------
Total net (loss) earnings                     (1,422)     11,875         (1,935)     10,563         19,081

Net (loss) earnings per
  Per common share:
    Continuing                                  (.14)       (.23) (a)      (.18)       (.73) (a)     (1.32)
    Discontinued                                 .05         .06            .07         .12            .31
     Gain on sale of discontinued               --           .92  (a)      --          1.21  (a)      2.17
                                            --------    --------       --------    --------       --------
Total net (loss) earnings
    per common share                            (.09)        .75           (.11)        .60           1.16


         (a) The income tax benefit of $14,555 that was recorded in the second quarter of fiscal 2000 was originally attributed to continuing operations. That amount has been reclassified to the gain on sale of discontinued operations for quarterly presentation to match the June 30, 2000 fiscal year presentation.

                                                      Quarter Ended
                                        --------------------------------------------     Fiscal
                                         Oct. 4      Jan. 3      April 4     June 30      Year
                                        --------    --------    --------    --------    --------
Fiscal 1999:
Net sales:
   Continuing                               --      $    487    $  2,020    $  1,631    $  4,138
   Discontinued                         $ 15,355      17,562      17,194      21,468      71,579
                                        --------    --------    --------    --------    --------
Total net sales                         $ 15,355      18,049    $ 19,214    $ 23,099    $ 75,717

Gross profit:
    Continuing                              --           128         666         287       1,081
    Discontinued                           6,937       6,645       7,610       8,855      30,047
                                        --------    --------    --------    --------    --------
Total gross profit                         6,937       6,773       8,276       9,142      31,128

Net (loss) earnings:
    Continuing                              (933)     (1,984)     (1,758)     (5,703)    (10,378)
    Discontinued                             264        (627)        410       2,508       2,555
                                        --------    --------    --------    --------    --------
Total net loss                              (669)     (2,611)     (1,348)     (3,195)     (7,823)

Net (loss) earnings per common share:
    Continuing                              (.06)       (.13)       (.11)       (.36)       (.66)
    Discontinued                             .02        (.04)        .02         .16         .16
                                        --------    --------    --------    --------    --------
Net loss per common share                   (.04)       (.17)       (.09)       (.20)       (.50)


VIRTUALFUND.COM, INC. AND SUBSIDIARIES                              Schedule II

VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED JUNE 30, 2000, 1999, AND 1998
-------------------------------------------------------------------------------

                                    Balance    Charged                 Balance
                                   beginning   to costs    Accounts       at
                                      of         and       written      end of
Description                         period     expenses      off        period
-----------                        ---------   --------    --------    --------

2000:
Allowance for doubtful accounts
   and sales returns                $20,000    $70,000     $70,000     $20,000

1999:
Allowance for doubtful accounts
   and sales returns                $  --      $20,000     $  --       $20,000

1998:
Allowance for doubtful accounts
   and sales returns                $  --      $  --       $  --       $  --

                                  EXHIBIT INDEX

                              VirtualFund.com, Inc.
                           Annual Report on Form 10-K
                     for the fiscal year ended June 30, 2000


Exhibit
Number                    Description of Exhibits
-------                   -----------------------

2.1     Agreement and Plan of Merger,
        dated as of December 18, 1998,
        by and among VirtualFund.com,
        Inc., Virtual Acquisition Corp.
        I, K&R Technical Services, Inc.
        and the shareholders of K&R
        Technical Services, Inc.........        Incorporated by reference to
                                                Exhibit 2.1 to the Company's
                                                Form 10-K for the fiscal year
                                                ended June 30, 1998.

2.2     Asset Purchase Agreement, dated
        as of June 13, 2000, by and
        among VirtualFund.com, Inc. and
        MacDermid Incorporated..........        Incorporated by reference to the
                                                Company's Form 8-K filed June
                                                27, 2000.

3.1     Articles of Incorporation of the
        Company as amended March 24,
        1994............................        Incorporated by reference to
                                                Exhibit 3.1 to the Company's
                                                Form 10-K for the year ended
                                                June 30, 1994

3.2     LaserMaster Technologies, Inc.
        Minutes of Shareholder Meeting
        dated April 3, 1998 which amends
        Article I of the Article of
        Incorporation to change the
        company name to VirtualFund.com,
        Inc.............................        Incorporated by reference to
                                                Exhibit 10.6 to the Company's
                                                Report on Form 10-K for the
                                                fiscal year ended June 30, 1998

3.3     Restated Bylaws of the Company
        as amended March 24, 1994.......        Incorporated by reference to
                                                Exhibit 3.2 to the Company's
                                                Form 10-K for the fiscal year
                                                ended June 30, 1994

3.4     Rights Agreement, dated as of
        October 9, 1998, between
        VirtualFund.com, Inc. and
        Norwest Bank Minnesota, N.A.,
        which includes Exhibit A thereto
        the Form of Certificate of
        Designation of Series A Junior
        Participating Preferred Stock,
        and Exhibit B thereto the Form
        of Right Certificate............        Incorporated by reference to the
                                                Company's Form 8A filed October
                                                29, 1998

3.5     Amended Article III of Articles
        of Incorporation of the Company,
        as amended September 5, 2000....        Herewith filed electronically

4.1     Certificate of Designation of
        the Powers, Preferences and
        Rights, and Qualifications,
        Limitations and Restrictions, of
        Series A Convertible Preferred
        Stock of VirtualFund.com, Inc...        Incorporated by reference to
                                                Exhibit 4.1 to the Company's
                                                Form 10-Q filed February 17,
                                                1999



4.2     Sample Certificate of the
        Company's Common Stock..........        Incorporated by reference to the
                                                Company's Registration Statement
                                                on Form S-1 (Registration No.
                                                33-36202)

10.1    LaserMaster Technologies, Inc.
        1990 Restated Stock Option Plan,
        as amended......................        Incorporated by reference to
                                                Exhibit 10.1 to the Company
                                                report on Form 10-K for the year
                                                ended June 30, 1991.

10.2    Employment Agreement with Melvin
        L. Masters......................        Incorporated by reference to
                                                Exhibit 10.1 to the Company's
                                                Form 10 Registration.

10.3    LaserMaster Technologies, Inc.
        Minutes of Shareholder Meeting
        dated April 3, 1998 which amends
        Article I of the Articles of
        Incorporation to change the
        company name to VirtualFund.com,
        Inc.............................        Incorporated by reference to
                                                Exhibit 10.6 to the Company's
                                                Report on Form 10-K for the
                                                fiscal year ended June 30, 1998.

10.4    Employment Agreement with Robert
        J. Wenzel.......................        Incorporated by reference to
                                                Exhibit 10.12 to the
                                                Registration Statement

10.5    Use Indemnification Agreement
        dated November 1, 1991 covering
        property located at 12790
        Century Lane, Eden Prairie, MN..        Incorporated by reference to the
                                                Company's report on Form 10-Q
                                                for the period ended December
                                                31, 1991.

10.6    Promissory Note with
        Grandchildren's Realty
        Alternative Program I, LP,
        Pledge Agreement and Guaranty...        Incorporated by reference to
                                                Exhibit 10.7 to the Company's
                                                Report on Form 10-K for the
                                                fiscal year ended June 30, 1998.

10.7    Promissory Notes from Principals
        of K&R Technical Services.......        Incorporated by reference to
                                                Exhibit 3(w)(I) to the Company's
                                                Report on Form 8-K filed
                                                December 31, 1998.

10.8    Note receivable from Steve
        Fisher..........................        Incorporated by reference to the
                                                Company's Report on Form 8-K
                                                filed December 31, 1998

10.9    Lease for property in Shady View
        I & II dated December, 1995
        between LaserMaster Corporation
        and GRAMPI......................        Incorporated by reference to the
                                                Company Report on Form 10-Q for
                                                the quarter ended December
                                                31,1995

10.10   Promissory Note dated January
        17, 1996 by LaserMaster
        Corporation to TimeMasters, Inc.        Incorporated by reference to the
                                                Company Report on Form 10-Q for
                                                the quarter ended December
                                                31,1995



10.11   Warrants for the purchase of
        common stock of LaserMaster
        Technologies, Inc. issued to
        TimeMasters, Inc. dated January
        17, 1996........................        Incorporated by reference to the
                                                Company Report on Form 10-Q for
                                                the quarter ended December
                                                31,1995

10.12   Promissory Note from Team
        Property Management.............        Incorporated by reference to
                                                Exhibit 3(w)(2) to the Company's
                                                Report on Form 8-K filed
                                                December 31, 1998.

23.2    Consent of KPMG.................        Filed herewith electronically.

27.1    Financial Data Schedule which is
        filed herewith electronically...        Filed herewith electronically.

99.1    Cautionary Factors Under Private
        Securities Litigation Reform Act
        of 1995 which is filed herewith.        Filed herewith electronically.