Form 10-K/A
period 2000-06-30
VIRTUALFUND COM INC
filed 2000-10-16
CIK 857470

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A-1


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended June 30, 2000

                                       or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ________________ to ________________

         Commission file number     0-18114
                                ----------------------------------------------

                              VIRTUALFUND.COM, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              MINNESOTA                                    41-1612861
   -------------------------------               ------------------------------
   (State or other jurisdiction of                     (I.R.S. Employer
    incorporation or organization)                    Identification No.)

        7100 Shady Oak Road
       Eden Prairie, Minnesota                               55344
-------------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code      (952) 941-8687
                                                  ----------------------------

Securities registered pursuant to Section 12(b) of the Act:

      Title of each class          Name of each exchange on which registered

             None
  -----------------------------    -----------------------------------------

  -----------------------------    -----------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.01 per share
----------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X] Yes         [_] No

                               [COVER PAGE 1 OF 2]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of August 31, 2000 was $28,526.571 based on the last sale price for the common stock as recorded by the National Association of Securities Dealers on that date.

As of August 31, 2000, there were 17,003,204 shares of the registrant's common stock outstanding.


DOCUMENTS INCORPORATED BY REFERENCE:

None.











                               [COVER PAGE 2 OF 2]

                                     PART IV
                                     -------

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
-----------------------------------------------------

(The only change made in this amendment is the inclusion of the Independent Auditors' Report from Deloitte & Touche LLP (for each of the two years in the period ended June 30, 1999) which was omitted from the Form 10-K for the year ended June 30, 2000 as originally filed.)


Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 10-K.
---------------------------------------------------------------------------

(a)      3. Exhibits

The exhibits to this Annual Report on Form 10-K, Amendment 1 are listed in the
Exhibit Index of this Report.

(The only change made in this amendment is the inclusion of Exhibit 23.1 which was omitted from the Form !0-K for the year ended June 30, 2000 as originally filed.)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 16, 2000
                                        VIRTUALFUND.COM, INC.

                                        By       /s/ Melvin L. Masters
                                           ----------------------------------
                                           Melvin L. Masters, President, Chief
                                           Executive Officer and Chairman of
                                           the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                            President, Chief Executive Officer
/s/Melvin L. Masters                        and Chairman of the Board
------------------------------------        (Principal Executive Officer)
Melvin L. Masters

/s/Roger Wikner                             Director
------------------------------------
Roger Wikner

/s/Timothy R. Duoos                         Director
------------------------------------
Timothy R. Duoos

/s/Edward S. Adams                          Director
------------------------------------
Edward S. Adams

/s/ Stephen Fisher                          Director
------------------------------------
Stephen Fisher

/s/Timothy N. Thurn                         Chief Financial Officer and
------------------------------------        Principal Accounting Officer
Timothy N. Thurn

INDEPENDENT AUDITORS' REPORT



Board of Directors and Stockholders
VirtualFund.com, Inc. and Subsidiaries
Eden Prairie, Minnesota

We have audited the consolidated balance sheets of VirtualFund.com, Inc. and Subsidiaries (the Company) as of June 30, 1999 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended June 30, 1999 and financial statement schedules listed in the index at Item 14(a)(2) for each of the two years in the period ended June 30, 1997. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of VirtualFund.com, Inc. and Subsidiaries as of June 30, 1999 and the results of their operations and their cash flows for each of the two years in the period ended June 30, 1999 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements, taken as a whole, present fairly in all material respects the information therein set forth.

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


/s/ Deloitte & Touche LLP

Minneapolis, Minnesota
October 21, 1999

                                  EXHIBIT INDEX

                              VirtualFund.com, Inc.
                     Annual Report on Form 10-K, Amendment 1
                     for the fiscal year ended June 30, 2000

        (All Exhibits Were Filed With VirtualFund.com, Inc.'s Form 10-K
    For The Year Ended June 30, 2000, Except That Exhibit 23.1 Is Filed With
                        This Amendment 1 to Form 10-K.)

Exhibit
 Number           Description of Exhibits
 ------           -----------------------
2.1               Agreement and Plan of Merger, dated as of December 18, 1998, by and among VirtualFund.com, Inc., Virtual Acquisition Corp.
                  I, K&R Technical Services, Inc. and the shareholders of K&R
                  Technical Services, Inc. .....................................     Incorporated by reference to Exhibit 2.1
                                                                                     to the Company's Form 10-K for the fiscal
                                                                                     year ended June 30, 1998.

2.2               Asset Purchase Agreement, dated as of June 13, 2000, by and among VirtualFund.com, Inc. and MacDermid
                  Incorporated..................................................     Incorporated by reference to the Company's
                                                                                     Form 8-K filed June 27, 2000.

3.1               Articles of Incorporation of the Company as amended
                  March 24, 1994................................................     Incorporated by reference to Exhibit 3.1 to
                                                                                     the Company's Form 10-K for the year ended
                                                                                     June 30, 1994

3.2               LaserMaster Technologies, Inc. Minutes of Shareholder Meeting
                  dated April 3, 1998 which amends Article I of the Article of
                  Incorporation to change the company name to VirtualFund.com,
                  Inc. .........................................................     Incorporated by reference to Exhibit 10.6
                                                                                     to the Company's Report on Form 10-K for
                                                                                     the fiscal year ended June 30, 1998

3.3               Restated Bylaws of the Company as amended March 24,
                  1994..........................................................     Incorporated by reference to Exhibit 3.2 to
                                                                                     the Company's Form 10-K for the fiscal year
                                                                                     ended June 30, 1994

3.4               Rights Agreement, dated as of October 9, 1998, between
                  VirtualFund.com, Inc. and Norwest Bank Minnesota, N.A., which includes Exhibit A thereto the Form of Certificate of
                  Designation of Series A Junior Participating Preferred Stock,
                  and Exhibit B thereto the Form of Right Certificate...........     Incorporated by reference to the Company's
                                                                                     Form 8A filed October 29, 1998

3.5               Amended Article III of Articles of Incorporation of the
                  Company, as amended September 5, 2000.........................     Filed as Exhibit 3.5 to the Company's Report
                                                                                     on Form 10-K for the year ended June 30, 2000


4.1               Certificate of Designation of the Powers, Preferences and
                  Rights, and Qualifications, Limitations and Restrictions, of
                  Series A Convertible Preferred Stock of VirtualFund.com,
                  Inc. .........................................................     Incorporated by reference to Exhibit 4.1
                                                                                     to the Company's Form 10-Q filed February
                                                                                     17, 1999

4.2               Sample Certificate of the Company's Common Stock..............     Incorporated by reference to the Company's
                                                                                     Registration Statement on Form S-1
                                                                                     (Registration No. 33-36202)

10.1              LaserMaster Technologies, Inc. 1990 Restated Stock Option
                  Plan, as amended..............................................     Incorporated by reference to Exhibit 10.1 to
                                                                                     the Company report on Form 10-K for the year
                                                                                     ended June 30, 1991.

10.2              Employment Agreement with Melvin L. Masters...................     Incorporated by reference to Exhibit 10.1
                                                                                     to the Company's Form 10 Registration.

10.3              LaserMaster Technologies, Inc. Minutes of Shareholder Meeting
                  dated April 3, 1998 which amends Article I of the Articles of
                  Incorporation to change the company name to VirtualFund.com,
                  Inc. .........................................................     Incorporated by reference to Exhibit 10.6 to
                                                                                     the Company's Report on Form 10-K for the
                                                                                     fiscal year ended June 30, 1998.

10.4              Employment Agreement with Robert J. Wenzel....................     Incorporated by reference to Exhibit 10.12 to
                                                                                     the Registration Statement

10.5              Use Indemnification Agreement dated November 1, 1991 covering
                  property located at 12790 Century Lane, Eden Prairie, MN......     Incorporated by reference to the Company's
                                                                                     report on Form 10-Q for the period ended
                                                                                     December 31, 1991.

10.6              Promissory Note with Grandchildren's Realty Alternative
                  Program I, LP, Pledge Agreement and Guaranty..................     Incorporated by reference to Exhibit 10.7 to
                                                                                     the Company's Report on Form 10-K for the
                                                                                     fiscal year ended June 30, 1998.

10.7              Promissory Notes from Principals of K&R Technical Services....     Incorporated by reference to Exhibit 3(w)(I)
                                                                                     to the Company's Report on Form 8-K filed
                                                                                     December 31, 1998.

10.8              Note receivable from Steve Fisher.............................     Incorporated by reference to the Company's
                                                                                     Report on Form 8-K filed December 31, 1998

10.9              Lease for property in Shady View I & II dated December, 1995
                  between LaserMaster Corporation and GRAMPI....................     Incorporated by reference to the Company
                                                                                     Report on Form 10-Q for the quarter ended
                                                                                     December 31,1995


10.10             Promissory Note dated January 17, 1996 by LaserMaster
                  Corporation to TimeMasters, Inc. .............................     Incorporated by reference to the Company
                                                                                     Report on Form 10-Q for the quarter ended
                                                                                     December 31,1995

10.11             Warrants for the purchase of common stock of LaserMaster
                  Technologies, Inc. issued to TimeMasters, Inc. dated
                  January 17, 1996..............................................     Incorporated by reference to the Company
                                                                                     Report on Form 10-Q for the quarter ended
                                                                                     December 31,1995

10.12             Promissory Note from Team Property Management.................     Incorporated by reference to Exhibit
                                                                                     3(w)(2) to the Company's Report on Form
                                                                                     8-K filed December 31, 1998.

23.1              Consent of Deloitte & Touche                                       Filed herewith electronically

23.2              Consent of KPMG...............................................     Filed as Exhibit 23.2 to the Company's
                                                                                     Report on Form 10-K for the year ended
                                                                                     June 30, 2000

27.1              Financial Data Schedule which is filed herewith
                  electronically................................................     Filed as Exhibit 27.1 to the Company's
                                                                                     Report on Form 10-K for the year ended
                                                                                     June 30, 2000

99.1              Cautionary Factors Under Private Securities Litigation Reform
                  Act of 1995 which is filed herewith...........................     Filed as Exhibit 99.1 to the Company's
                                                                                     Report on Form 10-K for the year ended
                                                                                     June 30, 2000
