Form 10-Q
period 2000-09-30
VIRTUALFUND COM INC
filed 2000-11-14
CIK 857470

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2000
                      --------------------------------------------------------

                                      or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                              ------------------------------------------------

Commission File No.: 0-18114
                     ---------------------------------------------------------

VIRTUALFUND.COM, INC.
------------------------------------------------------------------------------
(Exact name of registrant as specified in charter)


          Minnesota                                      41-1612861
------------------------------------------------------------------------------
(State or other jurisdiction of              (IRS Employer Identification No.)
incorporation or organization)


7100 Shady Oak Road, Eden Prairie, Minnesota                   55344
------------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip code)


                                (952) 941-8687
------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


              7090 Shady Oak Road, Eden Prairie, Minnesota, 55344
------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.                Yes  X   No____
                                                             ---

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.                                    Yes      No____
                                                             ---



                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class                                                 Outstanding at 10/31/2000
-----                                                 -------------------------

Common Stock, $.01 par value                                 15,886,404

                         PART I. FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS


                    VIRTUALFUND.COM, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                    ---------------------------------------

                                    ASSETS
                                    ------
                                                                                September 30,               June 30,
                                                                                   2000                       2000
                                                                                ------------              ------------
CURRENT ASSETS:
      Cash and cash equivalents                                                 $ 30,236,358              $ 39,641,785
      Accounts receivable, less allowance for doubtful
        accounts of $8,500 and $20,000, respectively                                 491,117                   311,271
      Receivable - related parties                                                 1,579,248                 1,915,405
      Other current assets                                                           669,901                   229,098
                                                                                ------------              ------------
          TOTAL CURRENT ASSETS                                                    32,976,624                42,097,559
PROPERTY AND EQUIPMENT, NET                                                        1,965,805                 1,697,212

OTHER ASSETS                                                                         562,324                   658,993
                                                                                ------------              ------------
                                                                                $ 35,504,753              $ 44,453,764
                                                                                ============              ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

CURRENT LIABILITIES:
      Notes payable - related parties                                                759,945                 2,398,381
      Current maturities of long-term debt                                           353,219                   475,630
      Accounts payable                                                             4,611,798                 3,338,799
      Accrued payroll and payroll taxes                                            1,431,366                 1,712,642
      Income taxes payable                                                                --                   843,440
      Other current liabilities                                                      180,904                   198,607
      Retained obligations of discontinued operations                              2,138,963                 2,320,789
                                                                                ------------              ------------
          TOTAL CURRENT LIABILITIES                                                9,476,195                11,288,288

LONG-TERM DEBT, less current maturities                                               53,565                    91,860

COMMITMENTS AND CONTINGENCIES                                                             --                        --

STOCKHOLDERS' EQUITY:
      Common stock, $.01 par value; authorized
         50,000,000 shares; 16,204,204 and 17,577,002
         Shares issued and outstanding, respectively                                 162,042                   175,770
      Additional paid in capital                                                  37,974,100                41,171,851
      Accumulated deficit                                                        (12,161,149)               (8,172,755)
      Receivable from exercise of stock options                                           --                  (101,250)
                                                                                ------------              ------------
          TOTAL STOCKHOLDERS' EQUITY                                              25,974,993                33,073,616
                                                                                ------------              ------------
                                                                                $ 35,504,753              $ 44,453,764
                                                                                ============              ============

                See notes to consolidated financial statements.

                    VIRTUALFUND.COM, INC., AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
               -------------------------------------------------

                                                                                       Three Months Ended
                                                                             ----------------------------------------
                                                                              September 30,                October 3,
                                                                                 2000                        1999
                                                                             -------------               ------------
CONTINUING OPERATIONS
    NET SALES                                                                $  1,490,157                $  1,900,943

    COST OF GOODS SOLD                                                          1,218,222                   1,548,194
                                                                             ------------                ------------
         GROSS PROFIT                                                             271,935                     352,749

    OPERATING EXPENSES:
         Sales & Marketing                                                      1,234,535                     567,584
         Research & Development                                                 1,141,145                     453,925
         General & Administrative                                               2,435,468                   1,371,047
         Goodwill Amortization                                                         --                     573,534
                                                                             ------------                ------------
                                                                                4,811,148                   2,966,090
                                                                             ------------                ------------
    OPERATING LOSS                                                             (4,539,213)                 (2,613,341)

    OTHER INCOME (EXPENSE):
         Interest Expense                                                         (38,228)                   (100,256)
         Interest Income                                                          584,568                      26,290
         Other Income                                                               4,479                       7,223
                                                                             ------------                ------------
                                                                                  550,819                     (66,743)
                                                                             ------------                ------------
    LOSS FROM CONTINUING OPERATIONS
         BEFORE INCOME TAXES                                                   (3,988,394)                 (2,680,084)
    INCOME TAX BENEFIT                                                                 --                     466,000
                                                                             ------------               -------------
    LOSS FROM CONTINUING OPERATIONS                                            (3,988,394)                 (2,214,084)
                                                                             ------------                ------------
EARNINGS  FROM DISCONTINUED OPERATIONS,
       net of income tax provision of $466,000                                         --                     792,238
                                                                             ------------                ------------
NET LOSS                                                                     $ (3,988,394)               $ (1,421,846)
                                                                             ============                ============

BASIC AND DILUTIVE NET (LOSS)
   EARNINGS PER COMMON SHARE
        LOSS FROM CONTINUING OPERATIONS                                      $       (.23)               $       (.14)

        EARNINGS FROM DISCONTINUED OPERATIONS                                $         --                $        .05
                                                                             ------------                ------------
        NET LOSS PER COMMON SHARE                                            $       (.23)               $       (.09)
                                                                             ============                ============

Weighted average common shares outstanding                                     17,168,585                  15,804,524

                See notes to consolidated financial statements.

                    VIRTUALFUND.COM, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)
               ------------------------------------------------

                                                                                                   Three Months Ended
                                                                                         --------------------------------------
                                                                                             September 30,         October 3,
                                                                                                 2000                 1999
                                                                                          -------------------     -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Loss                                                                                    $ (3,988,394)    $ (1,421,846)
     Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
              Discontinued operations                                                                (181,826)         895,813
              Depreciation and amortization                                                           348,690          181,444
              Amortization of goodwill                                                                     --          573,534
     Change in current assets and current liabilities:
              Accounts receivable                                                                    (179,846)        (529,596)
              Other current assets                                                                   (440,803)          (1,661)
              Accounts payable                                                                        189,733          325,296
              Accrued payroll and payroll taxes                                                      (281,276)          90,021
              Income taxes and other current liabilities                                             (861,143)         552,814
                                                                                                 ------------     ------------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                                                (5,394,865)         665,819

CASH FLOWS FROM INVESTING ACTIVITIES:
     Loans to related parties                                                                         (49,488)        (229,573)
     Collection of notes receivable - related party                                                   385,645               --
     Additions to property and equipment                                                             (516,195)        (133,321)
     Additions to other assets                                                                         (4,419)        (132,500)
                                                                                                 ------------     ------------
NET CASH USED IN INVESTING ACTIVITIES                                                                (184,457)        (495,394)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Purchase of VirtualFund.com common stock                                                      (2,026,963)              --
     Proceeds from exercise of stock options                                                               --            7,813
     Payments of related party notes                                                               (1,638,436)              --
     Net payments borrowing under revolving credit lines                                                   --         (152,167)
     Payments on long-term debt                                                                      (160,706)        (179,040)
                                                                                                 ------------     ------------
NET CASH USED IN FINANCING ACTIVITIES                                                              (3,826,105)        (323,394)
                                                                                                 ------------     ------------
DECREASE IN CASH AND CASH EQUIVALENTS                                                              (9,405,427)        (152,969)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                   39,641,785          250,792
                                                                                                 ------------     ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                       $ 30,236,358     $     97,823
                                                                                                 ============     ============


                See notes to consolidated financial statements.

                    VIRTUALFUND.COM, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

1.    Basis of presentation -

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Annual Report on Form 10-K of VirtualFund.com, Inc. and subsidiaries (the "Company") for the year ended June 30, 2000. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending June 30, 2001.

2.    Discontinued Operations -

      On June 13, 2000, we sold the Digital Graphics Business Unit ("DGBU") to MacDermid Graphic Arts, a division of MacDermid Incorporated ("MacDermid"). As a result, all DGBU operations are disclosed herein as discontinued operations. We expect to receive at least an additional $1,000,000 in fiscal 2001 when consents to assign facility leases to MacDermid are received from the lessors. We received approximately $46 million at closing and anticipate final cash proceeds to be between $46 million and $48 million once additional post closing transactions are settled. Net sales from discontinued operations for the three months ended October 3, 1999 were $17,755,060. The results from discontinued operations do not include any general corporate overhead expense. Debt and the corresponding interest expense relating to the DGBU reside within the operating companies of the discontinued operations. The components of net liabilities of discontinued operations included in the Consolidated Balance Sheets at September 30, 2000 and June 30, 2000 are as follows:

                                                                                  September 30,      June 30,
                                                                                     2000              2000
                                                                                 -------------     -------------
                   Accruals for liabilities retained by the
                    Discontinued Operations                                      $   2,085,427     $   2,141,000
                   Accrued severance                                                    53,536           179,789
                                                                                 -------------     -------------
                                                                                 $   2,138,963     $   2,320,789
                                                                                 =============     =============

3.    Earnings Per Share Calculation -

      The following table summarizes securities that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings (loss) per share because to do so would have been antidilutive for the periods presented:

                                                               Three Months Ended
                                                     --------------------------------------
                                                     September, 30                October 3,
                                                         2000                       1999
                                                      ---------                   ---------
                  Stock options                       4,968,301                   5,197,389
                  Warrants                            4,404,953                   3,034,953
                                                      ---------                   ---------
                                                      9,373,254                   8,232,342
                                                      =========                   =========

4. Supplemental disclosure of cash flow information and non-cash financing activities -

                                                                            Three Months Ended
                                                                     ----------------------------------
                                                                       September 30,        October 3,
                                                                           2000               1999
                                                                     ---------------       ------------
      The Company paid and received cash for the following items:

          Interest paid                                               $  159,777             $   42,266

      Financing transactions not affecting cash:
          Capital lease obligations                                           --                 25,040

          VirtualFund.com common stock purchased not
          settled until after September 30, 2000                       1,083,266                     --


5.   Subsequent Event -

     In October 2000, we acquired Rymatics Software, LLC for 500,000 shares of common stock and approximately $250,000 in cash. Rymatics is a small IT services company with 13 employees based in Tulsa, Oklahoma, specializing in software engineering, database architectures, user interface design, and business development services. Rymatics also operates a data center for web hosting. As an RSPNetwork pilot program, we intend to expand operations of this Tulsa-based company to increase our technical bandwidth by leveraging resources in geographic markets with inherently lower operating costs. We intend to continue seeking competitive Cost of Goods Sold operating advantages as we expand the global footprint of RSPNetwork, Inc.

     In October 2000, the Board of Directors, with Mr. Masters' abstaining, approved a loan to GRAMPI* for $430,000 to be paid back during calendar 2001 or as approved by the Board of Directors. This loan will bear interest at the rate imputed by the U.S. Internal Revenue Service for loans between related parties and is guaranteed by Mr. Masters personally.

     In an effort to meet the anticipated customer demand for integration and support services of Metiom and additional Supply Chain Management ("SCM") tools and applications scheduled for deployment within and connected to the B2BXchange Platform, we are currently focusing on increasing the scale and scope of the RSPNetwork geographic footprint. RSPNetwork is seeking to secure relationships with solution integrators who have expertise in Supply Chain Management and related technologies. RSPNetwork intends to train, provide B2BXchange integration tools, and aggressively recruit licensed Solution Integrator Affiliates specializing in SCM sales, implementation and support. B2BXchange.net provides a scalable platform for RSPNetwork Affiliates to create and deploy e-business systems within the B2B economy.


     * GRAMPI is Grandchildren's Realty Alternative Management Program I, LP, a Minnesota limited partnership, whose general partner is TimeMasters, Inc., a Minnesota corporation wholly owned by Melvin L. Masters.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

We desire to take advantage of the "safe harbor" provisions contained in the Private Securities Litigation Reform Act of 1995 (the "Act"). This Form 10-Q contains statements, which are intended as "forward-looking statements" within the meaning of the Act. The words or phrases "expects", "will continue", "is anticipated", "we believe", "estimate", "projects", "hope" or expressions of a similar nature denote forward-looking statements. Those statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or results presently anticipated or projected. Those risks and uncertainties include those discussed in this Form 10-Q. We wish to caution you not to place undue reliance on forward-looking statements. The factors listed in this Form 10-Q have affected our performance in the past and could affect future performance. Those factors include, but are not limited to, the risk that a product may not be available when expected or may contain technical difficulties; uncertain demand for new or existing products; the impact of competitor's advertising, products or pricing; availability of sources of financing; economic developments, both domestically and internationally; new accounting standards; risks associated with the acquisition and integration of new businesses; risks related to the diversification into new Internet software and information technology business; and, the impact of the initiation, defense and resolution of litigation. Anyone deciding to invest in our common stock will take on financial risk. In deciding whether to invest, individuals should carefully consider the factors included in this Form 10-Q and other information publicly available to them. If we are unable to implement our plans successfully, we may lose our investment in one or more of the programs described in this Form 10-Q.

Overview

VirtualFund.com, Inc. ("VirtualFund") is an Internet Venture Resource Company actively engaged in business-to-business, or B2B, e-commerce. We develop, invest in, license, and market technology solutions for the Internet-based B2B economy. Our products and services target SME companies (Small businesses, Middle-market companies, and Enterprise workgroups) operating on "Internet Time(R)" to provide Internet technology that can help solve business problems. Our Commerce Environment Operating System ("CEOS") provides a comprehensive suite of e-commerce tools and services to electronically enable SME companies to do business via the Internet. The CEOS platform is used by both our B2BXchange, Inc. and RSPNetwork, Inc. wholly owned subsidiaries to provide business-to-business solutions for companies of all sizes.

During the fiscal year ended June 30, 2000, we operated in two business segments: the Digital Graphics Business Unit ("DGBU") and the Internet Services Business Unit ("ISBU"). On October 21, 1999 we announced our intention to sell the DGBU assets and to focus our future efforts on further developing the ISBU.

On June 13, 2000, we completed the sale of the DGBU assets to MacDermid Incorporated ("MacDermid"). As a result, the DGBU operations are disclosed in the financial data as discontinued operations. We believe that our new focus on the Internet and B2B economy will allow us to capitalize on new opportunities for the Internet-based technologies and business-to-business solutions.

Results of operations

Net Sales. Net sales were $1.5 million for the quarter ended September 30, 2000 and $1.9 million for the quarter ended October 3, 1999. The decrease in net sales from the prior year is a result of lower VAR ("Value Added Reseller") product sales, Internet services and consulting. This decrease was partially offset by an increase in hosting/access and staff augmentation revenues.

                                                                        Quarter Ended                       Quarter Ended
              Net Sales (in thousands)                                September 30, 2000                    October 3, 1999
                                                                  --------------------------           -------------------------
              RSPNetwork, Inc.:
                VAR Product Sales                                     $  115         7.7%                 $  323        17.0%
                Hosting/Access Revenue                                   419        28.1                     211        11.1
                Remote Support                                           173        11.6                     231        12.1
                Staff Augmentation                                       588        39.5                     504        26.5
                Internet Services                                        194        13.1                     482        25.4
                Consulting and Other                                      --          --                     150         7.9
              B2BXchange Revenue                                           1          --                      --          --
                                                                      ------       -----                  ------       -----
              Total Net Sales                                         $1,490       100.0%                 $1,901       100.0%
                                                                      ======       =====                  ======       =====

We expect to grow RSPNetwork through acquisitions of Systems Integration ("SI") companies which have existing revenues or offer technical resources needed to grow our core capabilities. Due to currently evolving relationships with third party software suppliers, the fiscal 2001 RSPNetwork acquisition program will be primarily focused on SI companies with experience in the area of Supply Chain Management ("SCM") and the implementation of software tools which drive "Zero Latency of Information Up and Down the Supply Chain.(TM)" We also expect to generate additional revenues from the progressive introduction of new features and services within our B2BXchange.net product. In the future, we intend to generate incremental revenue by licensing some or all of the components of future versions of our Commerce Environment Operating System(TM) ("CEOS(TM)"). We intend to generate current sales growth in B2BXchange.net from system usage, application rental, transaction fees, and advertising. Additional revenues are expected from RSPNetwork resulting from professional services, customization and integration of backend system activities for B2BXchange.net customers and third-party referred Supply Chain Management prospects. However, there can be no assurances that these sales models will be successful or that we will be able to increase or maintain our existing revenue base.

Gross Margins. Gross margins were 18.2% for the quarter ended September 30, 2000 compared to 18.6% for the quarter ended October 3, 1999. Gross margins for the quarter ended September 30, 2000 were negatively impacted by B2BXchange.net startup costs of $198,000 for Web services provided free of charge to B2BXchange subscribers and $45,000 of other third party supplied content services. There were no such costs for the quarter ended October 3, 1999. Together, these costs could be looked at as startup marketing subsidies for new B2BXchange customers rather than Costs of Goods Sold (COGS) against RSPNetwork revenues. Excluding such costs, gross margins for RSPNetwork improved to 34.6% in the quarter ended September 30, 2000 compared to 18.6% for the quarter ending October 3, 1999.
The improvement in gross margins excluding such startup costs was a result of intentionally lower VAR product sales, which have a low gross margin, and improved margins on hosting/access, staff augmentation and Internet services. We anticipate continuing such marketing subsidies for B2BXchange startup customers for, at least, the balance of fiscal 2001. We intend to continue to focus on gross margin management and gross margin improvement activities.

We expect gross margins to increase as our software and Web-based products gain market share. Gross margins on software and Web-based products are much higher than those achieved from professional services where employee related costs are significant in generating revenue. We believe B2BXchange.net's Application Service Provider model (where you write software once, which you can sell many times) will sustain consistently higher gross margins than the current RSPNetwork systems integration model. We believe RSPNetwork gross margins will continue to improve with the addition of a significant portion of new revenues coming from customization and integration contracts which we expect to enter into with B2BXchange customers who are seeking value-added services. We intend to continue to improve and ultimately sustain higher gross margins than traditional systems integrators, Application Service Providers, and "commodity Web hosting" operations.

Sales and Marketing. Sales and marketing expenses for the quarter ended September 30, 2000 were $1.2 million compared to $568,000 for the quarter ended October 3, 1999. The increase in sales and marketing costs are related to staffing for vertical marketing of B2BXchange.net, additional marketing personnel costs, creation of a customer service department to support B2BXchange.net customers, and advertising and trade show costs to promote the B2BXchange Platform of 1,800+ vertical market trading communities. This increase was partially offset by a reduction in sales personnel and related costs for RSPNetwork. As we pursue our aggressive growth strategy, we expect to incur increases in expenses for sales and marketing personnel, promotional activities, and branding for the B2BXchange and RSPNetwork.

Research and Development. Research and development expenses for the quarter ended September 30, 2000 were $1.1 million compared to $454,000 for the quarter ended October 3, 1999. The increase in research and development costs was primarily attributable to increased staffing levels in Product Development for the CEOS and the B2BXchange.net Platform. To date, all software development costs have been expensed in the period incurred. We intend to continue investing resources in product development activities and expect expenditures to increase in future periods.

General and Administrative. General and administrative expenses for the quarter ended September 30, 2000 were $2.4 million compared to $1.4 million for the quarter ended October 3, 1999. The increase in general and administrative costs was, in part, attributable to increases in personnel costs, legal costs, domain name amortization costs, facility costs resulting from the DGBU divestiture, certain former DGBU staffing and related costs retained by us, and other expenses related to the development of the B2BXchange Platform.

While quarterly General and Administrative expenses have increased by approximately $1 million year to year for Continuing Operations, post divestiture of the DGBU, we have retained some personnel previously expensed in Discontinued Operations and retained some operating obligations of the DGBU not assumed by MacDermid, to build the infrastructure of Continuing Operations in advance of revenue development. We believe General and Administrative expenses will increase in absolute dollars, as we expect to add personnel to support our expanding operations, and to incur additional costs related to the growth of our business and to meet our obligations to our customers, partners, employees and shareholders.

Goodwill Amortization. There was no goodwill amortization for the quarter ended September 30, 2000 compared to $574,000 for the quarter ended October 3, 1999. In the fourth quarter of fiscal 2000, management conducted a regular impairment assessment of the goodwill resulting from the December 1998 acquisition of K&R Technical Services, Inc. d/b/a/TEAM Technologies. We concluded from our fourth quarter fiscal 2000 impairment assessment that the discounted expected future cash flows from the acquired operations would be insufficient to recover the carrying amount of goodwill and, in accordance with SFAS No. 121, to reduce the goodwill to fair value which was zero.

Other Income and Expense. Other income was $551,000 for the quarter ended September 30, 2000 compared to other expense of $67,000 for the quarter ended October 3, 1999. This increase in other income was primarily attributable to the investment of cash proceeds from the sale of the DGBU which occurred on June 13, 2000.

Income Taxes. We incurred an operating loss for the quarter ended September 30, 2000. We have recorded a valuation allowance to reduce our deferred tax assets for nearly all of our deferred tax assets, as management has determined it is more likely than not that deferred tax assets will not be realized due to lack of sufficient taxable income. We will continue to assess the need for this allowance in the future.

Liquidity and Capital Resources

Operating activities consumed cash of $5.4 million for the quarter ended September 30, 2000 compared to net cash provided by operations of $666,000 for the quarter ended October 3, 1999. Net cash used in operating activities for the quarter ended September 30, 2000 consisted primarily of net operating losses and income tax payments. Net cash provided by operations for the quarter ended October 3, 1999 were primarily related to the Discontinued Operations.

Net cash used in investing activities was $184,000 for the quarter ended September 30, 2000 compared to $495,000 for the quarter ended October 3, 1999. Net cash used in investing activities for the quarter ended September 30, 2000 primarily resulted from additions to equipment partially offset by payments received on related party notes.

Net cash used in financing activities was $3.8 million for the quarter ended September 30, 2000 compared to $323,000 for the quarter ended October 3, 1999. Net cash used in financing activities for the quarter ended September 30, 2000 resulted from our stock repurchase program, repayment of $1.6 million in related party notes issued in the acquisition of K&R Technical Services, Inc. and other long-term debt.

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

Discontinued Operations. We sold the assets of the DGBU to MacDermid in June of 2000 for $50 million in cash (less certain post-closing adjustments as agreed to by both companies). The transaction provided for MacDermid to assume working capital assets (DGBU inventory and receivables) and working capital liabilities (DGBU accounts payable and accrued expenses). A post closing update on activity now reflects a final settlement amount between $46 million and $48 million. One million dollars of the final settlement amount had been held back until we receive consents to assign facility leases to MacDermid from several third-party lessors. We expect to receive the $1 million payment in the current fiscal year.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk relates primarily to interest rate risk for changes to our investment portfolio. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing all cash and cash equivalents in a highly liquid money market account and a diversified portfolio of short term (under 30 days) high quality investment grade securities. Due to the conservative nature of our investment portfolio, we believe that there is no material risk exposure.

                          PART II. OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

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

In September 2000, we commenced suit against Jaffray Communications, Inc., doing business as Vitesse Networks, Inc. ("Vitesse"), and its President and COO, Mark Kittrell, in Hennepin County, Minnesota District Court for alleged breaches of the agreements related to our acquisition of K&R Technical Services. The lawsuit alleges that Mr. Kittrell violated his agreement not to compete against VirtualFund and its subsidiaries and that he, contrary to his promises, has recruited away RSPNetwork employees to Vitesse. It also alleges that Vitesse has interfered with the contract rights of RSPNetwork that were intended to prevent Mr. Kittrell from competing against RSPNetwork and VirtualFund and from recruiting employees of RSPNetwork and VirtualFund. Finally, the suit alleges certain securities law violations and misrepresentations by Mr. Kittrell in connection with the conversion of VirtualFund preferred stock to common stock. VirtualFund and RSPNetwork intend to vigorously pursue their claims.

We are involved in disputes and litigation in the normal course of business. We do not believe that the outcome of those disputes or litigation will have a material effect on the Company's financial condition or results of operations. However, an unfavorable outcome of some or all of these matters could have a material effect on our financial position or results of operations.

See Exhibit 99.1, attached, for additional discussion of risks factors related to legal proceedings.

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Listing of Exhibits

      99.1. Cautionary Factors Under Private Securities Litigation Reform Act of 1995.

(b)   Reports on Form 8-K

      None

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIRTUALFUND.COM, INC.




/s/ Melvin L. Masters
--------------------------------------------------------
Melvin L. Masters
Chief Executive Officer

/s/ Timothy N. Thurn
--------------------------------------------------------
Timothy N. Thurn
Chief Financial Officer and Principal Accounting Officer







Dated:  November 13, 2000