Form 10-Q
period 2000-12-30
VIRTUALFUND COM INC
filed 2001-02-20
CIK 857470

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended December 30, 2000
                      -----------------

                                       or

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission File No.: 0-18114
                     -------

VIRTUALFUND.COM, INC.
--------------------------------------------------------------------------------
(Exact name of registrant as specified in charter)

             Minnesota                                   41-1612861
--------------------------------------------------------------------------------
   (State or other jurisdiction               (IRS Employer Identification No.)
 of incorporation or organization)

6462 City West Parkway, Suite 175, Eden Prairie, Minnesota             55344
--------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip code)

                                 (952) 943-9777
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

             (Former name, former address and former fiscal year, if
                           changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.                    Yes _X_   No ___

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.                                        Yes ___   No ___

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class                                               Outstanding at 1/31/2001
-----                                               ------------------------

Common Stock, $.01 par value                                 15,631,404

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     VIRTUALFUND.COM, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                     ---------------------------------------

                                     ASSETS
                                     ------
                                                      December 30,      June 30,
                                                         2000             2000
                                                      ------------    ------------
CURRENT ASSETS:
   Cash and cash equivalents                          $ 14,595,888    $ 39,641,785
   Accounts receivable, less allowance for doubtful
     accounts of $14,000 and $20,000, respectively         987,131         311,271
   Receivable - related parties                            130,573       1,915,405
   Other current assets                                  2,009,856         229,098
                                                      ------------    ------------
      TOTAL CURRENT ASSETS                              17,723,448      42,097,559

PROPERTY AND EQUIPMENT, NET                              1,735,702       1,697,212

OTHER ASSETS                                                 1,973         658,993
                                                      ------------    ------------
                                                      $ 19,461,123    $ 44,453,764
                                                      ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
   Notes payable - related parties                    $    780,151    $  2,398,381
   Current maturities of long-term debt                    243,120         475,630
   Accounts payable                                      3,263,386       3,338,799
   Accrued payroll and payroll taxes                     1,056,418       1,712,642
   Income taxes payable                                         --         843,440
   Accrued restructuring costs                           3,541,996              --
   Other current liabilities                               482,177         198,607
   Retained obligations of discontinued operations       1,981,704       2,320,789
                                                      ------------    ------------
      TOTAL CURRENT LIABILITIES                         11,348,952      11,288,288

LONG-TERM DEBT, less current maturities                     29,016          91,860

COMMITMENTS AND CONTINGENCIES                                   --              --

STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value; authorized
     50,000,000 shares; 15,631,404 and 15,577,002
     shares issued and outstanding, respectively           156,314         155,770
   Additional paid in capital                           36,150,694      41,191,851
   Accumulated deficit                                 (28,223,853)     (8,172,755)
   Receivable from exercise of stock options                    --        (101,250)
                                                      ------------    ------------
      TOTAL STOCKHOLDERS' EQUITY                         8,083,155      33,073,616
                                                      ------------    ------------
                                                      $ 19,461,123    $ 44,453,764
                                                      ============    ============

                 See notes to consolidated financial statements.

                     VIRTUALFUND.COM, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                -------------------------------------------------

                                                           Three Months Ended               Six Months Ended
                                                      ----------------------------    ----------------------------
                                                      December 30,     January 2,     December 30,     January 2,
                                                          2000            2000            2000            2000
                                                      ------------    ------------    ------------    ------------
CONTINUING OPERATIONS
     NET SALES                                        $  1,590,197    $  1,598,062    $  3,080,354    $  3,499,005

     COST OF SALES                                       1,167,460       1,355,346       2,385,682       2,903,540
                                                      ------------    ------------    ------------    ------------
          GROSS PROFIT                                     422,737         242,716         694,672         595,465

     OPERATING EXPENSES:
          Sales & Marketing                                953,505         711,260       2,188,040       1,278,844
          Research & Development                         1,765,011         603,931       2,906,156       1,057,856
          General & Administrative                       2,678,116       1,911,193       5,113,584       3,282,240
          Goodwill Amortization                                 --         573,534              --       1,147,068
          Restructuring and Other Unusual Charges       11,468,041              --      11,468,041              --
                                                      ------------    ------------    ------------    ------------
                                                        16,864,673       3,799,918      21,675,821       6,766,008
                                                      ------------    ------------    ------------    ------------
     OPERATING LOSS                                    (16,441,936)     (3,557,202)    (20,981,149)     (6,170,543)

     OTHER INCOME (EXPENSE):
          Interest Expense                                 (31,693)        (88,211)        (69,921)       (188,467)
          Interest Income                                  375,814          23,910         960,382          50,200
          Other Income (Expense)                            35,111          (4,535)         39,590           2,688
                                                      ------------    ------------    ------------    ------------
                                                           379,232         (68,836)        930,051        (135,579)
                                                      ------------    ------------    ------------    ------------
     LOSS FROM CONTINUING OPERATIONS
        BEFORE INCOME TAXES                            (16,062,704)     (3,626,038)    (20,051,098)     (6,306,122)
     INCOME TAX BENEFIT                                         --              --              --         466,000
                                                      ------------    ------------    ------------    ------------

     LOSS FROM CONTINUING OPERATIONS                   (16,062,704)     (3,626,038)    (20,051,098)     (5,840,122)
                                                      ------------    ------------    ------------    ------------
EARNINGS FROM DISCONTINUED OPERATIONS,
          Net of Income Tax Benefit of $14,555,000              --      15,500,970              --      16,293,208
                                                      ------------    ------------    ------------    ------------

NET (LOSS) EARNINGS                                   $(16,062,704)   $ 11,874,932    $(20,051,098)   $ 10,453,086
                                                      ============    ============    ============    ============

BASIC AND DILUTED NET (LOSS)
  EARNINGS PER COMMON SHARE
     LOSS FROM CONTINUING OPERATIONS                  $      (1.02)   $       (.23)   $      (1.22)   $       (.37)
     EARNINGS FROM DISCONTINUED OPERATIONS                      --             .98    $         --    $       1.03
                                                      ------------    ------------    ------------    ------------
     NET (LOSS) EARNINGS PER COMMON SHARE             $      (1.02)   $        .75    $      (1.22)   $        .66
                                                      ============    ============    ============    ============


     Weighted average common shares outstanding         15,713,729      15,817,179      16,445,132      15,810,715


                 See notes to consolidated financial statements.

                     VIRTUALFUND.COM, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)
                ------------------------------------------------

                                                                               Six Months Ended
                                                                        ----------------------------
                                                                        December 30,     January 2,
                                                                            2000            2000
                                                                        ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net (loss) earnings                                                $(20,051,098)   $ 10,453,086
     Adjustments to reconcile net (loss) earnings to net
          cash (used in) provided by operating activities:
              Restructuring and unusual charges-Asset write off ooffW      3,823,402              --
              Discontinued operations                                       (339,085)      2,817,668
              Depreciation and amortization                                  700,924         424,581
              Amortization of goodwill                                            --       1,147,068
              (Gain) loss on sale of property and equipment                  (12,080)          4,535
              Deferred income taxes                                               --     (14,000,000)
          Change in operating assets and liabilities:
              Accounts receivable                                           (720,213)         75,805
              Other current assets                                        (1,791,240)         10,814
              Accounts payable                                               (31,060)        377,667
              Accrued payroll and payroll taxes                             (656,224)        117,487
              Accrued restructuring and other unusual charges              3,541,996
              Income taxes and other current liabilities                    (559,870)        228,781
                                                                        ------------    ------------
NET CASH (USED IN) PROVIDED BY
  OPERATING ACTIVITIES                                                   (16,094,548)      1,657,492

CASH FLOWS FROM INVESTING ACTIVITIES:
     Loans to related parties                                               (528,646)       (246,632)
     Collection of notes receivable - related party                          385,645              --
     Additions to property and equipment                                    (943,041)       (390,548)
     Proceeds from sale of property and equipment                             26,854              --
     Additions to other assets                                                (7,964)       (297,050)
                                                                        ------------    ------------
NET CASH USED IN INVESTING ACTIVITIES                                     (1,067,152)       (934,230)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Purchase of VirtualFund.com common stock                             (5,970,613)             --
     Proceeds from exercise of stock options                                      --         133,250
     Net payments of related party notes payable                          (1,618,230)             --
     Net payments under revolving credit lines                                    --        (373,888)
     Payments on long-term debt                                             (295,354)       (359,262)
                                                                        ------------    ------------
NET CASH USED IN FINANCING ACTIVITIES                                     (7,884,197)       (599,900)
                                                                        ------------    ------------

(DECREASE) INCREASE IN CASH AND
   CASH EQUIVALENTS                                                      (25,045,897)        123,362

CASH AND CASH EQUIVALENTS
AT BEGINNING OF PERIOD                                                    39,641,785         250,792
                                                                        ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $ 14,595,888    $    374,154
                                                                        ============    ============

                 See notes to consolidated financial statements.

                     VIRTUALFUND.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


1.    Basis of presentation -

      The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Annual Report on Form 10-K of VirtualFund.com, Inc. and subsidiaries (the "Company") for the year ended June 30, 2000. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended December 30, 2000 are not necessarily indicative of the results that may be expected for the year ending June 30, 2001.


2.    Restructuring and other unusual charges -

      In December 2000, the Company implemented a restructuring plan as a result of an independent evaluation and assessment of its Internet business-to-business platform, B2BXchange. It was determined that the product remained in the developmental stage and because of the lack of product focus and revenue potential in the near term, the effort should be discontinued. Further, this evaluation concluded that the Company did not have adequate resources to complete and bring this product to market.

      Separately, regarding the supply chain management concept, the lack of a business plan related to the supply chain management market and no overlap with the existing technology capabilities of the Company, the Company decided to discontinue this concept.

      As a result of the restructuring process, the Company recorded a charge of $11,468,041. Consisting of: (a). $5,092,469 associated with the discontinuance of the Internet business-to-business software platform B2BXchange and the separate supply chain management investment, (b). severance and associated legal and other fees related to the termination of 125 employees and many company unfavorable long-term employee contracts of $3,440,836, (c). an allowance of $1,927,833 for potentially non-collectable receivables from the former Chairman and CEO, Mr. Masters, and (d). $1,006,903 for lease payments and the write-off of related leasehold improvements at closed and previously idle facilities at five locations in three states.

      The restructuring charge as of December 30, 2000 is summarized as follows:

                                                Amount        Asset         Amount
                                               Charged      Write off        Paid         Accrual
       a).Product discontinuance             $ 5,092,469   $ 1,799,474   $ 2,922,597   $   370,398
       b).Employee separation costs            3,440,836         6,884       909,015     2,524,937
       c).Allowance for doubtful accounts      1,927,833     1,927,833            --
       d).Facilities costs                     1,006,903        89,211       271,031       646,661
                                             -----------   -----------   -----------   -----------
       $$$                                   $11,468,041   $ 3,823,402   $ 4,102,643   $ 3,541,996
                                             ===========   ===========   ===========   ===========

      The majority of the $3,541,996 accrual remaining at December 30, 2000 will be paid during fiscal 2001. Approximately $320,000 related to lease payments on idle facilities is expected to be paid in fiscal 2002.


3.    Discontinued Operations -

      On June 13, 2000, the Company sold the Digital Graphics Business Unit
      (DGBU) to MacDermid Graphic Arts, a division of MacDermid Inc. As a result, all DGBU operations are disclosed herein as discontinued operations.

      Net sales from discontinued operations for the six months ended January 2, 2000 were $35,323,195. The results from discontinued operations do not include any general corporate overhead expense. Debt and the corresponding interest expense relating to the Digital Graphics Business Unit are reported within the operating companies of the discontinued operations.

      The components of the retained obligations of discontinued operations included in the Consolidated Balance Sheets at December 30, 2000 and June 30, 2000 are as follows:

                                                December 30,    June 30,
                                                    2000          2000
                                                 ----------   ----------
       Accounts payable and accrued expenses     $1,964,387   $2,141,000
       Accrued payroll and payroll taxes             17,317      179,789
                                                 ----------   ----------
                                                 $1,981,704   $2,320,789
                                                 ==========   ==========


4.    Earnings Per Share Calculation -

      The following table summarizes securities that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings (loss) per share because to do so would have been antidilutive for the periods presented:


                          Three Months Ended        Six Months Ended
                      -------------------------  ------------------------
                      December 30,   January 2,  December 30,  January 2,
                          2000          2000         2000         2000
                        ---------    ---------    ---------    ---------
       Stock options    4,968,301    4,858,889    4,968,301    4,858,889
       Warrants         4,404,953    4,404,953    4,404,953    4,404,953
                        ---------    ---------    ---------    ---------
                        9,373,254    9,263,842    9,373,254    9,263,842
                        =========    =========    =========    =========

5.    Certain Related Party Transactions -

      The Board of Directors engaged the services of an outside consulting firm to review related party activity between the Company and Mr. Masters. The Board is currently reviewing that information to assess if any such payments were inappropriate and may in the future seek reimbursement from Mr. Masters.

      The Company leases facilities from Grandchildren's Realty Alternative Management Program I ("GRAMPI"), a limited partnership controlled by Melvin Masters. The Company is involved in various transactions with TimeMasters, Inc. (TMI), a corporation controlled by Mr. Masters. The Company is currently seeking to terminate these relationships. Transactions with these related parties are as follows:

                                                     Six Months
                                                        Ended     Year Ended June 30,
                                                     December 30 ----------------------
                                                         2000        2000       1999
                                                     ----------- ----------  ----------
       Interest income (b), (h)                          48,512  $   66,279  $   71,094
       Interest expense (c)                                  --          --          --
       Rent expense (GRAMPI), (a),(h)                   955,051   1,844,000   1,682,000
       Operating expenses:
             Global Mountain Air (g)                     49,517     113,984     104,799
             Clubhouse expenses (d)                       3,846      20,277      22,260
              Master Travel (e)                              --          --     199,006
             JW Aviation (g)                             54,010     105,209      76,841
             Payments to NetForm, Inc. (i)               25,000      60,000      10,000
             California apartment rent                   16,000      35,200      23,541
             California apartment utilities & other       4,633         656       4,339
       Salary paid to Nancy Sawyer (j)                  100,000     100,000     100,000
       Equipment purchases (f)                               --       5,505      31,903

      Balances outstanding with parties controlled by Mr. Masters are as follows:

                                                                            June 30,
                                                    December 30,    --------------------------
                                                        2000            2000           1999
                                                    -----------     -----------    -----------
       Receivables and accrued interest (b), (h)    $ 1,927,833     $ 1,405,285    $ 1,048,767
       Allowance for doubtful accounts (b)           (1,927,833)             --             --
                                                    -----------     -----------    -----------
       Net receivable                                        --     $ 1,405,285      1,048,767

      (a) The Company leased facilities under a 15-year commercial lease through December 31, 2010 with GRAMPI. The Company leased 178,774 square feet from GRAMPI, 32,204 of which are sublet to MacDermid, Inc. through July 31, 2005.

      (b) On June 26, 1998 GRAMPI borrowed $250,000 from the Company. The note was personally guaranteed by Mr. Masters and was secured by certain shares of the Company's common stock owned by GRAMPI. This note bore interest at the Prime Rate plus 2.0%. In September 1999, the principal balance of the note, which was originally due February 25, 1999, was combined with additional borrowing during fiscal 1999 by Mr. Masters into a new $500,000 non-interest bearing note that was due September 1, 2000. During fiscal 1999, Mr. Masters and TMI borrowed an additional $375,472. This additional borrowing was combined in September 1999 with $97,505 that was owed to the Company by TMI at June 30, 1998 into a second note from Mr. Masters of $472,977 that was payable September 1, 2000 and bears interest at 9.75%. In August 1999 Mr. Masters borrowed an additional $200,000 that was payable September 1, 2000 and bears interest at 9.75%.

      The Company stated in prior SEC filings that all three notes are secured by a Deed of Trust encumbering certain real property located in the state of Montana that is owned by GRAMPI. The Company has since learned that the Deed of Trust provided by Mr. Masters to secure these loans was defective, and has filed a suit in Park County, Montana to impose a constructive trust on this land, (the land was not owned by GRAPMI, but rather by another entity controlled by Mr. Masters.)

      In October 2000, the Board of Directors approved a loan to GRAMPI for $430,000 to be paid back during calendar 2001 or as approved by the Board of Directors. This loan bears interest at the rate imputed by the U.S. Internal Revenue Service for loans between related parties. This loan is guaranteed by Mr. Masters personally. At December 30, 2000, total principal and accrued interest due from Mr. Masters and the entities that he controls was $1,927,833. The December 2000 restructuring and other unusual charge include a write off of $1,927,833, which represents the receivables from Mr. Masters and the entities that he controls. The Company intends to vigorously pursue all means to collect this balance and all future interest.

      (c) Fiscal 1998 expense represents interest paid to GRAMPI for past due rent payments.

      (d) "The Clubhouse," a guest house located on Bryant Lake, in Eden Prairie, MN is owned by Mr. Masters and/or Masters Trust I (a trust for Mr. Master's children) and/or Melvin L. Masters and/or Jessica Lee Tran-Masters (Mr. Masters' spouse) and/or TMI, Inc. and/or GRAMPI.

      (e) The Company also used the services of a travel agency that was controlled by Mr. Masters. The travel agency relationship terminated in fiscal 2000.

      (f) The Company purchased hardware and software from TMI in 2000, 1999, and 1998 related to a wireless voice system.

      (g) The Company regularly used an airplane that is owned by Global Mountain Air, a company owned or controlled 100% by Mr. Masters. The Company was charged $430 per hour for flight time. In addition, the Company also incurred operating expenses for fuel, flight services and airport fees directly, which is not included in the above table. The Company also pays JW Aviation, a Company that may or may not be related to Mr. Masters, for pilot services at a daily rate of $376 for flight days, and a daily rate of $330 for non flight days during fiscal 2000.

      (h) The Company also performed services and paid various amounts on behalf of TMI. The receivable from TMI of $206,711 at June 30, 1999 was combined with additional indebtedness into the $472,977 note described in (b).

      (i) Mr. Masters' current spouse, Jessica Lee Tran-Masters, was paid for consulting services through a company that she owns called NetForm, Inc. Payments began in May 1999, at a monthly rate of $5,000. There was no contract specifying the work to be performed or the length of service.

      (j). Masters' second wife, Nancy Sawyer, is an employee of the company. Under the divorce decree between Sawyer and Masters, Masters does not have to pay any alimony to her as long as she is employed with the Company. Subsequent to the separation of Sawyer and Masters, but before the divorce was final, Sawyer's base salary was increased by Masters from $58,000 to $100,000. At the time of this salary increase, Sawyer was the Secretary and Assistant Treasurer, a position she subsequently resigned. The Company investigated this, as well as allegations that Sawyer went large stretches of time doing little or working on Company business while drawing this salary.


5. Supplemental disclosure of cash flow information and non-cash financing activities -

                                                            Six Months Ended
                                                        ------------------------
                                                        December 30,  January 2,
                                                            2000         2000
                                                          ---------     --------
      The Company paid and received cash
           for the following items:

        Interest paid                                     $ 171,264     $107,975

        Financing transactions not affecting cash:
             Capital lease obligations                           --       33,150


6.    Pending Litigation-

      Grampi Litigation.
      ------------------
      In January 2001, the Company and a wholly owned subsidiary commenced an action in Hennepin County District Court against the Company's former CEO, Mr. Masters, and GRAMPI (Grandchildren's Realty Alternative Management Program I Limited Partnership, a limited partnership controlled by Mr. Masters.) The action seeks, among other things, to void the subsidiaries lease of space in a business complex owned by the limited partnership, on the grounds that the lease was unfair, unreasonable, and unduly benefited Masters, in violation of Masters' fiduciary duties to the Company and its subsidiary. The action also seeks the return of the profits realized by Masters as a result of his self-dealing regarding the purchase of the business complex, the lease, and other real estate transactions with the Company and its subsidiaries. The Company intends to vigorously pursue the action to completion. Masters and the limited partnership have not yet answered the Company's complaint, the court has not yet issued a scheduling order, and no trial date has yet been set.

      Masters & Weill Litigation.
      ---------------------------
      On December 1, 2000, Melvin L. Masters, purporting to act both individually and derivatively on behalf of the Company, filed an action in Hennepin County District Court, Fourth Judicial District, State of Minnesota, against the Company and certain of its directors, Edward S. Adams, Timothy R. Duoos and Roger Wikner. Mr. Masters' Complaint alleged breach of fiduciary duty, corporate waste and violations of the Minnesota Business Corporation Act and requested certain injunctive relief. On December 5, 2000, the Court denied Mr. Masters' motion for a temporary restraining order. The Company thereafter asserted counterclaims against Mr. Masters seeking to recover damages arising from his alleged breach of fiduciary duty, wrongful use of corporate assets and failure to repay personal loans from the Company. At a second hearing held on January 5, 2001, the Court denied Mr. Masters' renewed motion for a temporary injunction. After the Company and the director defendants filed motions to dismiss Mr. Masters' Complaint, Mr. Masters stipulated to the dismissal of his claims, which were dismissed by the Court on February 12, 2001. The Company's counterclaims against Mr. Masters remain pending.

      On December 22, 2000, Susan Weill, Douglas and Mary Nelson, George Madill, Christopher L. Riedel and Michael S. Wiskus filed an action in Hennepin County District Court, Fourth Judicial District, State of Minnesota, against the Company and certain of its directors, Melvin L. Masters, Edward S. Adams, Timothy R. Duoos and Roger Wikner. Plaintiffs' claims are allegedly brought on behalf of themselves, on behalf of purported classes of persons owning stock and stock options of the Company, and derivatively on behalf of the Company. Plaintiffs' Complaint largely mimicked the Masters' Derivative Complaint, and alleged breach of fiduciary duty, corporate waste, breach of contract and violations of the Minnesota Business Corporation Act and requested certain injunctive relief. On January 5, 2001, the Court denied plaintiffs' motion for a temporary restraining order. On January 10, 2001, plaintiff Michael S. Wiskus dismissed his claims. The Company and defendants Adams, Duoos and Wikner have filed motions to dismiss the remainder of the Complaint, which are scheduled to be heard by the Court on February 28, 2001.

      Kittrell Litigation.
      --------------------
      In August 2000, the Company and a wholly-owned subsidiary commenced suit against Jaffray Communications, Inc., doing business as Vitesse Networks, Inc. ("Vitesse") and its former President and COO Mark Kittrell in Hennepin County, Minnesota District Court. The lawsuit alleges that Mr. Kittrell violated his agreement not to compete against VirtualFund and its subsidiaries and that he, contrary to his contractual promises, recruited RSPNetwork employees to Vitesse and its subsidiaries.

      The suit also alleges that Vitesse interferred with the contractual rights of RSPNetwork which prevented Mr. Kittrell from: (a) competing against it and VirtualFund; and (b) recruiting employees of RSPNetwork and VirtualFund. Finally, the suit alleges certain securities law violations and misrepresentations by Mr. Kittrell in connection with the conversion and sale of VirtualFund stock. In connection with this lawsuit, Mr. Kittrell made a demand for arbitration, alleging breach of contract and breach of implied covenants of good faith and fair dealing. VirtualFund and RSPNetwork intend to vigorously pursue and defend these allegations.

      Manugistics Litigation.
      -----------------------
      This matter commenced December 5,2000, in United States District Court for the District of Maryland, Northern District. Manugistics is alleging breach of contract. The Company intends to file a Counterclaim for Rescission and Declaratory Judgment that the alleged contract is not valid. The Company's answer and Counterclaims were filed in early February 2001. The Company has requested that the Court impose a constructive trust over the $2,500,000 Manugistics received on November 22, 2000. It has alleged that Manugistics guilty of conversion and has been unjustly enriched. It also seeks a declaratory judgment that the contract is null and void, or that the Court rescind the contract, ab initio. The Company intends to vigorously defend and prosecute these matters. In the interim, the $2,500,000 wired to Manugistics in November 2000 has been written off to restructuring expense.

7.    Subsequent Event -

      In January 2001, as part of the restructuring process established in the quarter ended December 30, 2000, the employees hired by the Company in the October 2000 acquisition of Rymatics Software, LLC were terminated and all property and equipment was returned to Rymatics. A write off of Goodwill relating to the acquisition in the amount of $1,031,250 is included in the product discontinuance portion of the restructuring charge. In the October 2000 acquisition, the company issued 500,000 shares of common stock to the shareholders of Rymatics. In January 2001, the Company reacquired 250,000 of those shares for $150,000.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

We desire to take advantage of the "safe harbor" provisions contained in the Private Securities Litigation Reform Act of 1995 (the "Act"). This Form 10-Q contains statements, which are intended as "forward-looking statements" within the meaning of the Act. The words or phrases "expects", "will continue", "is anticipated", "we believe", "estimate", "projects", "hope" or expressions of a similar nature denote forward-looking statements. Those statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or results presently anticipated or projected. Those risks and uncertainties include those discussed in this Form 10-Q. We wish to caution you not to place undue reliance on forward-looking statements. The factors listed in this Form 10-Q have affected the Company's performance in the past and could affect future performance. Those factors include, but are not limited to, the risk that the company is undergoing a significant restructuring; the risk that the Company may be delisted from Nasdaq; availability of sources of financing; economic developments, both domestically and internationally; new accounting standards; and, the impact of the initiation, defense and resolution of litigation. Anyone deciding to invest in our common stock will take on financial risk. In deciding whether to invest, individuals should carefully consider the factors included in this Form 10-Q and other information publicly available to them. If we are unable to implement our plans successfully, we may lose our investment in one or more of the programs described in this Form 10-Q.


Overview

VirtualFund.com, Inc. ("VirtualFund") is currently engaged in Internet hosting, information technology consulting and systems integration through our principal operating subsidiary, RSPNetwork, Inc.

On June 13, 2000, we completed the sale of the Digital Graphics Business Unit ("DGBU") assets to MacDermid Incorporated ("MacDermid") for approximately $47 million. The DGBU operations are disclosed in the financial data as discontinued operations.

During the first five months of fiscal 2001 we continued to develop and market the B2BXchange platform, which consumed significant cash. In addition, Mr. Melvin Masters proposed that we enter into a software licensing agreement with Manugistics Inc., a software company specializing in Supply Chain Management. The proposed agreement required a $7 million commitment, and an undefined additional cost to train company personnel in Supply Chain Management. Due to the lack of progress toward the development of B2BXchange, the Company's accelerating use of cash, and the size of the proposed commitment to Manugistics, the Board of Directors hired a consulting firm to evaluate the proposed Supply Chain Management concept, and the B2BXchange software code.

On December 18, 2000 the Chairman of the Board and Chief Executive Officer, Mr. Masters was terminated. This Board of Directors action was the result of events described in various press releases beginning November 23, 2000 and filed with the SEC as a form 8-K on December 8, 2000. Specifically, "On November 20, 2000 the Board of Directors learned that Mr. Masters, without authorization and in defiance of explicit instructions form the Board, had signed the Manugistics agreement and initiated a wire transfer to Manugistics for $2.5 million."

In December 2000, the Company's Board of Directors implemented a restructuring process which included abandoning the development of the B2BX platform and the CEO's strategy to focus on Supply Chain Management software integration. In connection with the restructuring process in December 2000, the Company recorded restructuring and other unusual charges of $11,468,041 as follows:

                                                 Amount         Asset         Amount
                                                Charged       Write off        Paid          Accrual
                                              -----------    -----------    -----------    -----------
       a).Product discontinuance              $ 5,092,469    $ 1,799,474    $ 2,922,597    $   370,398
       b).Employee separation costs             3,440,836          6,884        909,015      2,524,937
       c).Allowance for doubtful accounts       1,927,833      1,927,833             --
       d).Facilities costs                      1,006,903         89,211        271,031        646,661
                                              -----------    -----------    -----------    -----------
       $$$                                    $11,468,041    $ 3,823,402    $ 4,102,643    $ 3,541,996
                                              ===========    ===========    ===========    ===========

On January 18, 2001, the Company announced the appointment of Douglass Coy as the interim CEO. Mr. Coy is a turnaround expert.

Results of Operations

Net Sales. Net sales were $1.6 million for the quarter ended December 30, 2000 and $1.6 million for the quarter ended January 2, 2000. The following table sets forth net sales by product line expressed in thousands and as a percent of net sales:

                                   Quarter Ended             Quarter Ended
Net Sales                        December 30, 2000          January 2, 2000
                              -----------------------   -----------------------

Product Sales                   $  625         39.3%      $  456         28.5%
Professional Services              965         60.7        1,142         71.5
                              ---------     ---------   ----------    ---------

Total Net Sales                 $1,590        100.0%      $1,598        100.0%
                              =========     =========   ==========    =========


Gross Margins. Gross margins were 26.6% for the quarter ended December 30, 2000 compared to 15.2% for the quarter ended January 2, 2000. The improvement in gross margins was primarily a result of an increase in sales and improved margins on the hosting / access product, and a reduction in some 24 hour remote support services offered that were generating low margins.

Sales and Marketing. Sales and marketing expenses for the quarter ended December 30, 2000 were $954,000 compared to $711,000 for the quarter ended January 2, 2000. The increase in sales and marketing costs are related to B2BXchange, additional sales and marketing personnel costs, creation of a customer service department, and advertising and trade show costs to promote the B2BXchange. As a result of the restructuring plan implemented in the quarter ended December 30, 2000, we expect to incur significantly lower sales and marketing expenses in the future.

Research and Development. For the six months ended December 30, 2000, the Company has spent approximately $2,900,000 on the development of the B2Bxchange platform. Additional development expense was incurred in prior periods. The Company is exploring the marketability of this investment with the intent of achieving a return on the investment. Research and development expenses for the quarter ended December 30, 2000 were $1,765,000 compared to $604,000 for the quarter ended January 2, 2000. The increase in research and development costs was primarily attributable to increased staffing levels relating to B2Bxchange development. To date, all software development costs have been expensed in the period incurred. As a result of the restructuring plan implemented in the quarter ended December 30, 2000, we expect to incur significantly lower research and development expenses in the future.

General and Administrative. General and administrative expenses for the quarter ended December 30, 2000 were $2.7 million compared to $1.9 million for the quarter ended January 2, 2000. The increase in general and administrative costs was, in part, attributable to increases in personnel costs, legal costs, domain name amortization costs, facility costs divestiture and other expenses related to the development of B2BXchange. As a result of the restructuring plan implemented in the quarter ended December 30, 2000, we expect to incur significantly lower general and administrative expenses in the future.

Goodwill Amortization. There was no goodwill amortization for the quarter ended December 30, 2000 compared to $1.1 million for the quarter ended January 2, 2000. In the fourth quarter of fiscal 2000, management conducted a regular impairment assessment of the goodwill resulting from the December 1998 acquisition of K&R Technical Services, Inc. d/b/a/TEAM Technologies. Management concluded from its fourth quarter impairment assessment that the discounted expected future cash flows from the acquired operations would be insufficient to recover the carrying amount of goodwill and recorded a $7.8 million non-cash charge to operations.

Other Income and Expense. Other income, comprised primarily of interest income, was $379,000 for the quarter ended December 30, 2000 compared to other expense of $69,000 for the quarter ended January 2, 2000. This increase in other income was primarily attributable to the investment of cash proceeds from the sale of the DGBU, which occurred on June 13, 2000.

Income Taxes. We incurred an operating loss for the quarter ended December 30, 2000. We have recorded a valuation allowance for nearly all of our deferred tax assets, as it may not be realized due to lack of sufficient taxable income.


Liquidity and Capital Resources

At December 30, 2000, the Company had cash and cash equivalents of $14.6 million, a decrease of $25 million from June 30, 2000.

Operating activities consumed cash of $16.1 million for the six months ended December 30, 2000 compared to net cash provided by operations of $1.7 for the same period one year ago. Net cash used in operating activities for the six months ended December 30, 2000 consisted primarily of a $20 million net loss, $7.4 million of which was comprised of non-cash asset write downs and accruals relating to the restructuring process.

Net cash used in investing activities was $1.1 million for the six months ended December 30, 2000 compared to $934,000 for the same period one year ago. Net cash used in investing activities for the six months ended December 30, 2000 primarily resulted from additions to property and equipment.

Net cash used in financing activities was $7.9 million for the six months ended December 30, 2000 compared to $600,000 in the same period one year ago. In the six months ended December 30, 2000, cash of $6.0 million was used in the Company's stock repurchase program, while the exercise of stock options generated proceeds of $133,000 in the same period one year ago. Repayment of notes issued in the acquisition of K&R Technical Services, Inc. used $1.6 million in the six months ended December 30, 2000.

The Board of Directors is currently evaluating the Company, and believes that the reduction in operating costs achieved from the restructuring process implemented in December 2000 will preserve sufficient cash to allow the Company to meet its obligations through the end of this fiscal year.



                           PART II. OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

We are involved in various disputes and litigation as follows:

Pending Litigation-

      Grampi Litigation.
      ------------------
      In January 2001, the Company and a wholly owned subsidiary commenced an action in Hennepin County District Court against the Company's former CEO, Mr. Masters, and GRAMPI (Grandchildren's Realty Alternative Management Program I Limited Partnership, a limited partnership controlled by Mr. Masters.) The action seeks, among other things, to void the subsidiaries lease of space in a business complex owned by the limited partnership, on the grounds that the lease was unfair, unreasonable, and unduly benefited Masters, in violation of Masters' fiduciary duties to the Company and its subsidiary. The action also seeks the return of the profits realized by Masters as a result of his self-dealing regarding the purchase of the business complex, the lease, and other real estate transactions with the Company and its subsidiaries. The Company intends to vigorously pursue the action to completion. Masters and the limited partnership have not yet answered the Company's complaint, the court has not yet issued a scheduling order, and no trial date has yet been set.

      Masters & Weill Litigation.
      ---------------------------
      On December 1, 2000, Melvin L. Masters, purporting to act both individually and derivatively on behalf of the Company, filed an action in Hennepin County District Court, Fourth Judicial District, State of Minnesota, against the Company and certain of its directors, Edward S. Adams, Timothy R. Duoos and Roger Wikner. Mr. Masters' Complaint alleged breach of fiduciary duty, corporate waste and violations of the Minnesota Business Corporation Act and requested certain injunctive relief. On December 5, 2000, the Court denied Mr. Masters' motion for a temporary restraining order. The Company thereafter asserted counterclaims against Mr. Masters seeking to recover damages arising from his alleged breach of fiduciary duty, wrongful use of corporate assets and failure to repay personal loans from the Company. At a second hearing held on January 5, 2001, the Court denied Mr. Masters' renewed motion for a temporary injunction. After the Company and the director defendants filed motions to dismiss Mr. Masters' Complaint, Mr. Masters stipulated to the dismissal of his claims, which were dismissed by the Court on February 12, 2001. The Company's counterclaims against Mr. Masters remain pending.

      On December 22, 2000, Susan Weill, Douglas and Mary Nelson, George Madill, Christopher L. Riedel and Michael S. Wiskus filed an action in Hennepin County District Court, Fourth Judicial District, State of Minnesota, against the Company and certain of its directors, Melvin L. Masters, Edward S. Adams, Timothy R. Duoos and Roger Wikner. Plaintiffs' claims are allegedly brought on behalf of themselves, on behalf of purported classes of persons owning stock and stock options of the Company, and derivatively on behalf of the Company. Plaintiffs' Complaint largely mimicked the Masters' Derivative Complaint, and alleged breach of fiduciary duty, corporate waste, breach of contract and violations of the Minnesota Business Corporation Act and requested certain injunctive relief. On January 5, 2001, the Court denied plaintiffs' motion for a temporary restraining order. On January 10, 2001, plaintiff Michael S. Wiskus dismissed his claims. The Company and defendants Adams, Duoos and Wikner have filed motions to dismiss the remainder of the Complaint, which are scheduled to be heard by the Court on February 28, 2001.

      Kittrell Litigation.
      --------------------
      In August 2000, the Company and a wholly-owned subsidiary commenced suit against Jaffray Communications, Inc., doing business as Vitesse Networks, Inc. ("Vitesse") and its former President and COO Mark Kittrell in Hennepin County, Minnesota District Court. The lawsuit alleges that Mr. Kittrell violated his agreement not to compete against VirtualFund and its subsidiaries and that he, contrary to his contractual promises, recruited RSPNetwork employees to Vitesse and its subsidiaries.

      The suit also alleges that Vitesse interferred with the contractual rights of RSPNetwork which prevented Mr. Kittrell from: (a) competing against it and VirtualFund; and (b) recruiting employees of RSPNetwork and VirtualFund. Finally, the suit alleges certain securities law violations and misrepresentations by Mr. Kittrell in connection with the conversion and sale of VirtualFund stock. In connection with this lawsuit, Mr. Kittrell made a demand for arbitration, alleging breach of contract and breach of implied covenants of good faith and fair dealing. VirtualFund and RSPNetwork intend to vigorously pursue and defend these allegations.

      Manugistics Litigation.
      -----------------------
      This matter commenced December 5,2000, in United States District Court for the District of Maryland, Northern District. Manugistics is alleging breach of contract. The Company intends to file a Counterclaim for Rescission and Declaratory Judgment that the alleged contract is not valid. The Company's answer and Counterclaims were filed in early February 2001. The Company has requested that the Court impose a constructive trust over the $2,500,000 Manugistics received on November 22, 2000. It has alleged that Manugistics guilty of conversion and has been unjustly enriched. It also seeks a declaratory judgment that the contract is null and void, or that the Court rescind the contract, ab initio. The Company intends to vigorously defend and prosecute these matters. In the interim, the $2,500,000 wired to Manugistics in November 2000 has been written off to restructuring expense.

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

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

(a)    Listing of Exhibits

       None.

(b)    Reports on Form 8-K

       1.  Form 8-K filed December 8, 2000
       2.  Form 8-K filed December 27, 2000
       3.  Form 8-K filed February 14, 2001
       4.  Form 8-K filed February 15, 2001

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


VIRTUALFUND.COM, INC.




/s/Douglass E. Coy
---------------------------
Douglass E. Coy
Chief Executive Officer




/s/ Michael Coughlin
---------------------------
Michael Coughlin
Chief Financial Officer and Principal Accounting Officer




Dated:  February 16, 2001