Form 10-K/A
period 2000-06-30
VIRTUALFUND COM INC
filed 2001-05-10
CIK 857470

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-K/A-2

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended June 30, 2000

                                       or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____________ to __________________

     Commission file number 0-18114
                            -------------------------------------------

                             VIRTUALFUND.COM, INC.
                             ---------------------
             (Exact name of registrant as specified in its charter)

            MINNESOTA                                     41-1612861
-----------------------------------------             ------------------
     (State or other jurisdiction of                  (I.R.S. Employer
      incorporation or organization)                  Identification No.)

  6462 Citywest Parkway, Suite 175
        Eden Prairie, Minnesota                         55344
------------------------------------------------------------------------
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code    (952) 943-9777
                                                   ---------------------

Securities registered pursuant to Section 12(b) of the Act:

     Title of each class      Name of each exchange on which registered

     None
-----------------------       ------------------------------------------

-----------------------       ------------------------------------------

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


DOCUMENTS INCORPORATED BY REFERENCE:

None.

                              [COVER PAGE 2 OF 2]

                                     INDEX

Part III
Item 11.   Executive Compensation....................................................   39
Item 12.   Security Ownership of Certain Beneficial Owners and Management............   45
Item 13.   Certain Relationships and Related Transactions............................   46

Part IV.
Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 10-K/A-2.....   49

Item 11.  EXECUTIVE COMPENSATION.
-------   -----------------------

This Item of Form 10-K/A-2 includes information known to the Company as of the date of filing, but only to the extent the Company believes such information was or should have been known to it as of October 30, 2000, the due date for the Company to file, and the day on which the Company did file a preliminary proxy statement which was incorporated by reference into the Company's Form 10-K which had been filed on October 12, 2000.

This item does not include information regarding events which occurred after October 30, 2000. Information uncovered after October 30, 2000 leads current management to believe that the following information may have been inaccurate or incomplete as of October 30, 2000. You are referred to the Company's later filings under the Exchange Act (Forms 8-K, 10-Q and Proxy Statements) for information regarding events occurring after October 30, 2000.

Among other things, the "Board Compensation Committee Report on Executive Compensation" is presented herein as originally reported. The Compensation Committee has not reconsidered its report in light of more recently available information.

                  INFORMATION REGARDING EXECUTIVE COMPENSATION

The following table sets forth the cash and noncash compensation for each of the last three fiscal years awarded to or earned by our Chief Executive Officer and our other four most highly compensated executive officers whose salary and bonus earned in the fiscal year ended June 30, 2000 exceeded $100,000.

                           SUMMARY COMPENSATION TABLE

========================= ======= ================================= ================================== ===========
                                        Annual compensation              Long term compensation
                                  --------------------------------- ----------------------------------
                                                                             Awards
                                                                    =========================

                                                          Other                   Securities
                                                          annual     Restricted   Underlying   Payouts/ All other
Name and principal         Year   Salary ($)  Bonus ($)   compen-      stock         Options/   LTIP     compen
position                                                  sation      award(s)      Warrants/  payouts   -sation
                                                            ($)         ($)         SARs (#)     ($)       ($)
========================= ======= =========== ========== ========== ============ ============ ======== ===========

Melvin L. Masters          2000     $278,125      -          -           -        1,000,000(2)   -      $10,434
Chief Executive Officer    1999      175,000      -          -           -            -          -        9,494
                           1998      175,000      -          -           -            -          -        8,904

========================= ======= =========== ========== ========== ============ ============ ======== ===========

Robert J. Wenzel           2000     $209,375   $10,000       -           -          300,000(2)   -         -
Chief Operating Officer    1999      175,000      -          -           -            -          -         -
                           1998      175,000      -          -           -            -          -         -
------------------------- ------- ----------- ---------- ---------- ------------ ------------ -------- -----------

Danny J. Vatland           2000     $175,000      -          -           -            -          -         -
Chief  Technical Officer   1999      175,000      -          -           -            -          -         -
                           1998      175,000      -          -           -            -          -         -
------------------------- ------- ----------- ---------- ---------- ------------ ------------ -------- -----------

Stephen Fisher             2000     $155,769   $248,250      -           -            -          -         -
Senior Strategist          1999      150,000    155,750      -           -          240,000      -         -
RSPNetwork, Inc.           1998         #         -          -           -            -          -         -

------------------------- ------- ----------- ---------- ---------- ------------ ------------ -------- -----------

Timothy N. Thurn           2000     $100,000      -          -           -            -          -         -
Chief Financial Officer    1999      100,000      -          -           -          120,000      -         -
                           1998      100,000      -          -           -            -          -         -
========================= ======= =========== ========== ========== ============ ============ ======== ===========

# Became executive officer during fiscal 1999. Fiscal 1999 figures include compensation earned at K&R Technical Services, Inc. prior to its acquisition by RSPNetwork, Inc.
1 Premiums for life insurance where the Company is not the beneficiary.
2 See following table regarding "Options/SAR Grants in Last Fiscal Year."

Stock Options

The Company maintains two Stock Option Plans pursuant to which executive officers, other employees and certain non-employees providing services to the Company may receive options to purchase the Company's common stock. These plans are the 1990 Restated Stock Option Plan (as amended May 19, 1991) and the 1996 Stock Incentive Plan. Options can no longer be granted under the 1990 Restated Stock Option Plan.

The following table summarizes grants of stock options and warrants during fiscal 2000 to the Chief Executive Officer and the Executive Officers named in the Summary Compensation Table:


OPTIONS/SAR GRANTS IN LAST FISCAL YEAR

======================================================================================= ============================
                                                                                           Potential Realizable
                                                                                          Value at Assumed Annual
 Individual Grants                                                                         Rates of Stock Price
                                                                                          Appreciation for Option
                                                                                                   Term
============================ ============== ============= ============== ============== ============== =============
                                             % of Total
                                              Options/
                               Options/       Warrants/
                               Warrants/    SARs Granted
Name                             SARs       to Employees    Exercise or
                                Granted      in Fiscal      Base Price     Expiration
                                  (#)           Year        ($/Share)         Date          5% ($)        10% ($)
---------------------------- -------------- ------------- -------------- -------------- -------------- -------------

Melvin L. Masters              1,000,000(1)    30.4%          $2.00      November 2009   $1,257,800     $3,187,400
---------------------------- -------------- ------------- -------------- -------------- -------------- -------------
Robert J. Wenzel                 300,000(2)     9.1%          $2.00      November 2009    $377,340       $956,220
---------------------------- -------------- ------------- -------------- -------------- -------------- -------------

(1) The Company disputes the legitimacy of the November 1999 "grant" of 1,000,000 warrants to Masters.

(2) The Company may dispute the legitimacy of the November 1999 "grant" of 300,000 warrants to Wenzel.

The following table summarizes exercises of stock options during fiscal 2000 by the Executive Officers named in the Summary Compensation Table.


AGGREGATE OPTION/SAR EXERCISES IN 2000 FISCAL YEAR AND FY-END OPTION/SAR VALUES

==================================== ================== ================= =================== =======================

                                                                              Number of          Value of unexercised
                                                                             unexercised             in-the-money
                                                                          options/warrants/     options/warrants/SARs
                                                                            SARs at FY-end           at FY-end ($)
Name                                  Shares acquired    Value realized   (#) exercisable /          exercisable/
                                      on exercise (#)         ($)           unexercisable         unexercisable (1)
------------------------------------ ------------------ ----------------- --------------------  -----------------------

Melvin L. Masters                           -0-               -0-         1,000,000(2) / -0-        $406,000 / -0-
------------------------------------ ------------------ ----------------- --------------------  -----------------------

Robert J. Wenzel                            -0-               -0-         392,500(3) / 172,500      $142,230 / 390
------------------------------------ ------------------ ----------------- --------------------   -----------------------

Danny J. Vatland                            -0-               -0-         146,500 / 177,500         $13,104 / -0-
------------------------------------ ------------------ ----------------- --------------------  -----------------------

Stephen Fisher                              -0-               -0-          15,000 / 225,000         $12,240 / $183,600
------------------------------------ ------------------ ----------------- --------------------  -----------------------

Timothy N. Thurn                            -0-               -0-          25,000 / 145,000           -0- / 101,220
==================================== ================== ================= ====================  =======================

(1) Represents the difference between the closing price of the Company's common stock on June 30, 2000 and the exercise price of the options.

(2) The Company disputes the legitimacy of the November 1999 "grant" of 1,000,000 warrants to Masters.

(3) The Company may dispute the legitimacy of the November 1999 "grant" of 300,000 warrants to Wenzel.

Long-Term Incentive Plan Awards

Other than the Stock Option Plans reported on above, the Company does not maintain any long-term incentive plans.

Director Compensation

   In fiscal year 2000, all directors were reimbursed for their expenses incurred in attending meetings. Roger Wikner, Edward S. Adams and Timothy Duoos were each paid fees in the amount of $36,000. The Company also granted Messrs. Adams, Duoos and Wikner for consulting services 100,000 stock options each, 25% of these options vesting annually over an 4 year period. The options are exercisable at $1.65 per share which was above the closing price of $1.375 on the day of grant. Under the consulting agreements, Messrs. Adams, Duoos and Wikner were to provide advice regarding the development of financing strategies for the Company's Information Technology acquisition program. The Company believes that the consulting arrangements with Messrs. Adams, Duoos and Wikner reflect the appropriate market value of the services each performs and are comparable to that which would be available from other similar consultants who are not affiliated. Directors who are also employees of the Company receive no additional compensation for their service as directors.

Employment Agreements

   The Company has employment agreements with its executive officers, Messrs. Masters, Vatland, and Thurn, and with Ms. Nancy Sawyer Masters. Messrs. Masters, Vatland and Thurn and Ms. Sawyer Masters claim that their agreements have been favorably amended since originally executed. The Company disputes the validity of these purported amendments all of which were entered into by Masters, on behalf of the Company, and none of which were formally documented by the Company. The purported amendments took the form of emails and handwritten notes that were not signed by all the parties and were mere outlines of proposed terms. No Board approvals were obtained for the amendments. Although Mr. Masters may have had authority to enter into the subject employment agreements, the Company believes the material nature of the amendments required Board approvals. Amendments to Nancy Sawyer Masters' agreement expressly require Board approval. The Company believes these purported amendments to be unenforceable for these reasons. It is unclear to the Company what changes each of these individuals may claim such amendments made to their contracts. All of the formal employment agreements contain terms providing that the agreements renew automatically on an annual basis unless terminated by either party by written notice prior to the renewal date. If the Company terminates Messrs. Vatland and Thurn without cause or upon the sale or the termination of the Company, each of them is entitled to up to 12 months pay. Mr. Masters and Ms. Sawyer Masters are in such an event entitled to receive severance payments for 36 months. This 10-K/A-2 speaks only as of October 30, 2000. The Company, in subsequent SEC filings, disputed the terms of the purported employment agreements.

   The Company has an employment agreement with Mr. Wenzel that renews automatically on an annual basis unless terminated by either party by written notice prior to the renewal date. The agreement provides for 12 months pay upon termination of Mr. Wenzel's employment for any reasons other than cause or breach of the agreement by Mr. Wenzel. Mr. Wenzel claims his agreement was either amended or replaced by a new agreement that provides for 36 months pay upon termination. Mr. Masters has directed that no amendment be drafted, and although certain documentation mentions such a 36 month severance period, in the opinion of the Company that documentation does not constitute an enforceable agreement.

   The Company has an employment agreement with Mr. Fisher. This agreement expires on December 1, 2003, and provides for up to 36 months of continuation payments upon termination of employment in certain circumstances. Mr. Fisher is eligible for annual bonus payments in the maximum aggregate amount of $1,333,333. Bonus payments are calculated based upon the income before taxes of the portion of the business of RSPNetwork (Iowa) which was formerly TEAM/K&R Technical Services, Inc. As of October 30, 2000, Mr. Fisher has received a total of $133,500 as bonus payments under his employment agreement. Upon execution of the employment agreement, Mr. Fisher received 150,000 stock options, vesting ratably over eight years, at an exercise price of $1.59 per share, under the Company's 1996 Stock Incentive Plan. Moreover, he is eligible to acquire up to one hundred twenty thousand "performance options" to purchase common stock of the Company at $1.59 per share, vesting within nine years. The amount of performance options earned per year is calculated by dividing the "qualified revenue" generated and reported by the Company or RSPNetwork per fiscal year by the revenue target of $120 million.

   As of June 30, 2000, minimum salary levels were set at $400,000 for Masters; $250,000 for Mr. Wenzel; $175,000 for Mr. Vatland; $150,000 for Mr. Fisher; and $100,000 for Mr. Thurn.

Compensation Committee Interlocks and Insider Participation

   As the Chief Executive Officer of the Company, Masters is a member of the Compensation Committee. His compensation was set by the Board of Directors as a whole with Masters abstaining.

BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

One of the primary goals in setting compensation policies is to maintain competitive, progressive programs to attract, retain and motivate high caliber executives, and maximize the financial success of the Company by appropriately rewarding such individuals for their achievements. Another goal is to provide an incentive to executives to focus efforts on long-term strategic goals for the Company by closely aligning their financial interests with stockholder interests. To attain these goals the Company's executive compensation program was designed to include base salary, incentive bonuses and long-term incentives in the form of stock options.

Base Salary. Salaries for executives are reviewed by the Compensation Committee on a periodic basis and may be increased (or decreased) at any time based on:
(1) the Compensation Committee's evaluation of the individual's performance; and
(2) the Company's financial condition. Increases in median competitive pay levels are a secondary factor.

Compensation of the Company's Chief Executive Officer is set by the Board of Directors as a whole, with Mr. Masters abstaining. The annual compensation for the Chief Executive Officer was set at $250,000 in 1994. On March 12, 1997, Mr. Masters, Mr. Wenzel and Mr. Vatland, along with two other non-officer members of management, voluntarily offered to decrease their salaries to $175,000 until Company performance improved, or as agreed upon with the Compensation Committee.

As of the end of fiscal year 2000, the Board of Directors adjusted the salary of the Chief Executive Officer to $400,000 per year, retroactive to January 1, 2000. Through an oral agreement, a continuing review of the CEO compensation package is currently underway. This review is due, in part, to the on-going changes in the Company's operating structure. Warrants which are held by Mr. Masters; his affiliates, including TimeMasters; family members; and corresponding beneficial owners may be affected by this review.

As of the end of the fiscal year, the Company adjusted Mr. Wenzel's salary to $250,000 per year, retroactive to January 1, 2000. Through an oral agreement, the Company is conducting a continuing review of Mr. Wenzel's compensation package. This review is due, in part, to the on-going changes in the Company's operating structure.

Annual Incentive. The Company did not establish a cash incentive plan for its executive officers for fiscal 2000. The Compensation Committee may pay bonuses at year end based on an evaluation of performance of the individual during the fiscal year. The Compensation Committee's determination at such times is discretionary and normally is based primarily on overall Company performance and the contribution of each individual to such performance. Currently, there is no specific formula established prior to the time such incentive compensation is allocated to the individual officer.

Cash incentives were incurred for two executive officers, Robert Wenzel and Stephen Fisher, during fiscal year 2000.

Long Term Incentives. The Company believes that significant incentives should be provided to executive officers to maximize Shareholder value. Even though such officers may hold substantial positions in the Company's common stock, such incentives can be provided by benefit awards that are based on the appreciation of such common stock. The Company currently sometimes grants warrants to purchase the Company's common stock at a fixed price; or stock options that become exercisable over a period of time. This process is administered by the Stock Option Committee, which is composed of Mr. Adams and Mr. Wikner. Warrants and stock options are granted at the prevailing market value and will only have value if the Company's stock price increases. Generally, stock option grants may vest in equal amounts over eight years, with some special programs vesting over shorter periods. Generally executives must be employed by the Company at the time of vesting in order to exercise the stock option.

The Committee determines the number of options to be granted based on the expected value of an individual's contribution, or to reflect historical contributions.

In November 1999, the Board entered into an oral agreement with Mr. Masters, which included the following: Warrants to purchase 1,000,000 common shares in the Company at $2.00 per share. These warrants may be converted, at Mr. Masters' option, on a 1:1 basis to what was then B2BXchange, Inc. and has now been split into B2BXchange, Inc. and RSPNetwork, Inc. Additional discussions with the Company's Board of Directors are underway regarding the treatment of the conversion option underlying these warrants and how they may convert to equity interests in the two separate Company subsidiaries. The convertibility of the warrants, which originally carried a $0.25 exercise price for what was then B2BXchange, Inc., is dependent upon the occurrence of certain events including, but not limited to, a spinout/public financing and/or divestiture of what was B2BXchange, Inc. at the time of the grant. This subsidiary has subsequently been split into two wholly owned subsidiaries. Warrant grants include certain piggyback registration rights. A continuing review of the CEO compensation package is currently underway which may have a direct bearing on the convertibility of these warrants into warrants of one or both subsidiaries. Warrants which are held by Mr. Masters; his affiliates, including TimeMasters; family members; and corresponding beneficial owners may be affected by this review.

On November 11, 1999 the Company entered into an oral agreement with Robert Wenzel for 300,000 warrants in the Company at $2.00 per share. These warrants may be converted, at Mr. Wenzel's option, on a 1:1 basis to what was then B2BXchange, Inc. and has now been split into B2BXchange, Inc. and RSPNetwork, Inc. Additional discussions with the Company's Board of Directors are underway regarding the treatment of the conversion option underlying these warrants and how they may convert to equity interests in the two separate Company subsidiaries. The convertibility of the warrants, which originally carried a $0.25 exercise price for what was then B2BXchange, Inc., is dependent upon the occurrence of certain events including, but not limited to, a spinout/public financing and/or divestiture of what was B2BXchange, Inc. at the time of the grant. The warrant grant includes certain piggyback registration rights.


The Compensation Committee
Melvin Masters
Ed Adams
Tim Duoos

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
-------   --------------------------------------------------------------

This Item of Form 10-K/A-2 includes information known to the Company as of the date of filling, but only to the extent the Company believes such information was or should have been known to it as of October 30, 2000, the due date for the Company to file, and the day on which the Company did file a preliminary proxy statement which was incorporated by reference into the Company's Form 10-K which had been filed on October 12, 2000.

This item does not include information regarding events which occurred after October 30, 2000. Information uncovered after October 30, 2000 leads current management to believe that the following information may have been inaccurate or incomplete as of October 30, 2000. You are referred to the Company's later filings under the Exchange Act (Forms 8-K, 10-Q and Proxy Statements) for information regarding events occurring after October 30, 2000.

The following table sets forth, as of August 31, 2000, certain information with respect to beneficial share ownership by the directors, individually; by all persons known to management to own more than 5% of the Company's outstanding Common Stock, individually; and by all executive officers and directors as a group. On such date, the Company had 17,003,204 shares outstanding. Except as otherwise indicated, the shareholders listed below have sole investment and voting power with respect to their shares.

                                                   Number of Beneficially  Percent of Shares
           Name of Beneficial Owner                     Owned Shares          Outstanding
           ------------------------                     ------------          -----------
Melvin L. Masters (1)                                     3,419,607              17.8%
3213 South Duluth Avenue
Sioux Falls, SD 57105

Sihl-Zurich Paper Mill on Sihl, AG (2)                    2,742,858              14.9%
Giesshubel Strasse 15
CH 8046
Zurich, Switzerland

Stephen Fisher (3)                                          503,758               3.0%

Robert J. Wenzel (4)                                        404,300               2.3%

Timothy N. Thurn (5)                                         78,999                 *

Danny J. Vatland (6)                                        146,500                 *

Roger Wikner (7)                                             50,000                 *

Timothy Duoos (8)                                            27,000                 *

Edward Adams (9)                                             25,000                 *

All officers and directors as a group (8 persons) (10)    4,655,164              23.4%
   * Less than 1%

(1) Includes (a) an aggregate total of 1,227,368 shares outstanding of which (i) 329,000 shares are owned directly by Masters; (ii) 70,000 shares are owned by Masters' current spouse; (iii) 720,368 shares are owned by Time Masters, Inc., a corporation wholly owned by Masters; (iv) 20,000 shares are owned by Masters' children; and (v) 88,000 are owned by Masters' Trust I, a trust for the benefit of Masters' children; and (b) 2,192,239 shares issuable upon exercise of (i) warrants owned by Masters directly to purchase 100,000 shares; (ii) warrants owned by Time Masters, Inc. to purchase 1,392,239 shares; (iii) warrants owned by Masters' current spouse to purchase 200,000 shares; and (iv) warrants owned by Masters' Trust I to purchase 500,000 shares. Masters disclaims beneficial ownership of the shares owned by his spouse, his children, and Masters' Trust I. The Company disputes the legitimacy of a November 1999 "grant" of 1,000,000 warrants to Masters.

(2) Includes warrants to purchase 1,371,429 shares.

(3) Includes 488,758 shares of convertible voting Preferred Stock issued to Mr. Fisher in the Company's acquisition of K&R Technical Services in December 1998 and converted to 488,758 shares of common stock on February 17, 2000. Also includes 15,000 shares issuable to Mr. Fisher under options which are exercisable or will become exercisable within 60 days.

(4) Includes 92,500 shares issuable to Mr. Wenzel under options which are exercisable or will become exercisable within 60 days and warrants to purchase 300,000 shares of stock. Also includes 11,800 shares held as trustee for four education trusts for which Mr. Wenzel serves as trustee. The Company may dispute the legitimacy of the November 1999 "grant" of 300,000 warrants to Mr. Wenzel.

(5) Includes 25,000 shares issuable to Mr. Thurn under options which are exercisable or will become exercisable within 60 days.

(6) Includes 146,500 shares issuable to Mr. Vatland under options which are exercisable or will become exercisable within 60 days.

(7) Includes 50,000 shares issuable to Mr. Wikner under options which are exercisable or will become exercisable within 60 days.

(8) Includes 25,000 shares issuable to Mr. Duoos under options which are exercisable or will become exercisable within 60 days and 2,000 additional shares owned personally by Mr. Duoos.

(9) Includes 25,000 shares issuable to Mr. Adams under options which are exercisable or will become exercisable within 60 days.

(10) Includes 379,000 shares issuable under options which are exercisable or will become exercisable within 60 days and warrants to purchase 2,492,239 shares.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
-------   ----------------------------------------------

   This Item of Form 10-K/A-2 includes information known to the Company as of the date of filing, but only to the extent the Company believes such information was or should have been known to it as of October 30, 2000, the due date for the Company to file, and the day on which the Company did file a preliminary proxy statement which was incorporated by reference into the Company's Form 10-K which had been filed on October 12, 2000.

   This item does not include information regarding events which occurred after October 30, 2000. Information uncovered after October 30, 2000 leads current management to believe that the following information may have been inaccurate or incomplete as of October 30, 2000.

   Given developments and knowledge gained by the Board of Directors since November 2000, the Company is currently reviewing these transactions to determine whether all relevant information regarding Masters' dealings with the Company was disclosed to the Board of Directors and/or the shareholders at the time of such "approvals." You are referred to the Company's later filings under the Exchange Act (Forms 8-K, 10-Q and Proxy Statements) for information regarding events occurring after October 30, 2000.

Certain Relationships and Related Transactions

   Each of the transactions listed under (1) to (7) was approved by a disinterested majority of our Board of Directors, by shareholders, or by both. The Company stated in its previous SEC filings that it believed that each such transaction was made on terms at least as favorable to the Company as could have been obtained from an unaffiliated entity.

  (1) Pursuant to a lease dated December 31, 1995 the Company leased and occupied space in Shady View I & II, office and commercial facilities located in Eden Prairie, MN, from GRAMPI. The general partner of GRAMPI is TimeMasters, Inc. ("TMI"), a Minnesota corporation that is wholly owned by Masters. One of the limited partners of GRAMPI is the Masters Trust I, of which Ralph Rolen, a former director of the Company, was Trustee at the time of the lease "negotiations," and of which the minor children of Masters are the beneficiaries. Other limited partners appear to include Masters' second wife, Masters and his third wife (as joint tenants), as well as Masters' brother and his brother's spouse and children. In 1995, the Company retained the services of an outside law firm as well as an independent commercial real estate brokerage firm in negotiating the lease.

          The Company leased 178,774 square feet of space under the GRAMPI lease which had an initial term of fifteen years (expiring December 31, 2010). The Company had no renewal option under the lease. The base rate escalated periodically over the term of the lease. The lease also obligated the Company to pay various annual expenses. The rent plus expenses, including real estate taxes and common area maintenance costs, were $1,844,000 in fiscal 2000 (ending June 30, 2000).

  (2) On the basis of a Use Indemnification Agreement dated November 1, 1991 and certain related Board of Directors' action, the Company has, in the past, sponsored business and business-related occasions at "the Clubhouse," a guest house located on Lake Bryant, Eden Prairie, MN. The Clubhouse is owned by Melvin L. Masters and/or Masters Trust I (a trust for Masters' children) and/or Masters' spouse and/or TimeMasters, Inc and/or GRAMPI. The Company made payments relating to the Clubhouse in the amount of $20,277 in fiscal 2000. Under the Use Indemnification Agreement, the Company assumes all risks and liability, and indemnifies the owners of the Clubhouse, in connection with any claims or liabilities arising out of the Company's use of the Clubhouse.

  (3) The Company regularly used an airplane owned by Global Mountain Air, a Company owned or controlled by Masters. The Company was charged $430 per hour for flight time. In fiscal 2000, the Company had operating expenses relating to Global Mountain Air in the amount of $113,984. The Company indemnified Global Mountain Air against loss or damage beyond available insurance, reimbursed out-of-pocket expenses, and paid a usage charge. The Company also paid JW Aviation for pilot services at a daily rate of $376 for flight days, and a daily rate of $330 for non flight days during fiscal 2000. The Company made payments to JW Aviation in the amount of $105,209 in fiscal 2000.

  (4) In June 1998, the Company loaned $250,000 to GRAMPI. The note was personally guaranteed by Masters, was secured by certain shares of the Company's common stock owned by GRAMPI, and bore interest at the Prime Rate plus 2.0%. In September 1999, the principal balance of the note, which was originally due February 25, 1999, was combined with additional borrowing during fiscal 1999 by Masters into a new $500,000 non interest bearing note from Masters that was due September 1, 2000. During fiscal 1999, Masters and TMI borrowed an additional $375,472. This additional borrowing was combined in September 1999 with $97,505 that was owed to the Company by TMI at June 30, 1998 into a second note from Masters of $472,977 that was payable September 1, 2000 and bore interest at 9.75%. In August 1999 Masters borrowed an additional $200,000 pursuant to a note that was payable September 1, 2000 and bore interest at 9.75%. At the end of fiscal 2000 (June 30, 2000), the outstanding balance of all these loans including interest was $1,405,285. These notes remain outstanding.

    The Company stated in prior SEC filings that all three notes are secured by a Deed of Trust encumbering certain real property located in the state of Montana that is owned by GRAMPI. The Company learned in November 2000, that the Deed of Trust provided by Masters to secure these loans was defective because it was never recorded and the land was not owned by GRAMPI, but rather by another entity controlled by Masters.

        In October 2000, the Board of Directors (with Masters abstaining) approved a loan to GRAMPI for $430,000 to be paid back during calendar 2001, or as approved by the Board of Directors. This loan bears interest at the rate imputed by the U.S. Internal Revenue Service for loans between related parties and is guaranteed by Masters personally.

  (5) Prior to the Company's acquisition of K&R Technical Services ("K&R"), K&R had loaned $281,217 at 9% interest per year to TEAM Property Management, a company that is controlled by Stephen Fisher and two other VirtualFund.com shareholders who were previously principals in TEAM Technologies. This note was among the assets the Company acquired when it acquired K&R. The note was due September 1, 2000. As of August 31, 2000, the outstanding balance on this was $109,994. The unpaid loan is the subject of litigation between the Company and Mark Kittrell, a former Team Principal and VirtualFund employee.

  (6) The Company leases space that it currently occupies in Cedar Falls, Iowa from TEAM Property Management Company a company that is controlled by Stephen Fisher and two other VirtualFund.com shareholders, who were previously principals in TEAM Technologies. The amount of this lease is $16,854 per month. The total paid during the fiscal year ended June 30, 2000 was $201,000.

  (7) The Company assumed a note receivable of $114,849 from Stephen Fisher when the Company purchased K&R Technical Services, Inc. The note was due June 18, 2001 and accrued interest at 9% per year. It was paid in July 2000.

  (8) As of October 30, 2000, Masters' second wife, Nancy Sawyer, was an employee of the Company. Under the divorce decree between Sawyer and Masters, Masters does not have to pay any alimony to her as long as she is employed with the Company or in a comparable position with another company. Subsequent to the separation of Sawyer and Masters, but before the divorce decree was entered into on December 30, 1994, Sawyer's base salary was increased by Masters from $58,000 (May 15, 1991) to $78,000 (February 1, 1992) to $100,000 (June 1, 1992), when she became Vice President of Laser Master Europe. Sawyer's job description remained Vice President of Operations throughout this period until June 1, 1992, when she became Vice President of Laser Master Europe.

  (9) Mr. Masters' current spouse, Jessicca Lee Tran-Masters, was paid for "consulting services" through a company that she owns called NetForm, Inc. Payments began in May 1999, at a monthly rate of $5,000. The Company paid to NetForm $60,000 in fiscal 2000. Current management has looked for, but has been unable to locate, a contract specifying the work to be performed or the length of service. Current management also has looked for, but not found, any tangible evidence of any work product produced by NetForm, Inc. and/or Ms. Tran-Masters in this "consulting" role. Current management and the Board of Directors were not informed that NetForm was owned by Ms. Tran-Masters or that payments were being made to NetForm.

                                    PART IV
                                    -------

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 10-K/A-2.
-------  ----------------------------------------------------------------------

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

(c)      The exhibits to this Annual Report on Form 10-K/A-2 are listed in the
         Exhibit Index on pages E-1 to E-3 of this Report. The Company will furnish a copy of any exhibit to a shareholder who requests a copy in writing upon payment to the Company of a fee of $5.00 per exhibit. Requests should be sent to: Chief Executive Officer, VirtualFund.com, Inc., 6462 Citywest Parkway, Suite 175, Eden Prairie, MN 55344.

(d) Financial Statement Schedules: The response to this portion of Item 14 was included as a separate section of the original Annual Report on Form 10-K.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Date: May 8, 2001
                                  VIRTUALFUND.COM, INC.

                                  By /s/ Monte Johnson
                                     -----------------------------------------
                                     Monte Johnson
                                     Interim Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Monte Johnson              Interim Chief Executive Officer
--------------------------     (Principal Executive, Financial
Monte Johnson                  and Accounting Officer)

/s/ Timothy R. Duoos           Director
--------------------------
Timothy R. Duoos

/s/ Edward S. Adams            Director
--------------------------
Edward S. Adams

/s/ Stephen Fisher             Director
--------------------------
Stephen Fisher

/s/ John Cavanaugh             Director
--------------------------
John Cavanaugh

                                  EXHIBIT INDEX

                              VirtualFund.com, Inc.
                         Annual Report on Form 10-K/A-2
                     for the Fiscal Year Ended June 30, 2000

Exhibit
Number                        Description of Exhibits
------                        -----------------------

2.1    Agreement and Plan of Merger, dated as of
       December 18, 1998, by and among
       VirtualFund.com, Inc., Virtual Acquisition
       Corp. I, K&R Technical Services, Inc., and
       the shareholders of K&R Technical Services,
       Inc. .........................................   Incorporated by
                                                        reference to Exhibit 2.1
                                                        to the Company's Form
                                                        8-K filed on December
                                                        31, 1998.

2.2    Asset Purchase Agreement, dated as of June
       7, 2000, by and among VirtualFund.com, Inc.
       and MacDermid Incorporated. ..................   Incorporated by
                                                        reference to Exhibit
                                                        10.7 to the Company's
                                                        Form 8-K filed June 27,
                                                        2000.

3.1    Articles of Incorporation of the Company as
       amended March 24, 1994 .......................   Incorporated by
                                                        reference to Exhibit 3.1
                                                        to the Company's Form
                                                        10-K for the year ended
                                                        June 30, 1994.

3.2    LaserMaster Technologies, Inc. Minutes of
       Shareholder Meeting dated April 3, 1998
       which amends Article I of the Articles of
       Incorporation to change the Company name to
       VirtualFund.com, Inc. ........................   Incorporated by
                                                        reference to Exhibit
                                                        10.6 to the Company's
                                                        Report on Form 10-K for
                                                        the fiscal year ended
                                                        June 30, 1998.

3.3    Restated Bylaws of the Company as amended
       March 24, 1994 ...............................   Incorporated by
                                                        reference to Exhibit 3.2
                                                        to the Company's report
                                                        on Form 10-K for the
                                                        fiscal year ended June
                                                        30, 1994

3.4    Rights Agreement, dated as of October 9,
       1998, between VirtualFund.com, Inc. and
       Norwest Bank Minnesota, N.A., which includes
       Exhibit A thereto the Form of Certificate of
       Designation of Series A Junior Participating
       Preferred Stock, and Exhibit B thereto the
       form of Rights Certificate ...................   Incorporated by
                                                        reference to the Company
                                                        Form 8-A12G filed
                                                        October 29, 1998.

3.5    Amended Article III of the Articles of
       Incorporation of the Company, as amended
       September 5, 2000 ............................   Filed electronically
                                                        with the Company's Form
                                                        10-K for the fiscal year
                                                        ended June 30, 2000.

4.1    Certificate of Designation of the Powers,
       Preference and Rights, and Qualifications,
       Limitations and Restrictions, of Series A
       Convertible Preferred Stock of
       VirtualFund.com, Inc. ........................   Incorporated by
                                                        reference to Exhibit 4.1
                                                        to the Company's Form
                                                        10-Q filed February 17,
                                                        1999.

4.2    Sample Certificate of the Company's Common
       Stock ........................................   Incorporated by
                                                        reference to the
                                                        Company's Registration
                                                        Statement on Form S-1
                                                        (Registration No.
                                                        33-36202)

10.1   LaserMaster Technologies, Inc. 1990 Restated
       Stock Option Plan, as amended. ...............   Incorporated by
                                                        reference to Exhibit
                                                        10.1 to the Company's
                                                        report on Form 10-K for
                                                        the fiscal year ended
                                                        June 30, 1991.

10.2   Common Stock Purchase Agreement dated
       September 16, 1996 between LaserMaster
       Technologies, Inc. and Sihl-Zurich Paper
       Mill on Sihl AG, and a business group
       consisting of Melvin Masters, TimeMasters,
       Inc. Grandchildren's Realty Alternative
       Management Program I #2 Limited Partnership...   Incorporated by
                                                        reference to Exhibit
                                                        10.1 to the Company's
                                                        report on Form 10-K for
                                                        the fiscal year ended
                                                        June 30, 1996.

10.3   Amendment No. 2 to Credit Agreement dated
       January 31, 1997 between Colorspan
       Corporation and General Electric Capital
       Corporation. .................................   Incorporated by
                                                        reference to Exhibit
                                                        10.1 to the Company's
                                                        report on Form 10-K for
                                                        the fiscal year ended
                                                        June 30, 1997.

10.4   Amendment No. 3 to Credit Agreement dated
       January 31, 1997 between Colorspan
       Corporation and General Electric Capital
       Corporation. .................................   Incorporated by
                                                        reference to Exhibit
                                                        10.1 to the Company's
                                                        report on Form 10-K for
                                                        the fiscal year ended
                                                        June 30, 1998.

10.5   Eighth Amendment and Consent to Credit
       Agreement, dated December 1998 between
       Colorspan Corporation and General Electric
       Capital Corporation. .........................   Incorporated by
                                                        reference to Exhibit
                                                        10.1 to the Company's
                                                        report on Form 10-K for
                                                        the fiscal year ended
                                                        June 30, 1999.

10.6   Amendment No. 4 to Credit Agreement dated
       October 14, 1997 between Colorspan
       Corporation and General Electric Capital
       Corporation. .................................   Incorporated by
                                                        reference to Exhibit
                                                        10.2 to the Company's
                                                        report on Form 10-K for
                                                        the fiscal year ended
                                                        June 30, 1998.

10.7   Ninth Amendment and Consent to Credit
       Agreement dated October 14, 1997 between
       Colorspan Corporation and General Electric
       Capital Corporation. .........................   Incorporated by
                                                        reference to Exhibit
                                                        10.2 to the Company's
                                                        report on Form 10-K for
                                                        the fiscal year ended
                                                        June 30, 1999.

10.8   Representative Form of Incentive Stock
       Option. ......................................   Incorporated by
                                                        reference to Exhibit
                                                        10.1 to the Company's
                                                        report on Form 10-K for
                                                        the fiscal year ended
                                                        June 30, 1991.

10.9   Employment Agreement with Melvin L. Masters...   Incorporated by
                                                        reference to Exhibit
                                                        10.1 to the Company's
                                                        Form 10 Registration.

          (a)  Letter to VirtualFund.com, Inc. Board
               of Directors from Mel Masters, dated
               May 18, 2000.

          (b)  Letter to Board of Directors,
               VirtualFund.com, Inc. from Mel
               Masters, dated October 20, 1999.

10.10  Common Stock Purchase Agreement dated
       September 25, 1996 between LaserMaster
       Technologies, Inc. and General Electric
       Capital Corporation. .........................   Incorporated by
                                                        reference to Exhibit
                                                        10.2 to the Company's
                                                        report on Form 10-K for
                                                        the fiscal year ended
                                                        June 30, 1996.

10.11  First Industrial, L.P., Industrial Building
       Lease ........................................   Incorporated by
                                                        reference to Exhibit
                                                        10.2 to the Company's
                                                        report on Form 10-K for
                                                        the fiscal year ended
                                                        June 30, 1996.

10.12  Representative Form of Non-Qualified Stock
       Option .......................................   Incorporated by
                                                        reference to Exhibit
                                                        10.3 to the Company's
                                                        report on form 10-K for
                                                        the fiscal year ended
                                                        June 30, 1991.

10.13  Fifth Amendment to Credit Agreement dated
       February 17, 1998 between Colorspan
       Corporation and General Electric Capital
       Corporation. .................................   Incorporated by
                                                        reference to Exhibit
                                                        10.3 to the Company's
                                                        report on Form 10-K for
                                                        the fiscal year ended
                                                        June 30, 1998.

10.14  Tenth Amendment and Consent to Credit
       Agreement dated March 31, 1999 between
       Colorspan Corporation and General Electric
       Capital Corporation. .........................   Incorporated by
                                                        reference to Exhibit
                                                        10.3 to the Company's
                                                        report on Form 10-K for
                                                        the fiscal year ended
                                                        June 30, 1999.

10.15  Employment Agreement with Robert J. Wenzel ...   Incorporated by
                                                        reference to Exhibit
                                                        10.4 to the Company's
                                                        report on Form 10-K405
                                                        for the fiscal year
                                                        ended June 30, 1995.

10.16  Sixth Amendment and Consent to Credit
       Agreement dated June 30, 1998 between
       Colorspan Corporation and General Electric
       Corporation. .................................   Incorporated by
                                                        reference to Exhibit
                                                        10.4 to the Company's
                                                        report on Form 10-K for
                                                        the fiscal year ended
                                                        June 30, 1998.

10.17  Eleventh Amendment and Consent to Credit
       Agreement dated June 30, 1999 between
       Colorspan Corporation and General Electric
       Capital Corporation. .........................   Incorporated by
                                                        reference to Exhibit
                                                        10.4 to the Company's
                                                        report on Form 10-K for
                                                        the fiscal year ended
                                                        June 30, 1999.

10.18  Use Indemnification Agreement dated November
       1, 1991 covering property located at 12790
       Century Lane, Eden Prairie, Minnesota. .......   Incorporated by
                                                        reference to the
                                                        Company's report on Form
                                                        10-Q for the period
                                                        ended December 31, 1991.

10.19  First Amendment to Credit Agreement dated
       May 15, 1996 between LaserMaster Corporation
       and General Electric Capital Corporation. ....   Incorporated by
                                                        reference to Exhibit
                                                        10.5 to the Company's
                                                        report on Form 10-K for
                                                        the fiscal year ended
                                                        June 30, 1996.

10.20  Seventh Amendment and Consent to Credit
       Agreement to Credit Agreement dated July 15,
       1998 between Colorspan Corporation and
       General Electric Capital Corporation. ........   Incorporated by
                                                        reference to Exhibit
                                                        10.5 to the Company's
                                                        report on Form 10-K for
                                                        the fiscal year ended
                                                        June 30, 1998.

10.21  Twelfth Amendment and Consent to Credit
       Agreement dated August 31, 1999 between
       Colorspan Corporation and General Electric
       Capital Corporation. .........................   Incorporated by
                                                        reference to Exhibit
                                                        10.5 to the Company's
                                                        report on Form 10-K for
                                                        the fiscal year ended
                                                        June 30, 1999.

10.22  Employment Agreement with Nancy Sawyer
       Masters ......................................   Incorporated by
                                                        reference to Exhibit
                                                        10.3 of the Company's
                                                        Form 10 Registration.

10.23  Employment Agreement with James E. Retterath..   Incorporated by
                                                        reference to Exhibit
                                                        10.6 to the Company's
                                                        report on Form 10-K405
                                                        for the fiscal year
                                                        ended June 30, 1995.

10.24  Thirteenth Amendment and Consent to Credit
       Agreement dated October 15, 1999 between
       Colorspan Corporation and General Electric
       Capital Corporation. .........................   Incorporated by
                                                        reference to Exhibit
                                                        10.6 to the Company's
                                                        report on Form 10-K for
                                                        the fiscal year ended
                                                        June 30, 1999.

10.25  Promissory Notes from Principals of K&R
       Technical Services ...........................   Incorporated by
                                                        reference to Exhibit 2.1
                                                        to the Company's report
                                                        on Form 8-K filed
                                                        December 31, 1998.

10.26  Promissory Note with Grandchildren's Realty
       Alternative Program I, L.P., Pledge
       Agreement and Guaranty. ......................   Incorporated by
                                                        reference to Exhibit
                                                        10.7 to the Company's
                                                        report on Form 10-K for
                                                        the fiscal year ended
                                                        June 30, 1998.

10.27  Promissory Note receivable from Steve Fisher..   Incorporated by
                                                        reference to Exhibit 2.1
                                                        to the Company's report
                                                        on Form 8-K filed
                                                        December 31, 1998.

10.28  Amended and Restated Lease for property in
       Shady View I & II dated December 1995
       between LaserMaster Corporation and GRAMPI....   Incorporated by
                                                        reference to Exhibit
                                                        10.3 to the Company's
                                                        report on Form 10-Q for
                                                        the period ended
                                                        December 31, 1995.

10.29  Promissory Note dated January 17, 1996 by
       LaserMaster Corporation to TimeMasters, Inc...   Incorporated by
                                                        reference to the
                                                        Company's report on Form
                                                        10-Q for the period
                                                        ended December 31, 1995.

10.30  Warrants for the purchase of common stock of
       LaserMaster Technologies, Inc. issued to
       TimeMasters, Inc. dated January 17, 1996 .....   Incorporated by
                                                        reference to the
                                                        Company's report on Form
                                                        10-Q for the period
                                                        ended December 31, 1995.

10.31  Promissory Note from Team Property
       Management ...................................   Incorporated by
                                                        reference to Exhibit 2.1
                                                        to the Company's report
                                                        on Form 8-K filed
                                                        December 31, 1998.

10.32  Lease Agreement between Creo Property B.V.
       c/o Jacobus Recourt Vastgoed B.V. ............   Herewith filed
                                                        electronically.

10.33  Sublease Agreement between Annex Medical,
       Inc. and LaserMaster Corporation dated March
       19, 1993. ....................................   Incorporated by
                                                        reference to Exhibit
                                                        10.16 to the Company's
                                                        report on Form 10-K for
                                                        the fiscal year ended
                                                        June 30, 1993.

10.34  Copyright License between Adobe Systems
       Incorporated and LaserMaster Corporation. ....   Incorporated by
                                                        reference to Exhibit
                                                        10.24 to Registration
                                                        Statement.

10.35  License Agreement between Bitstream, Inc.
       and LaserMaster Corporation. .................   Incorporated by
                                                        reference to Exhibit
                                                        10.25 to the
                                                        Registration Statement.

10.36  Lease between Independent Land Company and
       LaserMaster Ltd. dated March 12, 1992. .......   Incorporated by
                                                        reference to Exhibit
                                                        10.23 to the Company's
                                                        report on form 10-K for
                                                        the fiscal year ended
                                                        June 30, 1992.

10.37  License Agreement between Microsoft
       Corporation and the Company dated September
       7, 1990. .....................................   Incorporated by
                                                        reference to Exhibit
                                                        19.4 to the Company's
                                                        report on Form 10-Q for
                                                        the period ended
                                                        September 30, 1990.

10.38  Maintenance Agreement between National
       Computer Systems, Inc. and LaserMaster
       Corporation dated June 30, 1993. .............   Incorporated by
                                                        reference to Exhibit
                                                        10.31 to the Company's
                                                        report on Form 10-K for
                                                        the fiscal year ended
                                                        June 30, 1993.

10.39  Arrangement Letter and Contract dated
       November 12, 1991 between LaserMaster Ltd.
       and International Factors Netherland B.V. ....   Incorporated by
                                                        reference to Exhibit
                                                        10.4 to the Company's
                                                        report on Form 10-Q for
                                                        the period ended
                                                        December 31, 1991.

10.40  Service Agreement between National Computer
       Systems, Inc. and LaserMaster Corporation
       dated October 10, 1990. ......................   Incorporated by
                                                        reference to Exhibit
                                                        10.30 to the Company's
                                                        report on Form 10-K for
                                                        the fiscal year ended
                                                        June 30, 1991.

10.41  Security Agreement dated February 1, 1994
       between the Company's LaserMaster subsidiary
       and General Electric Capital Corporation. ....   Incorporated by
                                                        reference to Exhibit
                                                        10.1 to the Company's
                                                        report on Form 10-Q for
                                                        the period ended
                                                        December 31, 1993.

10.42  Master Security Agreement dated December 15,
       1994 by and between General Electric Capital
       Corporation and LaserMaster Corporation. .....   Incorporated by
                                                        reference to Exhibit
                                                        10.03 to the Company's
                                                        report on Form 10-Q for
                                                        the period ended
                                                        December 31, 1994.

10.43  Amendment to Master Security Agreement dated
       December 30, 1994 by and between General
       Electric Capital Corporation and LaserMaster
       Corporation. .................................   Incorporated by
                                                        reference to Exhibit
                                                        10.04 to the Company's
                                                        report on Form 10-Q for
                                                        the period ended
                                                        December 31, 1994.

10.44  First Amendment to General Loan and Security
       Agreement dated October 1992. ................   Incorporated by
                                                        reference to Exhibit
                                                        10.1 to the Company's
                                                        report on Form 10-Q for
                                                        the period ended
                                                        September 30, 1992.

10.45  Purchase Agreement dated May 28, 1993
       between ENCAD, Inc. and LaserMaster
       Corporation. .................................   Incorporated by
                                                        reference to Exhibit
                                                        10.41 to the Company's
                                                        report on Form 10-K for
                                                        the fiscal year ended
                                                        June 30, 1993.

10.46  Employment Agreement with Tim Thurn dated
       February 9, 1996 .............................   Herewith filed
                                                        electronically.

10.47  Findings of Fact, Conclusions of Law, Order
       of Judgment and Decree In re the Marriage of
       Nancy Lynn Sawyer and Melvin Leroy Masters,
       dated December 30, 1994. .....................   Herewith filed
                                                        electronically.

23.1   Consent of Deloitte & Touche .................   Incorporated by
                                                        reference to Exhibit
                                                        23.1 to the Company's
                                                        Form 10-K/A for the
                                                        fiscal year ended June
                                                        30, 2000.

23.2   Consent of KPMG ..............................   Incorporated by
                                                        reference to Exhibit
                                                        23.2 to the Company's
                                                        Form 10-K for the fiscal
                                                        year ended June 30,
                                                        2000.

27.1   Financial Data Schedule ......................   Incorporated by
                                                        reference to Exhibit
                                                        27.1 to the Company's
                                                        Form 10-K for the fiscal
                                                        year ended June 30,
                                                        2000.

99.1   Cautionary Factors Under Private Securities
       Litigation Reform Act of 1995 ................   Herewith filed
                                                        electronically