Form 10-Q
period 2001-03-31
VIRTUALFUND COM INC
filed 2001-05-15
CIK 857470

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the Quarter Ended March 31, 2001
                            --------------

                                       or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from                    to
                                     ------------------    ------------------

Commission File No.: 0-18114
                     -------

VIRTUALFUND.COM, INC.
--------------------------------------------------------------------------------
(Exact name of registrant as specified in charter)


Minnesota                                                41-1612861
-------------------------------------------------------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

6462 City West Parkway, Suite 175, Eden Prairie, Minnesota          55344
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

Class                                              Outstanding at 4/30/2001
-----                                              ------------------------
Common Stock, $.01 par value                                15,631,404

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     VIRTUALFUND.COM, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                     ASSETS
                                     ------

                                                              March 31,        June 30,
                                                                 2001            2000
                                                            ------------    ------------
CURRENT ASSETS:
      Cash and cash equivalents                             $ 10,451,138    $ 39,641,785
      Accounts receivable, less allowance for doubtful
        accounts of $12,000 and $20,000, respectively            378,542         311,271
      Note receivable                                             60,000            --
      Receivable - related parties                                  --         1,915,405
      Other current assets                                     1,840,008         229,098
                                                            ------------    ------------
         TOTAL CURRENT ASSETS                                 12,729,688      42,097,559

PROPERTY AND EQUIPMENT, NET                             .      1,258,301       1,697,212

OTHER ASSETS                                                       1,973         658,993
                                                            ------------    ------------
                                                            $ 13,989,962    $ 44,453,764
                                                            ============    ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

CURRENT LIABILITIES:
      Notes payable - related parties                       $    666,904    $  2,398,381
      Current maturities of long-term debt                       169,495         475,630
      Accounts payable                                         2,888,485       3,338,799
      Accrued payroll and payroll taxes                          442,876       1,712,642
      Income taxes payable                                          --           843,440
      Accrued restructuring costs                              2,295,233            --
      Other current liabilities                                  214,652         198,607
      Retained obligations of discontinued operations          1,863,701       2,320,789
                                                            ------------    ------------
          TOTAL CURRENT LIABILITIES                            8,541,346      11,288,288

LONG-TERM DEBT, less current maturities                           21,316          91,860

COMMITMENTS AND CONTINGENCIES                                       --              --

STOCKHOLDERS' EQUITY:
      Common stock, $.01 par value; authorized
         50,000,000 shares; 15,631,404 and 17,577,002
         shares issued and outstanding, respectively             156,314         175,770
      Additional paid in capital                              36,150,694      41,171,851
      Accumulated deficit                                    (30,879,708)     (8,172,755)
      Receivable from exercise of stock options                     --          (101,250)
                                                            ------------    ------------
          TOTAL STOCKHOLDERS' EQUITY                           5,427,300      33,073,616
                                                            ------------    ------------
                                                            $ 13,989,962    $ 44,453,764
                                                            ============    ============

                 See notes to consolidated financial statements.

                     VIRTUALFUND.COM, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                    Three Months Ended                   Nine Months Ended
                                                                ----------------------------        ----------------------------
                                                                  March 31,       April 2,            March 31,       April 2,
                                                                    2001            2000                2001            2000
                                                                ------------    ------------        ------------    ------------
CONTINUING OPERATIONS
  NET SALES                                                     $  1,482,892    $  1,635,884        $  4,563,246    $  5,134,889

  COST OF SALES                                                    1,070,207       1,274,388           3,455,889       4,177,928
                                                                ------------    ------------        ------------    ------------
       GROSS PROFIT                                                  412,685         361,496           1,107,357         956,961

  OPERATING EXPENSES:
       Sales & Marketing                                             153,852         716,730           2,341,892       1,995,574
       Research & Development                                        197,641         740,691           3,103,797       1,798,547
       General & Administrative                                      763,727       2,002,584           5,877,311       5,284,824
       Goodwill Amortization                                            --           573,534                --         1,720,602
       Restructuring and Other Unusual Charges                     2,058,035            --            13,526,076            --
                                                                ------------    ------------        ------------    ------------
                                                                   3,173,255       4,033,539          24,849,076      10,799,547
                                                                ------------    ------------        ------------    ------------
  OPERATING LOSS                                                  (2,760,570)     (3,672,043)        (23,741,719)     (9,842,586)

  OTHER INCOME (EXPENSE):
       Interest Expense                                              (32,366)        (77,160)           (102,287)       (265,627)
       Interest Income                                               171,266          25,517           1,131,648          75,717
       Other Income (Expense)                                        (34,185)         29,490               5,405          32,178
                                                                ------------    ------------        ------------    ------------
                                                                     104,715         (22,153)          1,034,766        (157,732)
                                                                ------------    ------------        ------------    ------------
  LOSS FROM CONTINUING OPERATIONS
     BEFORE INCOME TAXES                                          (2,655,855)     (3,694,196)        (22,706,953)    (10,000,318)
  INCOME TAX BENEFIT                                                    --           651,000                --         1,117,000
                                                                ------------    ------------        ------------    ------------


  LOSS FROM CONTINUING OPERATIONS                                 (2,655,855)     (3,043,196)        (22,706,953)     (8,883,318)
                                                                ------------    ------------        ------------    ------------
EARNINGS FROM DISCONTINUED OPERATIONS, Net of income tax
       (provision) benefit of ($651,000) and $14,555,000
       for the three months and nine months
       ended April 2, 2000                                              --         1,108,704                --        17,401,912
                                                                ------------    ------------        ------------    ------------

 NET (LOSS) EARNINGS                                            $ (2,655,855)   $ (1,934,492)       $(22,706,953)   $  8,518,594
                                                                ============    ============        ============    ============

 BASIC AND DILUTED NET (LOSS)
   EARNINGS PER COMMON SHARE
  LOSS FROM CONTINUING OPERATIONS                                $      (.17)   $       (.18)       $      (1.40)   $       (.55)
  EARNINGS FROM DISCONTINUED OPERATIONS                                 --               .07                --              1.08
                                                                ------------    ------------        ------------    ------------
  NET (LOSS) EARNINGS PER COMMON SHARE                          $       (.17)   $       (.11)       $      (1.40)   $        .53
                                                                ============    ============        ============    ============

  Weighted average common shares outstanding                      15,631,404      16,828,439          16,173,405      16,145,058


                 See notes to consolidated financial statements.

                     VIRTUALFUND.COM, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                               Nine Months Ended
                                                                           March 31,        April 2,
                                                                             2001            2000
                                                                        -------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net (loss) earnings                                                $(22,706,953)   $  8,518,594
     Adjustments to reconcile net (loss) earnings to net
          cash (used in) provided by operating activities:
              Restructuring and unusual charges-Asset write off            4,138,318            --
              Discontinued operations                                       (457,088)      2,980,180
              Depreciation and amortization                                  883,095         695,469
              Amortization of goodwill                                          --         1,720,602
              (Gain) loss on sale of property and equipment                   (2,352)          6,722
              Deferred income taxes                                             --       (14,000,000)
          Change in operating assets and liabilities:
              Accounts receivable                                           (169,160)       (386,449)
              Other current assets                                        (1,821,392)         41,682
              Accounts payable                                              (405,961)        943,797
              Accrued payroll and payroll taxes                           (1,269,766)        396,768
              Accrued restructuring and other unusual charges              2,295,233            --
              Income taxes and other current liabilities                    (827,395)        807,272
                                                                        ------------    ------------
NET CASH (USED IN) PROVIDED BY  OPERATING ACTIVITIES                     (20,343,421)      1,724,637

CASH FLOWS FROM INVESTING ACTIVITIES:
     Loans to related parties                                               (528,646)       (265,135)
     Collection of notes receivable - related party                          385,645            --
     Additions to property and equipment                                    (946,661)       (813,557)
     Proceeds from sale of property and equipment                            198,596            --
     Additions to other assets                                                (7,964)       (530,735)
                                                                        ------------    ------------
NET CASH USED IN INVESTING ACTIVITIES                                       (899,030)     (1,609,427)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Purchase of VirtualFund.com common stock                             (5,970,613)           --
     Proceeds from exercise of stock options                                    --           932,035
     Net payments of related party notes payable                          (1,600,904)           --
     Net payments under revolving credit lines                                  --          (560,658)
     Payments on long-term debt                                             (376,679)       (567,587)
                                                                        ------------    ------------
NET CASH USED IN FINANCING ACTIVITIES                                     (7,948,196)       (196,210)
                                                                        ------------    ------------

DECREASE IN CASH AND CASH EQUIVALENTS                                    (29,190,647)        (81,000)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                          39,641,785         250,792
                                                                        ------------    ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $ 10,451,138    $    169,792
                                                                        ============    ============

                 See notes to consolidated financial statements.

                     VIRTUALFUND.COM, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.   Basis of presentation -

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Annual Report on Form 10-K of VirtualFund.com, Inc. and subsidiaries (the "Company") for the year ended June 30, 2000. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending June 30, 2001.


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

     As part of the restructuring process established in the quarter ended December 30, 2000, the employment of individuals hired by the Company in the October 2000 acquisition of Rymatics Software, LLC were terminated in January 2001, and all property and equipment was returned to Rymatics. A write off of Goodwill relating to the acquisition in the amount of $1,031,250 is specific to product discontinuance and is included in restructuring and other unusual charges.

     As a result of the restructuring process, the Company recorded a charge of $11,468,041 in the quarter ended December 30, 2000 and an additional charge of $2,058,035 in the quarter ended March 31, 2001. The additional charge recorded in the quarter ended March 31, 2001 includes legal defense costs of $1.3 million in accordance with the Company's policy to expense such charges as incurred. During the March 2001 quarter, as we have disposed of assets related to the B2Bxchange business, and reviewed leases related to the restructuring, it became apparent that market conditions are less favorable than previously estimated in December 2000, and as a result, additional restructuring accruals have been recorded. Year-to-date Restructuring charges consist of the following: (a). $5,568,527 associated with the discontinuance of the Internet business-to-business software platform B2BXchange and the separate supply chain management investment,
     (b). severance and associated legal and other fees related to the termination of 125 employees and many company unfavorable long-term employee contracts of $4,917,821, (c). an allowance of $1,925,369 for potentially non-collectable receivables from the former Chairman and CEO, Mr. Masters, and (d). $1,114,359 for lease payments and the write-off of related leasehold improvements at closed and previously idle facilities at five locations in three states.

     The restructuring charge as of March 31, 2001 is summarized as follows:

                                                            Additional
                                              Amount        Provisions
                                              Charged       Made in the                                     March 31,
                                               As of        March 2001        Asset          Amount            2001
                                           Dec. 20, 2000      Quarter       Write off         Paid           Accrual
                                           -------------    -----------    -----------    ------------     -----------
      a) Product discontinuance             $ 5,092,469     $   476,058    $ 1,916,854    $  3,202,853     $   448,820
      b) Employee separation costs            3,440,836       1,476,985        206,884       3,518,730       1,192,207
      c) Allowance for doubtful accounts      1,927,833          (2,464)     1,925,369              -               -
      d) Facilities costs                     1,006,903         107,456         89,211         370,942         654,206
                                            -----------     -----------    -----------     -----------     -----------
                                            $11,468,041     $ 2,058,035    $ 4,138,318     $ 7,092,525     $ 2,295,233
                                            ===========     ===========    ===========     ===========     ===========


     The majority of the $2,295,233 accrual remaining at March 31, 2001 will be paid during fiscal 2001.

3.   Discontinued Operations -

     On June 13, 2000, the Company sold the Digital Graphics Business Unit
     (DGBU) to MacDermid Graphic Arts, a division of MacDermid Inc. As a result, all DGBU operations are disclosed herein as discontinued operations.

     Net sales from discontinued operations for the nine months ended April 2, 2000 were $52,109,837. The results from discontinued operations do not include any general corporate overhead expense. Debt and the corresponding interest expense relating to the Digital Graphics Business Unit are reported within the operating companies of the discontinued operations.

     The components of the retained obligations of discontinued operations included in the Consolidated Balance Sheets at March 31, 2001 and June 30, 2000 are as follows:

                                                  March 31,         June 30,
                                                    2001              2000
                                                -------------    --------------

       Accounts payable and accrued expenses    $   1,863,701     $   2,141,000
       Accrued payroll and payroll taxes                   -            179,789
                                                -------------     -------------
                                                $   1,863,701     $   2,320,789
                                                =============     =============


4.   Earnings Per Share Calculation -

     The following table summarizes securities that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings (loss) per share because to do so would have been antidilutive for the periods presented:

                                          Three Months Ended       Nine Months Ended
                                        ----------------------   ----------------------
                                        March 31,     April 2,   March 31,     April 2,
                                           2001         2000       2001         2000
                                        ---------    ---------   ---------   ----------
     Stock options                      2,941,184    4,419,139   2,941,184    4,419,139
     Warrants                           4,354,953    4,404,953   4,354,953    4,404,953
     Convertible preferred stock               -       741,757          -     1,250,901
                                        ---------    ---------   ---------   ----------
                                        7,296,137    9,565,849   7,296,137   10,074,993
                                        =========    =========   =========   ==========

5.   Certain Related Party Transactions -

     The Board of Directors engaged the services of an outside consulting firm to review related party activity between the Company and Mr. Masters. The Board is currently reviewing that information to assess if any such payments were inappropriate and may in the future seek reimbursement from Mr. Masters.

     The Company leased facilities from Grandchildren's Realty Alternative Management Program I ("GRAMPI"), a limited partnership controlled by Melvin Masters. The Company was involved in various transactions with TimeMasters, Inc. (TMI), a Minnesota corporation controlled by Mr. Masters. The Company has terminated these relationships. Transactions with these related parties are as follows:


                                                        Nine Months
                                                           Ended               Year Ended June 30,
                                                         March 31,        ---------------------------
                                                           2001              2000             1999
                                                         ---------        ----------       ----------
         Interest income (b), (h)                          79,260         $   66,279       $   71,094
         Interest expense (c)                                 -                   -                -
         Rent expense (GRAMPI), (a),(h)                   955,051          1,844,000        1,682,000
         Operating expenses:
               Global Mountain Air (g)                     49,517            113,984          104,799
               Clubhouse expenses (d)                       3,846             20,277           22,260
                Master Travel (e)                              -                  -           199,006
               JW Aviation (g)                             54,010            105,209           76,841
               Payments to NetForm, Inc. (i)               25,000             60,000           10,000
               California apartment rent                   16,000             35,200           23,541
               California apartment utilities & other       4,633                656            4,339
         Salary paid to Nancy Sawyer (j)                   77,116            100,000          100,000
         Equipment purchases (f)                               -               5,505           31,903


     Balances outstanding with parties controlled by Mr. Masters are as follows:
     ---------------------------------------------------------------------------

                                                                                     June 30,
                                                               March 31,     ------------------------
                                                                  2001          2000          1999
                                                              -----------    ----------    ----------
         Receivables and accrued interest (b), (h)            $ 1,956,117    $1,405,285    $1,048,767
         Allowance for doubtful accounts (b)                   (1,956,117)           -             -
                                                              -----------    ----------    ----------
         Net receivable                                       $        -     $1,405,285    $1,048,767

     (a) Pursuant to a lease dated December 31, 1995 and until January 10, 2001, the Company leased and occupied space in Shady View I & II, office and commercial facilities located in Eden Prairie, MN, from GRAMPI. The general partner of GRAMPI is TimeMasters, Inc. One of the limited partners of GRAMPI is the Masters Trust I, of which Ralph Rolen, a former director of the Company, was Trustee at the time of the lease "negotiations," and of which the minor children of Masters are the beneficiaries. Other limited partners appear to include Masters' second wife, Masters and his third wife (as joint tenants), as well as Masters' brother and his brother's spouse and children. In 1995, the Company retained the services of an outside law firm as well as an independent commercial real estate brokerage firm in negotiating the lease.

          The Company leased 178,774 square feet of space under the GRAMPI lease that had an initial term of fifteen years (expiring December 31, 2010). The Company had no renewal option under the lease. The base rate escalated periodically over the term of the lease. The lease also obligated the Company to pay various annual expenses.

          The current Board has subsequently learned of potential problems with that transaction and the fairness of the lease itself, and reviewed the entire transaction. The results of this review are the basis for the litigation described under "Pending Litigation."

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

          The Company stated in prior SEC filings that all three notes are secured by a Deed of Trust encumbering certain real property located in the state of Montana that is owned by GRAMPI. The Company learned in November 2000 that the Deed of Trust provided by Mr. Masters to secure these loans was defective because it was never recorded and the land was not owned by GRAMPI, but rather by another entity controlled by Mr. Masters.

          In October 2000, the Board of Directors approved a loan to GRAMPI for $430,000 to be paid back during calendar 2001 or as approved by the Board of Directors. This loan bears interest at the rate imputed by the U.S. Internal Revenue Service for loans between related parties. This loan is guaranteed by Mr. Masters personally. The restructuring and other unusual charges include a write off of $1,925,369, which represents the receivables from Mr. Masters and the entities that he controls. The Company has not recorded any additional accrued interest in the quarter ended March 31, 2001, but continues to calculate interest charges. At March 31, 2001, total principal and accrued interest due from Mr. Masters and the entities that he controls was $1,956,117. The Company intends to vigorously pursue all means to collect this balance and all future interest.

     (c) Fiscal 1998 expense represents interest paid to GRAMPI for past due rent payments.

     (d) "The Clubhouse," a guest house located on Bryant Lake, in Eden Prairie, MN is owned by Mr. Masters and/or Masters Trust I and/or Melvin L. Masters and/or Jessica Lee Tran-Masters (Mr. Masters' spouse) and/or TMI and/or GRAMPI.

     (e) The Company also used the services of a travel agency that was controlled by Mr. Masters. The travel agency relationship was terminated in fiscal 2000.

     (f) The Company purchased hardware and software from TMI in 2000, 1999, and 1998 related to a wireless voice system.

     (g) The Company regularly used an airplane that is owned by Global Mountain Air, a company owned or controlled 100% by Mr. Masters. The Company was charged $430 per hour for flight time. In addition, the Company also incurred operating expenses for fuel, flight services and airport fees directly, which is not included in the above table. The Company also paid JW Aviation, a Company that may or may not be related to Mr. Masters, for pilot services at a daily rate of $376 for flight days, and a daily rate of $330 for non-flight days during fiscal 2000.

     (h) The Company also performed services for, and paid various amounts on behalf of, TMI. The receivable from TMI of $206,711 at June 30, 1999 was combined with additional indebtedness into the $472,977 note described in (b).

     (i) Mr. Masters' current spouse, Jessicca Lee Tran-Masters, was paid for "consulting services" through a company that she owns called NetForm, Inc. Payments began in May 1999, at a monthly rate of $5,000. The Company paid to NetForm $60,000 in fiscal 2000 and $25,000 in the six months period ending December 30, 2000. Current management has looked for, but has been unable to locate, a contract specifying the work to be performed or the length of service. Current management also has looked for, but not found, any tangible evidence of any work product produced by NetForm, Inc. and/or Ms. Tran-Masters in this "consulting" role. Current management and the Board of Directors were not informed that NetForm was owned by Ms. Tran-Masters or that payments were being made to NetForm.

     (j) Masters' second wife, Nancy Sawyer, was an employee of the company. Under the divorce decree between Sawyer and Masters, Masters does not have to pay any alimony to her as long as she is employed with the Company. Subsequent to the separation of Sawyer and Masters, but before the divorce was final, Sawyer's base salary was increased by Masters from $58,000 to $100,000. At the time of this salary increase, Sawyer was the Secretary and Assistant Treasurer, a position she subsequently resigned. The Company investigated this, as well as allegations that Sawyer went long stretches of time doing little or no Company business while drawing this salary. (See, Pending Litigation.) Masters is also personally obligated to pay health club and educational expenses for Ms. Sawyer under their divorce decree. Those expenses were paid by the Company. These payments are not included in the above table.


5. Supplemental disclosure of cash flow information and non-cash financing activities -

                                                             Nine Months Ended
                                                           --------------------
                                                           March 31,   April 2,
                                                             2001        2000
                                                           ---------   --------
      The Company paid and received cash for the
        following items:
          Interest paid                                    $183,863    $151,099
          Financing transactions not affecting cash:
               Capital lease obligations                         -       33,150


6.   Pending Litigation-

     Grampi Litigation.
     ------------------
     In January 2001, the Company and a wholly owned subsidiary commenced an action in Hennepin County District Court against the Company's former CEO, Mr. Masters, and GRAMPI (Grandchildren's Realty Alternative Management Program I Limited Partnership, a limited partnership controlled by Mr. Masters.) The action seeks, among other things, to void the subsidiaries lease of space in a business complex owned by the limited partnership, on the grounds that the lease was unfair, unreasonable, and unduly benefited Masters, in violation of Masters' fiduciary duties to the Company and its subsidiary. The action also seeks the return of the profits realized by Masters as a result of his self-dealing regarding the purchase of the business complex, the lease, and other real estate transactions with the Company and its subsidiaries. In March 2001, GRAMPI asserted a counterclaim against the Company for breach of the lease contract, claiming "the amount GRAMPI is entitled to recover [for this breach] exceeds $9 million." Masters also asserted a personal counterclaim at that time for breach of an alleged employment contract with the Company. Masters has subsequently stipulated to dismiss that counterclaim and to file it in the Masters litigation described in the next paragraph. The Company intends to vigorously pursue the action to completion. The court has issued a scheduling order, with a discovery cut off date of July 10, 2001. No trial date has been set by the court.

     Masters & Weill Litigation.
     ---------------------------
     On December 1, 2000, Melvin L. Masters, purporting to act both individually and derivatively on behalf of the Company, filed an action in Hennepin County District Court, Fourth Judicial District, State of Minnesota, against the Company and certain of its directors, Edward S. Adams, Timothy
     R. Duoos and Roger Wikner. Mr. Masters' Complaint alleged breach of fiduciary duty, corporate waste and violations of the Minnesota Business Corporation Act and requested certain injunctive relief. On December 5, 2000, the Court denied Mr. Masters' motion for a temporary restraining order. The Company thereafter asserted counterclaims against Mr. Masters seeking to recover damages arising from his alleged breach of fiduciary duty, wrongful use of corporate assets and failure to repay personal loans from the Company. At a second hearing held on January 5, 2001, the Court denied Mr. Masters' renewed motion for a temporary injunction. After the Company and the director defendants filed motions to dismiss Mr. Masters' Complaint, Mr. Masters stipulated to the dismissal of his claims, which were dismissed by the Court on February 12, 2001. The Company's counterclaims against Mr. Masters remain pending Masters has stipulated to file the personal counterclaim he asserted against the Company in the GRAMPI litigation to this proceeding. Masters' personal counterclaim, as filed in the GRAMPI litigation, seeks damages for breach of an alleged five-year employment contract between Masters and the Company.

     On December 22, 2000, Susan Weill, Douglas and Mary Nelson, George Madill, Christopher L. Riedel and Michael S. Wiskus filed an action in Hennepin County District Court, Fourth Judicial District, State of Minnesota, against the Company and certain of its directors, Melvin L. Masters, Edward
     S. Adams, Timothy R. Duoos and Roger Wikner. Plaintiffs' claims are allegedly brought on behalf of themselves, on behalf of purported classes of persons owning stock and stock options of the Company, and derivatively on behalf of the Company. Plaintiffs' Complaint largely mimicked the Masters' Derivative Complaint, and alleged breach of fiduciary duty, corporate waste, breach of contract and violations of the Minnesota Business Corporation Act and requested certain injunctive relief. On January 5, 2001, the Court denied plaintiffs' motion for a temporary restraining order. On January 10, 2001, plaintiff Michael S. Wiskus dismissed his claims. The Company and defendants Adams, Duoos and Wikner filed motions to dismiss the remainder of the Complaint. Plaintiffs' stipulated to a dismissal of their complaint before the Court could rule on these motions.

     Kittrell Litigation.
     --------------------
     In August 2000, the Company and a wholly-owned subsidiary commenced suit against Jaffray Communications, Inc., doing business as Vitesse Networks, Inc. ("Vitesse") and its former President and COO Mark Kittrell in Hennepin County, Minnesota District Court. The lawsuit alleges that Mr. Kittrell violated his agreement not to compete against VirtualFund and its subsidiaries and that he, contrary to his contractual promises, recruited RSPNetwork employees to Vitesse and its subsidiaries. The suit also alleges that Vitesse interferred with the contractual rights of RSPNetwork that prevented Mr. Kittrell from: (a) competing against it and VirtualFund; and
     (b) recruiting employees of RSPNetwork and VirtualFund. Finally, the suit alleges certain securities law violations and misrepresentations by Mr. Kittrell in connection with the conversion and sale of VirtualFund stock. In connection with this lawsuit, Mr. Kittrell made a demand for arbitration, alleging breach of contract and breach of implied covenants of good faith and fair dealing. Kittrell and the Company had filed cross motions in the trial court regarding an arbitration clause in one of the contracts at issue in the case. Prior to the Court hearing these motions, Kittrell and the Company agreed to arbitrate the disputes between them. The suit against Vitesse remains pending in the trial court, a current trial date of October 22, 2001. VirtualFund and RSPNetwork intend to vigorously pursue and defend these allegations as to Kittrell and to pursue its claims against to Vitesse.

     Manugistics Litigation.
     -----------------------
     This matter commenced December 5,2000, in United States District Court for the District of Maryland, Northern District. Manugistics is alleging breach of contract. The Company filed a Counterclaim for Rescission and Declaratory Judgment in early February 2001 that the alleged contract is not valid. The Company has requested that the Court impose a constructive trust over the $2,500,000 Manugistics received on November 22, 2000. It has alleged that Manugistics is guilty of conversion and has been unjustly enriched. It also seeks a declaratory judgment that the contract is null and void, or that the Court rescind the contract, ab initio. The Company intends to vigorously defend and prosecute these matters.

     Metiom Litigation.
     ------------------
     This matter commenced in February 2001, in the United States District Court for the District of Minnesota. VirtualFund sued Metiom seeking a declaratory judgment that Metiom breached a September 29, 2000 Software Licensing Agreement by failing to timely deliver "ConnectTrade" software to it. A few days later, Metiom filed a suit against VirtualFund in the United States District Court for the District of New York, alleging that VirtualFund breached the September 29, 2000 Software Licensing Agreement and seeking $1,250,000, plus interest at 1% per month. Metiom claims that jurisdiction over the parties claims is proper in New York, and has stated it will move before the Minnesota court to transfer the action to New York. VirtualFund intends to vigorously pursue its claims against Metiom, and to vigorously defend the allegations made by Metiom against it.

     Former Officer Litigation.
     --------------------------
     In February 2001, the Company commenced an action in Hennepin County District Court against Timothy N. Thurn, Nancy Sawyer (formerly Nancy Sawyer Masters), and Danny J. Vatland. The case is assigned to Judge Gary Larson. The Company seeks money damages against the defendants for breaches of their employment agreements and/or their fiduciary duties. Moreover, VirtualFund seeks to have the court declare that the defendants breached their respective employment agreements and are therefore not entitled to any further compensation or benefits under those agreements and that these agreements are rescinded. The Company claims that Defendant Thurn violated his contractual and/or fiduciary duties as Chief Financial Officer and/or Treasurer of the Company, one of the violations being the transfer of $2.5 million to Manugistics on November 21, 2000, even though he was aware or should have been aware that the Company's Board had restricted Masters' authority to enter into the transaction with Manugistics. Defendant Sawyer is claimed to have breached her duties as former Secretary/Assistant Treasurer and most recently as Vice-President of Operations, amongst others, by receiving excessive unapproved compensation, failing to disclose contracts and transactions that were contrary to the Company's interest, and failing to perform the tasks and duties of her position due to excessive, unexplained absenteeism. The Company claims that Defendant Vatland as Vice President of Advanced Technology Development and/or Chief Technology Officer breached his duties because he failed to disclose and furthered contracts and transactions by corporate officers and/or directors that were contrary to the Company's interest, and because he furthered the use of corporate funds and/or assets which were not in furtherance of the Company's interest and were not authorized or in contravention of directives issued or restrictions placed by VirtualFund's Board. All defendants denied the Company's claims and raised various counterclaims, including counterclaims for severance payments, breach of contract and violation of the Workers Adjustment Retraining Notification Act. Messrs. Vatland and Thurn have claimed to be entitled to 12 months severance pay and Ms. Sawyer claims to be entitled to 36 months of severance pay. Mr. Vatland further contends he is entitled to $75,000 per year of pay covering a period of time after he voluntarily had his base compensation reduced from $250,000 to $175,000. The parties have agreed to attempt to mediate their differences, and have individual mediation sessions set for the end of May. Pursuant to the court's current scheduling order, discovery is to be completed in full on or before October 19, 2001. The trial is currently set for March 4, 2002.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

We desire to take advantage of the "safe harbor" provisions contained in the Private Securities Litigation Reform Act of 1995 (the "Act"). This Form 10-Q and our filings with the Securities and Exchange Commission in general contain statements, which are intended as "forward-looking statements" within the meaning of the Act. The words or phrases "expects," "will continue," "is anticipated," "we believe," "estimate," "projections," "hope," or expressions of a similar nature denote forward-looking statements. Those statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or results presently anticipated or projected. Those risks and uncertainties include those discussed in this Form 10-Q. We wish to caution you not to place undue reliance on forward-looking statements. The factors listed in this Form 10-Q have affected our performance in the past, and could affect our future performance as well. Those factors include, but are not limited to, the risk that our recent restructuring efforts will fail to successfully reorganize and redirect our operations; the risk that we will be delisted from Nasdaq; the risk that current and potential litigation expenses and potential awards against us will have a material adverse affect on our financial performance and on our current board of directors and management composition; and risks related to recent and expected losses. The following risk factors are not all inclusive and do not describe many significant risks associated with us at this time. Anyone deciding to invest in our common stock will take on financial risk. In deciding whether to invest, you should carefully consider the factors included in this Form 10-Q and other information publicly available to you. Investors are strongly cautioned to examine our recent Securities and Exchange Commission filings and press releases for more information regarding the company.

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

On December 19, 2000 the Chairman of the Board and Chief Executive Officer, Mr. Melvin Masters was terminated. This Board of Directors action was the result of events described in various press releases beginning November 23, 2000 and filed with the SEC as a form 8-K on December 8, 2000. Specifically, "On November 20, 2000 the Board of Directors learned that Masters, without authorization and in defiance of explicit instructions form the Board, had signed the Manugistics agreement and initiated a wire transfer to Manugistics for $2.5 million."

In December 2000, the Company's Board of Directors implemented a restructuring plan that included abandoning the development of the B2BX platform and the CEO's strategy to focus on Supply Chain Management software integration. In connection with the restructuring process, the Company recorded restructuring and other unusual charges of $11,468,041 in the quarter ended December 30, 2000 and $2,058,035 in the quarter ended March 31, 2001. The additional charge recorded in the quarter ended March 31, 2001 includes legal defense costs of $1.3 million in accordance with the Company's policy to expense such charges as incurred. During the March 2001 quarter, as we have disposed of assets related to the B2Bxchange business, and reviewed leases related to the restructuring, it became apparent that market conditions are less favorable than previously estimated in December 2000, and as a result, additional restructuring accruals have been recorded.

 Year-to-date restructuring charges are as follows:

                                                            Additional
                                              Amount        Provisions
                                              Charged       Made in the                                     March 31,
                                               As of        March 2001        Asset          Amount            2001
                                           Dec. 20, 2000      Quarter       Write off         Paid           Accrual
                                           -------------    -----------    -----------    ----------     -----------
      a) Product discontinuance             $ 5,092,469     $  476,058     $1,916,854     $3,202,853       $  448,820
      b) Employee separation costs            3,440,836      1,476,985        206,884      3,518,730        1,192,207
      c) Allowance for doubtful accounts      1,927,833         (2,464)     1,925,369             -                -
      d) Facilities costs                     1,006,903        107,456         89,211        370,942          654,206
                                            -----------     ----------     ----------     ----------       ----------
                                            $11,468,041     $2,058,035     $4,138,318     $7,092,525       $2,295,233
                                            ===========     ==========     ==========     ==========       ==========


On January 18, 2001, the Company announced the appointment of Douglass Coy as the interim CEO. On April 30, 2001 Douglass Coy resigned as interim CEO, and has been replaced by Monte S. Johnson.

Results of Operations

Net Sales. Net sales were $1.5 million for the quarter ended March 31, 2001 compared to $1.6 million for the quarter ended April 2, 2000. The following table sets forth net sales by product line expressed in thousands and as a percent of net sales:

                               Quarter Ended              Quarter Ended
Net Sales                      March 31, 2001             April 2, 2000
                           --------------------     ------------------------

Product Sales               $ 546         36.8%     $  578             35.3%
Professional Services         937         63.2       1,058             64.7
                           -------       -----      ------            -----
Total Net Sales            $1,483        100.0%     $1,636            100.0%
                           =======       =====      ======            =====


Gross Margins. Gross margins were 27.8% for the quarter ended March 31, 2001 compared to 22.1% in the quarter ended April 2, 2000. The improvement in gross margins was primarily a result of a decrease in VAR product sales which have lower margins and improved margins on the hosting / access product, and a reduction in some 24 hour remote support services offered that were generating low margins.

Sales and Marketing. Sales and marketing expenses for the quarter ended March 31, 2001 were $154,000 compared to $717,000 in the quarter ended April 2, 2000. The decrease in sales and marketing costs is the result of the restructuring plan implemented in the December 2000 quarter that included headcount reductions and the termination of all B2Bxchange marketing expenditures.

Research and Development. Research and development expenses for the quarter ended March 31, 2001 were $198,000 compared to $741,000 for the quarter ended April 2, 2000. The decrease in research and development costs was primarily attributable to the restructuring plan implemented in the December 2000 quarter that included headcount reductions and the termination of all development related to the B2Bxchange product. Research and development expenses included $80,000 incurred in January 2001 by employees hired by the Company in the October 2000 acquisition of Rymatics Software, LLC. The employment of those individuals has been terminated, and no additional costs will be incurred. The March 2001 quarter also included expenses of approximately $100,000 related to the StorageVault.net product that was launched in January 2001. To date, all software development costs have been expensed in the period incurred.

General and Administrative. General and administrative expenses for the quarter ended March 31, 2001 were $674,000 compared to $2.0 million in the quarter ended April 2, 2000. The decrease in general and administrative costs is a result of the restructuring plan implemented in the December 2000 quarter that included headcount reductions, the termination of all activities related to B2Bxchange, and the elimination of facility related expenses.


Goodwill Amortization. There was no goodwill amortization for the quarter ended March 31, 2001 compared to $574,000 for the quarter ended April 2, 2000. In the fourth quarter of fiscal 2000, management conducted a regular impairment assessment of the goodwill resulting from the December 1998 acquisition of K&R Technical Services, Inc. d/b/a/TEAM Technologies. Management concluded from its fourth quarter impairment assessment that the discounted expected future cash flows from the acquired operations would be insufficient to recover the carrying amount of goodwill and recorded a $7.8 million non-cash charge to operations.

Other Income and Expense. Interest income was $171,000 for the quarter ended March 31, 2001 compared to $26,000 for the quarter ended April 2, 2000. The increase in interest income was primarily attributable to the investment of cash proceeds from the sale of the DGBU, which occurred on June 13, 2000. Interest expense was $32,000 for the quarter ended March 31, 2001 compared to $77,000 in the quarter ended April 2 2000.

Income Taxes. We incurred a net loss for the quarter ended March 31, 2001. We have recorded a valuation allowance for all of our deferred tax assets, as it may not be realized due to lack of sufficient taxable income.


Liquidity and Capital Resources

At March 31, 2001, the Company had cash and cash equivalents of $10.5 million, a decrease of $29.2 million from June 30, 2000.

Operating activities consumed cash of $20.3 million during the nine months ended March 31, 2001 compared to net cash provided by operations of $1.7 for the same period one year ago. Net cash used in operating activities for the nine months ended March 31, 2001 consisted primarily of a $22.7 million net loss, $6.4 million of which was comprised of non-cash asset write downs and accruals relating to the restructuring process.

Net cash used in investing activities was $899,000 for the nine months ended March 31, 2001 compared to $1.6 million for the same period one year ago. Net cash used in investing activities for the nine months ended March 31, 2001 primarily resulted from net additions to property and equipment.

Net cash used in financing activities was $7.9 million for the nine months ended March 31, 2001 compared to $196,000 in the same period one year ago. In the nine months ended March 31, 2001, cash of $6.0 million was used in the Company's stock repurchase program, while the exercise of stock options generated proceeds of $932,000 in the same period one year ago. Repayment of notes issued in the acquisition of K&R Technical Services, Inc. used $1.6 million in the nine months ended March 31, 2001.

The Board of Directors is currently evaluating the Company, and believes that the reduction in operating costs achieved from the restructuring process implemented in December 2000, combined with analysis of the future strategic direction will allow the Company to meet its obligations through the next twelve months.

Due to the Company's recent low stock prices, the Company's common stock may be delisted from Nasdaq due to a failure to meet Nasdaq per share price criteria. If the Company's stock is delisted for any reason, you would find it difficult to dispose of the Company's common stock. In addition, the Company's ability to obtain additional financing through the issuance of common stock or securities convertible into common stock could be adversely affected.

The Company incurred a net loss of $2,655,855 for the quarter ended March 31, 2001, and has an accumulated deficit of $30,879,708 as of March 31, 2001. The Company expects to incur losses for the remainder of its current fiscal year. There can be no assurance that the Company will not incur additional losses for a longer period, will generate positive cash flow from its operations, or that the Company will attain or thereafter sustain profitability in any future period. To the extent the Company continues to incur losses or grows in the future, its operating and investing activities may use cash and, consequently, such losses or growth will require the Company to obtain additional sources of financing in the future or to reduce operating expenses.


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

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company filed its definitive Proxy Statement on April 6, 2001. The Company will hold a Special Shareholders' Meeting on May 18, 2001. The item submitted to the Shareholders for a vote is whether Mr. Masters should be removed as a director of the Corporation.

ITEM 5:  OTHER INFORMATION

The Company has accepted Roger Wikner's resignation from the Board. The Board commended Mr. Wikner for his service to the Company. Tim Duoos, currently a Director, has assumed Mr. Wikner's former role as Chairman. Edward Adams, also currently a Director, will serve as Vice Chairman.

In addition, a number of changes have been made recently to the Company's management. Effective May 1, 2001 Monte S. Johnson has been named as the Company's new interim Chief Executive Officer. Mr. Johnson, an MBA and CPA, was the Chief Financial Officer and Senior Vice President of Pro Staff Personnel Services prior to joining VirtualFund. Previously he served as Director of Business Development and Mergers & Acquisitions at Honeywell, Inc. Prior to that Mr. Johnson was a Senior Manager at Deloitte & Touche International. Mr. Johnson replaces Mr. Doug Coy who has resigned and had been serving in the same role the past few months. Mr. Mike Coughlin, who had been serving in the role of Chief Financial Officer, has also resigned. His duties have been reassigned within the Company.

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Listing of Exhibits

          99.1. Cautionary Factors Under Private Securities Litigation Reform Act of 1995.

     (b) Reports on Form 8-K: The Company filed a Form 8-K on January 22, 2001 to report a scheduled date for a special meeting of shareholders, that the Board of Director's elected Roger Wikner as Chairman of Board and that the Board of Directors appointed Douglass E. Coy as acting CEO; a Form 8-K on February 15, 2001 to report that former VirtualFund CEO Masters cancels meeting of Shareholders set for February 12, 2001 and that the Company reaffirmed April Meeting; a Form 8-K on March 21, 2001 to report its second quarter results and also provided certain information regarding its investigation of Mel Masters and transactions with Mr. Masters and his related parties, the reduction in the book value of receivables from Mr. Masters and assets impaired by the Company's restructuring, its reservation and accrual of items relating to pending or threatened litigation, certain accounting procedures, charges and expenses relating to its restructuring, write-downs and accruals, potential costs and liabilities not reflected on its most recent Financial Statements, and ongoing litigation; and a Form 8-K/A to amend the Form 8-K filed March 21, 2001 to include required information related to the Company's proxy solicitation in connection with the special meeting of shareholders.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


VIRTUALFUND.COM, INC.


/s/ Monte S. Johnson
----------------------------------
Monte S. Johnson
Interim Chief Executive Officer


/s/ Monte S. Johnson
----------------------------------
Monte S. Johnson
Chief Financial Officer and Principal Accounting Officer


Dated:  May 15, 2001