Form 10-K
period 2001-06-30
VIRTUALFUND COM INC
filed 2002-12-20
CIK 857470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________.

Commission file number:  0-18114

VirtualFund.com, Inc.

(Exact name of registrant as specified in its charter)

Minnesota	41-1612861
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

13911 Ridgedale Drive, Suite 477, Minnetonka, Minnesota  55305
(Address of principal executive office, including zip code)

Registrant’s telephone number, including area code:  (952) 345-0480

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.01 par value per share

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐   No ☒

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

The aggregate market value of the Common Stock held by nonaffiliates of the Registrant as of November 14, 2002 was approximately $995,687 based upon the closing price of the Registrant’s Common Stock on such date.

There were 15,203,617 shares of Common Stock outstanding as of November 14, 2002.

DOCUMENTS INCORPORATED BY REFERENCE

None

PART I

ITEM 1.  BUSINESS

VirtualFund.com, Inc., referred to as “VirtualFund,” “VFND,” “the Company,” “Management,” “us,” “our,” and “we” in this Form 10-K, was incorporated under the laws of Minnesota as Acquerre Corporation in April 1988.  After various name changes, the Company changed its name to VirtualFund.com, Inc. on April 3, 1998.

The Company formerly operated two business segments: the Digital Graphics Business Unit (“DGBU”) and the Internet Services Business Unit (“ISBU”):

•                  The DGBU—comprised of ColorSpan Corporation, its subsidiaries and Kilborn Photo Products, Inc.—designed, manufactured, marketed and sold wide-format digital color printers, print servers, color management software, inks and specialty-coated media for graphic arts professionals.

•                  The ISBU, started in fiscal 1999, designed and developed technology solutions for the Internet-based B2B economy.  ISBU products and technologies targeted Small businesses, Middle-market companies and Enterprise workgroups (“SME companies”).  The ISBU was divided into two operating groups, the Venture Resource Group and the Commerce Environment Operating System.  Venture Resource Group included two subsidiaries wholly owned by VFND: (i) B2BXchange, Inc. (“B2BXchange”) (this subsidiary was formed in fiscal year 2001 after the initial product debut in October 1999) and (ii) RSPNetwork, Inc. (“RSPNetwork”).  The ISBU also included short-lived activities related to Rymatics Software, LLC and a company called Manugistics.

In June 2000, the Company sold the DGBU, the principal source of its revenue, to MacDermid Graphic Arts (“MacDermid”), a wholly owned subsidiary of MacDermid Incorporated, for $45.8 million. Following the sale, Melvin Masters (“Masters”), who was at that time the Company’s CEO, told the Board of his intent to use the proceeds from that sale to change the Company’s business strategy and build a business-to-business exchange (“B2BXchange”) capability for small and medium-sized companies.  Over the next six months, Masters attempted to implement this plan.  In December 2000, as a result of an evaluation of Masters’ business plan by respected independent consultants, the Board decided in December 2000 to abandon the B2BXchange strategy.

On July 23, 2001, the Company became a party to an Asset Purchase Agreement between RSPNetwork, Inc. (“RSPN”), the Company (as sole shareholder of RSPN), and RSP Acquisitions, LLC.  Pursuant to the Asset Purchase Agreement, RSPN sold substantially all of its assets and business to RSP Acquisitions, LLC for a purchase price consisting of the assumption of certain liabilities and payments of up to $1,000,000 based on an earn out formula.

Currently, the Company is not operating as a revenue-generating business, but is examining various potential business acquisitions and other options for utilization or distribution of its assets.

The Company currently has no employees, and is being managed by a consultant who reports to the Chairman and the Vice-Chairman.

ITEM 2.  DESCRIPTION OF PROPERTY

As of September 30, 2001 we leased an aggregate of 7,420 square feet of office space in Eden Prairie, Minnesota, which was not from a related party.  The monthly base rent for this space was $11,748.  This lease was for two years, and was not renewed after it expired on April 30, 2002.

We also leased 6,435 square feet of warehouse space located at 6815-25 Shady Oak Road, Eden Prairie, Minnesota, which is not from a related party.  This property was subleased to MacDermid through September 30, 2001.  This lease, which calls for a base monthly rent of $3,590, expires on March 31, 2003.  Beginning October

2001, we subleased the property to a third party, under the same terms and conditions as contained in the original lease.

During fiscal 2001, the leases for property in Santa Clara, California, San Jose, California, and Chicago, Illinois were terminated with no remaining obligations to the Company.

In July 2001, our lease commitment in Cedar Falls, Iowa was assigned to the acquirer of the RSPNetwork business.

As of September 30, 2001 we were involved in legal proceedings regarding the office and warehouse space we occupied until January 2001 in Eden Prairie and regarding premises previously leased by us in Montana.  These legal proceedings were  resolved in March 2002.  See Item 3, Legal Proceedings.

ITEM 3.  LEGAL PROCEEDINGS

Kittrell Litigation

In August 2000, the Company and a wholly owned subsidiary commenced suit against Jaffray Communications, Inc., doing business as Vitesse Networks, Inc. (“Vitesse”), and the Company’s former President and COO Mark Kittrell in Hennepin County District Court in the State of Minnesota. The lawsuit alleged that Mr. Kittrell violated his agreement not to compete against VirtualFund and its subsidiaries and that he, contrary to his contractual promises, recruited RSPNetwork employees to Vitesse and its subsidiaries. The suit also alleged that Vitesse interfered with the contractual rights of RSPNetwork that prohibited Mr. Kittrell from: (a) competing against it and VirtualFund; and (b) recruiting employees of RSPNetwork and VirtualFund. Finally, the suit alleged certain securities law violations and misrepresentations by Mr. Kittrell in connection with the conversion and sale of VirtualFund stock.  In connection with this lawsuit, Mr. Kittrell made a demand for arbitration, alleging breach of contract and breach of implied covenants of good faith and fair dealing. Kittrell and the Company had filed cross motions in the trial court regarding an arbitration clause in one of the contracts at issue in the case. Prior to the Court hearing these motions, Kittrell and the Company agreed to arbitrate the disputes between them, and the Company placed $2,000,000 with an escrow agent.  The suit against Vitesse was settled with Vitesse agreeing to pay $10,000 to VirtualFund, and both parties to the suit agreeing to drop all further claims.  The suit against Kittrell went to arbitration in January 2002, with Kittrell prevailing.  The arbitrator awarded Kittrell, net of certain offsets, $2,708,073.  Under terms of the final settlement, the Company paid Kittrell $2,137,547, transferred to him the rights to future earn out payments due the Company under terms of an Asset Purchase Agreement dated July 23, 2001 between VirtualFund.com, Inc. and RSP Acquisitions, LLC (see Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS), and also transferred to Kittrell 400,000 shares of Muller Media common stock having a book value of $60,188.

Ryan Litigation

In September 2000, former Executive Vice President Thomas Ryan brought a lawsuit in Hennepin County District Court against the Company and its former subsidiary, Colorspan Corporation, alleging that he is entitled to severance payments and performance options based upon an employment agreement with Colorspan.  Mr. Ryan sought damages of $175,000 in addition to performance options and attorney fees.  The matter was tried before a jury, and on October 2, 2001 the jury entered a verdict in favor of the Company.  Ryan is pursuing an appeal.

Manugistics Litigation

In November, 2002, contrary to explicit instructions received from the majority of the Board of Directors, Masters signed—on behalf of the Company—a software licensing agreement with Manugistics, and initiated the wire transfer of an initial payment in the amount of $2.5 million to Manugistics.  The Company refused to honor the contract, alleging that Manugistics was aware of Masters acting outside of his powers and authorities when signing the contract and wiring the money.  Manugistics commenced an action against the Company in federal court in Maryland on December 5, 2000, alleging breach of contract. The Company filed in early February 2001 its Answer and Counterclaims for Rescission and Declaratory Judgment that the alleged contract was not valid. The Company requested on November 22, 2000 that the Court impose a constructive trust over the $2.5 million paid to Manugistics. It alleged that Manugistics was guilty of conversion and was unjustly enriched. It also sought a declaratory judgment that the contract was null and void, or that the Court rescind the contract, ab initio.  The parties settled the litigation on July 6, 2001 with Manugistics paying $1,300,000 back to the Company.  The parties agreed to mutually and completely release each other from any further claims.

Feltl Litigation

In November 2000, Masters and Grandchildren’s Realty Alternative Program I, L.P. (“GRAMPI”) attempted to convey to John E. Feltl certain real estate that subsequently became subject to litigation (see Montana Litigation below).  The Company joined Feltl as defendant in the Montana Litigation, claiming that the conveyances were fraudulent.  The Company’s claims against Feltl were relinquished under terms of the Global Settlement Agreement reached with Masters on March 11, 2002 (see below).

Masters Litigation

On December 1, 2000, Masters, purporting to act both individually and derivatively on behalf of the Company, filed an action in Minnesota state court against the Company and three (3) of its directors, Edward S. Adams, Timothy R. Duoos and Roger Wikner. Masters’ complaint alleged breach of fiduciary duty, corporate waste and violations of the Minnesota Business Corporation Act and requested that the Court act to temporarily restrain the defendants from (i) selling shares of the Company or its subsidiaries, (ii) terminating or changing the job description of any employee of the Company, (iii) selling assets of the Company or its subsidiaries except in the ordinary course of business, (iv) materially changing any business relationship of the Company, (v) interfering with Masters’ scheduling of a shareholders’ meeting to elect new directors or remove all directors with the exception of Masters and Steve Fisher, (vi) diminishing the global operating performance of the Company’s web site, and (vii) preventing employees or directors from communicating with Masters. Moreover, Masters wanted to be allowed to remove his personal property from the Company’s premises. On December 5, 2000, the Court denied Masters’ motion for a temporary restraining order in its entirety. The Company thereafter asserted counterclaims against Masters seeking to recover damages arising from breach of fiduciary duty, wrongful use of corporate assets and failure to repay personal loans Masters had received from the Company. At a second injunction hearing held on January 5, 2001, the Court denied Masters’ renewed motion for a temporary injunction. After the Company and the director defendants filed motions to dismiss Masters’ complaint, Masters stipulated to the dismissal of his claims. The Court dismissed his derivative claims with prejudice on February 12, 2001 and any personal claims were dismissed without prejudice.  The Court entered a judgment against Masters regarding the repayment of personal loans; the Company agreed to release Masters from this judgment under terms of the Global Settlement Agreement dated March 11, 2002 (see below).

Montana Litigation

On December 18, 2000, the Company filed an action in Montana state court against Melvin Masters and two other entities affiliated with Melvin Masters. The Company asserted that Masters and/or GRAMPI, a Minnesota limited partnership controlled by Masters, purported to grant a security interest to the Company in Montana properties actually owned by another Master’s affiliate, Masters Trust I. The Deed of Trust necessary to create the security interest was never recorded. The complaint sought a declaration that the Company has a security interest in 3 parcels of real property owned by the Masters’ affiliate. This action was dropped under terms of the Global Settlement Agreement dated March 11, 2002 between the Company and Masters (see below).

GRAMPI Litigation

On January 10, 2001, the Company and a wholly owned subsidiary commenced an action in Hennepin County District Court in Minnesota against Masters and GRAMPI. The action sought, among other things, to void the subsidiary’s lease of space in a business complex owned by GRAMPI, on the grounds that the lease was unfair, unreasonable, and unduly benefited Masters, in violation of Masters’ fiduciary duties to the Company and its subsidiary.  The action also sought the return of any profits realized by Masters as a result of his self-dealing regarding the purchase of the business complex, the lease, and other real estate transactions with the Company and its subsidiaries. In March 2001, GRAMPI asserted a counterclaim against the Company for breach of the lease contract.  The GRAMPI claims against the Company exceeded $9 million, and Masters asserted a personal counterclaim at that time for breach of an alleged employment contract with the Company.  Both the Company’s and Master’s actions were withdrawn under terms of the Global Settlement Agreement dated March 11, 2002 (see below).

Global Settlement Agreement—Masters

On March 11, 2002, the Company (VirtualFund.com, Inc. and ColorSpan Corporation) entered into a Global Settlement Agreement with Masters, TMI, GRAMPI, David Norlander—individually and as Trustee of and on behalf of Masters Trust I, Realty Settlement, LLC, and Jessica Tran-Masters.  The parties executed mutual and complete releases from any claims and judgments, thereby ending the legal proceedings summarized above (“Feltl,” “Masters,” “Montana,” and “GRAMPI”).  The Company agreed to convey to Masters or his designee all of the Company’s assets pertaining specifically and solely to B2BXchange, and pay to Masters or his designee $600,000, which included payment of Masters’ attorneys’ fees.  Masters, in turn, agreed to transfer, or cause to be transferred, to the Company all shares of VirtualFund stock and all warrants owned or controlled by Masters, GRAMPI, Masters Trust I, TimeMasters, any parent, sibling, spouse (whether current or future), child, or grandchild.

Wiskus Litigation

In January 2001, Michael S. Wiskus brought an action against the Company in Minnesota state court, Hennepin County, for breach of contract and promissory estoppel related to unpaid expenses incurred for the refurbishment of an aircraft, and early termination of a sponsorship agreement. This action was dropped by Wiskus on May 1, 2002, with the Company agreeing to pay Wiskus $95,000 in exchange for his release of all present and future claims against VirtualFund.com, Inc.

Metiom Litigation

In February 2001, the Company commenced an action in the United States District Court for the District of Minnesota against Metiom, Inc. (“Metiom”) seeking a declaratory judgment that Metiom breached a September 29, 2000 Software Licensing Agreement by failing to timely deliver “ConnectTrade” software to it.  A few days later, Metiom filed a suit against VirtualFund in the United States Bankruptcy Court for the Southern District of New York, alleging that VirtualFund breached the September 29, 2000 Software Licensing Agreement and seeking $1,250,000, plus interest at 1% per month. In April of 2002, the New York bankruptcy court denied Metiom’s motion for summary judgment. Prior to that, the Minnesota court denied Metiom’s claim of jurisdiction in New York.  The discovery period ended on April 30, 2002 although a motion was pending on VirtualFund’s request for more discovery.  In July of 2002, VirtualFund and Metiom reached a negotiated settlement.  Under terms of the confidential Settlement Agreement and General Release, the Company agreed to pay $365,000, and entered into a mutual release of all actions, causes of action, individual or class action claims or demands of any kind.

Thurn et al. Litigation

In February 2001, the Company commenced an action in Hennepin County District Court against Timothy N. Thurn, Nancy Masters Sawyer, and Danny J. Vatland. The Company sought money damages against the defendants for breaches of their employment agreements and/or their fiduciary duties. Moreover, VirtualFund sought to have the Court declare that the defendants breached their respective employment agreements and were therefore not entitled to any further compensation or benefits under those agreements and that these agreements are rescinded. The Company claimed that Defendant Thurn violated his contractual and/or fiduciary duties as Chief Financial Officer and/or Treasurer of the Company, one of the violations being the transfer of $2.5 million to Manugistics on November 21, 2000, even though he was aware or should have been aware that the Company’s Board had restricted Masters’ authority to enter into the transaction with Manugistics. Defendant Masters Sawyer was claimed to have breached her duties as former Secretary/Assistant Treasurer and most recently as Vice-President of Operations, amongst others, by receiving excessive unapproved compensation, failing to disclose contracts and transactions that were contrary to the Company’s interest, and failing to perform the tasks and duties of her position due to excessive, unexplained absenteeism. The Company claimed that Defendant Vatland as Vice President of Advanced Technology Development and/or Chief Technology Officer breached his duties because he failed to disclose and furthered contracts and transactions by corporate officers and/or directors that were contrary to the Company’s interest, and because he furthered the use of corporate funds and/or assets which were not in furtherance of the Company’s interest and were not authorized or in contravention of directives issued or restrictions placed by VirtualFund’s Board. All defendants denied the Company’s claims and raised various counterclaims, including counterclaims for severance payments, breach of contract and violation of the Workers Adjustment Retraining Notification Act. Messrs. Vatland and Thurn claimed to be entitled to 12 months severance pay and Ms. Masters Sawyer claimed to be entitled to 36 months of severance pay. Mr. Vatland further contended that he was entitled to $75,000 per year of pay covering a period of time after he voluntarily had his base compensation reduced from $250,000 to $175,000.  The Company settled all claims in June 2001.  In consideration for payments from the Company in the amounts of $157,500, $45,000, and $55,000, respectively, to Messrs. Vatland, Thurn, and Ms. Masters Sawyer, respectively, the parties mutually released each other from any further claims and agreed to execute a stipulation for dismissal with prejudice.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

In November 2000, VirtualFund suspended its then Chief Executive Officer, Melvin Masters, in connection with his actions regarding the B2Bxchange and the software licensing agreement with Manugistics.  Subsequently, the Board terminated Masters’ employment for cause and called a Special Meeting of the Company’s shareholders to remove Masters as director of the Company.

At the special meeting on May 18, 2001 Masters was removed from the Board of Directors with 9,317,864 shares cast in favor of Masters’ removal and 1,039,831 shares voted in favor of Masters’ retention.  The holders of 354,885 shares abstained from voting, and 4,918,824 shares were not voted.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s Common Stock was listed on the Nasdaq National Market under the symbol “VFND.”  Effective with the opening of business on August 16, 2001, the stock was delisted from the Nasdaq National Market for failure to maintain the minimum value of public float and minimum bid price required by Nasdaq for continued listing.  Subsequently, VirtualFund’s Common Stock was traded on the Over the Counter Bulletin Board (OTCBB) under the symbol “VFND.”  Effective with the opening of business on November 20, 2001, the stock was deleted from the OTCBB for failure to make the filings with the SEC as required under the Securities Exchange Act of 1934 within a thirty-day grace period.  The following table provides the high and low sales prices for the quarters indicated.  Quotations are based on information provided by IDD Information Services, Tradeline® on Lexis®.

	High	Low
July 1, 1999 to June 30, 2000
First quarter	$4.13	$1.14
Second quarter	6.38	1.22
Third quarter	11.50	4.63
Fourth quarter	5.88	1.56
July 1, 2000 to June 30, 2001
First quarter	2.91	1.78
Second quarter	2.91	0.50
Third quarter	0.25	0.12
Fourth quarter	0.39	0.09

On November 14, 2002 the highest bid price of the Common Stock was $0.07 per share.

As of November 14, 2002 there were 262 shareholders of record of the Company’s Common Stock (not including the owners of shares held in street name).

To date, the Company has paid no cash dividends to its shareholders.  The Company has no plans to pay cash dividends in the near future.

ITEM 6.          SELECTED FINANCIAL DATA

The statement of operations data set forth below for each of the years ended June 30, 2001, 2000 and 1999 and the balance sheet data as of June 30, 2001 and 2000 are derived from audited financial statements included elsewhere in this Form 10-K. The statement of operations data set forth below for the years ended June 30, 1998 and 1997 and the balance sheet data as of June 30, 1999, 1998 and 1997 are derived from audited financial statements which are not included in this Form 10-K.  All years prior to fiscal 2001 have been reclassified to reflect discontinued operations.  You should read the data set forth below in conjunction with the audited financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” appearing elsewhere in this Form 10-K.

	Fiscal Years Ended June 30,
	2001	2000	1999	1998	1997
	(In thousands, except per share amounts)
Statement of Operations Data:
Continuing Operations
Net Sales	$-0-	$-0-	$-0-	$-0-	$-0-
Cost of goods sold	-0-	-0-	-0-	-0-	-0-
Gross profit	-0-	-0-	-0-	-0-	-0-
Operating expenses:
Sales and marketing	-0-	-0-	-0-	-0-	-0-
Research and development	-0-	-0-	-0-	203	-0-
General and administrative	5,702	6,098	3,467	2,475	2,359
Nonrecurring and restructuring charges	7,762	-0-	-0-	-0-	-0-
Operating loss	(13,464)	(6,098)	(3,467)	(2,678)	(2,359)
Other income (primarily interest)	1,237	156	8	-0-	-0-
Loss from continuing operations before taxes	(12,227)	(5,942)	(3,459)	(2,678)	(2,359)
Income tax (provision) benefit	-0-	1,165	(4,627)	920	(1,289)
Loss from continuing operations	(12,227)	(4,777)	(8,086)	(1,758)	(3,648)
Income (loss) from discontinued operations, net of income taxes	(11,191)	(11,920)	263	3,599	(12,836)
Gain (loss) on sale of discontinued operations, net of income taxes	(588)	35,778	-0-	-0-	-0-
Net income (loss)	$(24,006)	$19,081	$(7,823)	$1,841	$(16,484)

Basic and diluted net income (loss) per common share:
Loss from continuing operations	$(.76)	$(.29)	$(.51)	$(.11)	$(.25)
Income (loss) from discontinued operations	(.70)	(.72)	.01	.23	(.90)
Gain (loss) on sale of discontinued operations	(.04)	2.17	-0-	-0-	-0-
Net income (loss) per common share	$(1.50)	$1.16	$(.50)	$.12	$(1.15)

Weighted average common shares outstanding	16,037	16,480	15,783	15,316	14,306

	June 30,
	2001	2000	1999	1998	1997
Balance Sheet Data:	(In thousands)

Cash and cash equivalents	$8,440	$39,534	$143	$5,011	$610
Net assets of discontinued operations	-0-	-0-	13,341	-0-	-0-
Total assets	11,605	42,197	10,841	26,843	22,357
Net liabilities of discontinued operations	2,061	2,270	-0-	9,480	9,195
Long-term debt, less current maturities	-0-	-0-	-0-	67	2,244
Stockholders’ equity:
Preferred	-0-	-0-	7,500	-0-	-0-
Common	4,128	33,074	5,944	13,860	9,894

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For an understanding of the significant factors that influenced the Company’s performance during the past three years, the following discussion should be read in conjunction with the financial statements and the other information appearing elsewhere in this report.

When used in this report, the words “expects,” “anticipates,” “estimates,” “intends” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A under the Securities Act of 1933 and Section 21E under the Securities Exchange Act of 1934.  Such statements include but are not limited to statements regarding the ability to obtain favorable product allocations and the ability to increase gross profit while controlling expenses.  These statements are subject to risks and uncertainties that could cause actual results to differ materially, including those risks described in CAUTIONARY STATEMENTS below.

Background

The Company received $45.8 million from the sale of the DGBU in June 2000, and had $39.5 million in cash and cash equivalents and $32.5 million in net current assets after current liabilities at the end of its fiscal year on June 30, 2000.  During the first two quarters of fiscal 2001, the Company attempted to develop in the ISBU a new operating division in the business-to-business electronic commerce market.  The development of this market required substantial cash which was taken from the proceeds from the sale of DGBU.

While former management believed the DGBU sale proceeds would be sufficient to meet working capital requirements for the foreseeable future, it became clear to the Board of Directors during the second quarter of fiscal 2001 that product development, market opportunities and additional financing alternatives were deficient, diminished, and deteriorated, respectively, to the point where the continuing of the Company’s operations and its survival were at significant risk.  Additionally, at this time, it was discovered that the Company’s then Chief Executive Officer, Melvin Masters, was acting contrary to the directions of the Board and against the interests of the Company.  Masters was initially suspended from his officer duties and then terminated as an officer of the Company and removed as a member of all Board committees by actions of the majority of the members of the Board.  Masters was removed from the Board by vote of the Company’s shareholders at a special meeting in May 2001.  See Item 4, “Submission of Matters to a Vote of Security Holders.”

With the sale of RSPNetwork in July 2001, the Company reported as if it exited the ISBU segment in the fourth quarter of fiscal 2001 and discontinued ISBU operations.  Under Generally Accepted Accounting Principles (GAAP), the Company financial statements for all periods presented reflect ISBU activity in discontinued operations.

The Company is currently not operating any business, is in the process of resolving outstanding disputes, and is actively pursuing options regarding the utilization or distribution of its residual assets.

Liquidity and Capital Resources

As of June 30, 2001, the Company had cash and cash equivalents of $8.4 million that constitute the remainder of the proceeds from the sale of the DGBU.  Outstanding receivables and prepaid expenses total approximately $3.1 million, $1.5 million of which has been collected and $1.3 million of which is a refundable legal retainer fee.  After resolving numerous disputes subsequent to its June 30, 2001 fiscal year end (see above, Item 3, Legal Proceedings), the Company believes it has settled all known material legal claims against it.  Current liabilities of the Company at June 30, 2001 amounted to $7.5 million, which includes liabilities from litigation costs and claims subsequently settled and disbursed.  Under agreements entered into in July 2001 with two directors of the Company, Messrs. Adams and Duoos, which expire in July 2004, the Company is also obligated to make monthly payments of $21,667 and $12,500, respectively, to them for consulting services for an aggregate commitment of approximately $1.25 million (see below, Item 11, Executive Compensation, Compensation of Directors).  Current

management of the Company is not aware of any additional future liabilities of the Company resulting from prior events.  Management therefore expects that the Company’s cash and cash equivalents will be sufficient to meet its known actual and potential liabilities.

Results of Operations

Effect of Discontinuing the Company’s Operations

The DGBU and ISBU operations are disclosed in the consolidated financial statements for all periods presented as discontinued operations.

General and Administrative Expenses

The general and administrative expenses of the Company amounted to $5.7 million, $6.1 million and $3.5 million in fiscal years 2001, 2000 and 1999, respectively.  The general and administrative expenses of the Company for fiscal 2001 reflect the continued expansion of the Company during the first six months of the fiscal year as well as legal and other costs related to the (i) litigation commenced by and against the Company, (ii) Special Meeting in May 2001, and (iii) sale of the Company’s operating business.  The increase in general and administrative expenses in fiscal 2000 compared to 1999 is attributable to increases in personnel costs, professional and legal costs and other overhead expenses in connection with the intended expansion of the Company.

Restructuring Charges

For fiscal 2001, the Company’s statement of operations includes non-recurring and restructuring charges totaling $7.8 million.  The charges include employee separation costs such as severance payments and related legal costs of approximately $4.9 million, an allowance for uncollectable receivables from a related party of approximately $1.9 million, and facilities costs of approximately $1.5 million.

Interest Income

Interest income amounted to $1.2 million, $187,000 and $62,000 in fiscal 2001, 2000 and 1999, respectively.  The increase in the interest income results from the interest earned on the proceeds of the DGBU sale.

Income Taxes

On June 30, 2001, the net carrying value of the Company’s deferred tax assets was zero due to the uncertainty of any realization of the benefits in the future. The valuation allowance for deferred tax assets was approximately $10.9 million, an increase of approximately $7.5 million from June 30, 2000. The Company had net federal operating loss carryforwards of approximately $20.9 million which were available to offset future taxable income and the gain from the sale of the DGBU. The Company also had alternative minimum tax credit carryforwards of approximately $225,000 available to reduce future federal income taxes, if any, over an indefinite period and research credit carryforwards of approximately $872,000 available to reduce future federal income tax, if any, through 2005.

On June 30, 2000, the valuation allowance for deferred taxes was approximately $3.4 million. The net change in the total valuation allowance for the year ended June 30, 2000 was a decrease of approximately $10.7 million.

Net Loss from Discontinued Operations

The net income (loss) of the Company from discontinued operations was ($11.2 million), ($11.9 million) and $263,000 in fiscal 2001, 2000 and 1999, respectively.  The losses were caused by the lack of sufficient revenues, combined with expenses for personnel, marketing and product development for RSPN and B2BXchange, the ISBU divisions.

Gain/Loss on Sale of Discontinued Operations

On sale of the DGBU, the Company recorded a $35.8 million gain in fiscal 2000.  The sale of the RSPN division of the ISBU resulted in a loss of $588,000 in fiscal 2001.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Accounting Standards (SFAS) No. 141 “Business Combinations.”  SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001.  In addition, SFAS No. 141 further clarifies the criteria to recognize intangible assets separately from goodwill.  The requirements of SFAS No. 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001.  The Company believes the adoption of SFAS No. 141 will not have a material effect on the Company’s consolidated financial position or results of operations.

In June 2001, the FASB adopted SFAS No. 142 “Goodwill and Other Intangible Assets.”  SFAS No. 142 discontinues the amortization of recorded goodwill for fiscal years beginning after December 15, 2001.  The Company believes the adoption of SFAS No. 142 will not have a material effect on the Company’s consolidated financial position or results of operations.

In June 2001, the FASB issued SFAS No. 143 “Accounting for Asset Retirement Obligations.”  SFAS No. 143 addresses accounting for obligations associated with long-lived asset retirements and is effective for fiscal years beginning after June 15, 2002.  The Company believes the adoption of SFAS No. 143 will not have a material effect on the Company’s consolidated financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.”  SFAS No. 144 supersedes SFAS No. 121.  SFAS 144 primarily addresses significant issues relating to the implementation of SFAS 121 and develops a single accounting model for long-lived assets to be disposed of, whether primarily held, used or newly acquired.  The provisions of SFAS 144 will be effective for fiscal years beginning after December 15, 2001.  The provisions of SFAS No. 144 generally are to be applied prospectively.  The Company believes the adoption of SFAS No. 144 will not have a material effect on the Company’s consolidated financial position or results of operations.

CAUTIONARY STATEMENTS

Certain statements contained in this Form 10-K and other written and oral statements made from time to time by us do not relate strictly to historical or current facts. As such, they are considered “forward-looking statements” which provide current expectations or forecasts of future events. Such statements can be identified by the use of terminology such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “could,” “possible,” “plan,” “project,” “should,” “will,” “forecast” and similar words or expressions. Our forward-looking statements generally relate to the legal proceedings the Company is involved in and the business acquisition opportunities the Company is investigating. One must carefully consider forward-looking statements and understand that such statements involve a variety of risks and uncertainties, known and unknown, and may be affected by inaccurate assumptions, including, among others, those discussed below. Consequently, no forward-looking statement can be guaranteed and actual results may vary materially. We undertake no obligation to update any forward-looking statement, but investors are advised to consult any further disclosures by us on this subject in our filings with the Securities and Exchange Commission, especially on Forms 10-K, 10-KSB, 10-Q, 10-QSB, and 8-K (if any), in which we discuss in more detail various important factors that could cause actual results to differ from expected or historic results. We note these factors as permitted by the Private Securities Litigation Reform Act of 1995. It is not possible to foresee or identify all such factors. As such, investors should not consider any list of such factors to be an exhaustive statement of all risks, uncertainties or potentially inaccurate assumptions.

Legal Proceedings

Legal proceedings involving the Company are significant to the Company’s financial position.  The financial statements include accrued amounts sufficient to adequately reflect payments required under terms of the various settlements and related legal expenses incurred subsequent to June 30, 2001.  The Company is unaware of any material existing or potential future legal proceedings for which additional amounts would need to be accrued.

Business Acquisition Opportunities

The Company is currently not operating any revenue-generating business.  However, the Company continues to incur general and administrative expenses, especially for the compensation of its directors, consultant (interim CEO), insurance, and for accounting and legal expenses.  There is no guarantee that the Company will be able to identify an adequate business acquisition opportunity and to generate revenues before its financial resources are exhausted.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not believe that there is any material exposure to market risk with respect to derivative or other financial instruments that would require disclosure under this item.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Financial Statements and Supplementary Data attached.

ITEM 9.  CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective June 5, 2001, KPMG LLP resigned as the Company’s independent accounting firm.

KPMG LLP reported on the financial statements of the Company for the fiscal year ending June 30, 2000.  Such report neither contained an adverse opinion or a disclaimer of opinion, nor was qualified or modified as to uncertainty, audit scope, or accounting principles.

During the Company’s 2000 fiscal year and the interim period through June 5, 2001, there were no disagreements with KPMG LLP, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of KPMG LLP, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report.

Effective July 16, 2001, Lurie Besikof Lapidus & Company, LLP (LBLCO) was engaged as the Company’s independent accounting firm.  The decision to engage LBLCO as the Company’s accountants was recommended by the Company’s Audit Committee and approved by the Company’s Board of Directors effective July 16, 2001.

During the Company’s two fiscal years ended June 30, 2000, and the subsequent interim period prior to engaging LBLCO as the Company’s accountant on July 16, 2001, the Company did not consult LBLCO on any matter.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

Directors

Name, Age, Positions, Principal Occupations, Directorships	Year Became Director

Timothy R. Duoos, age 46, was President and Chief Executive Officer of Lyndale Garden Center, Inc. in Minneapolis from October 31, 1986 until 2000.  Mr. Duoos also held a part-time position as Chairman of the Board and Chief Executive Officer of Sunbelt Nursery Group, Inc. (“Sunbelt”) based in Fort Worth, Texas, from November 1994 through May 1998, and President from October 1997 through May 1998.  He served as a part-time consultant to Sunbelt from May 1998 to December 1998.  Sunbelt filed a voluntary petition under the U.S. Bankruptcy Code in May 1998.  Mr. Duoos served as a Director of Pinnacle Financial, Inc., a privately held company from June 1996 through June 1997.  Mr. Duoos is currently self-employed.

1999

Edward S. Adams, age 39, has been a Professor of Law at the University of Minnesota School of Law since 1992 and is Co-Director for the Kommerstad Center for Business Law and Entrepreneurship at the University of Minnesota School of Law. Mr. Adams has also been a principal in Equity Securities Investments, Inc. in Golden Valley, Minnesota since 1995.	1999

John Cavanaugh, age 44, served as Chief Executive Officer of Gateway Telecommunications Inc. from 1990 to 2000. Gateway was acquired by United Asset Coverage Inc. (“UAC”) in October 2000. Mr. Cavanaugh currently holds the position of Senior Vice President Equipment Division with UAC, the nation’s leading maintenance provider for Avaya and Nortel Telecommunications with 50 offices located throughout the United States.	2000

Stephen Fisher, age 45, is President of TEAM Technologies, formerly a wholly owned subsidiary (RSPNetwork) of the Company. Mr. Fisher has held this position since July, 2001 when RSPN was purchased from the Company. TEAM Technologies is a systems integrator specializing in Internet hosting, integration, and support services. From 1992 to 1998, Mr. Fisher was President and CEO of TEAM Technologies prior to its acquisition by VirtualFund.	1999

Kelly Johnson, age 42, is the Managing Director of a Portland, Oregon office of a full service investment banking and brokerage services firm. He has been involved in a variety of duties that include strategic planning, personnel management, market analysis, sales and marketing, and corporate/municipal underwriting. Mr. Johnson has served in numerous capacities related to the investment and securities industry since 1986.	2001

Executive Officers

Chief Executive Officer

Melvin L. Masters, age 46, founded the Company in February 1986 and was Chairman, Chief Executive Officer and President of the Company from May 1989 until his termination for cause in November 2000.  He was a director of the Company from 1989 until his removal from the Company’s Board of Directors at the Special Meeting of Shareholders on May 18, 2001.  Mr. Masters is also the sole shareholder, director and CEO of TimeMasters, Inc., a company established in 1986 for the purpose of property management, which has additional investments in the fields of wireless voice/data communications, and various Internet services.

Robert E. Kelly, age 46, was appointed the Company’s President on October 23, 2000 under terms of the Rymatics acquisition agreement.  He was made acting chief executive officer, serving as CEO from November 20, 2000 until January 2001.

Douglass E. Coy, age 60, acted as Chief Executive Officer of the Company from January 15, 2001 until April 30, 2001.  He is the principal of Coy and Associates, Inc., a management consulting firm specialized in providing consulting services in areas such as company reorganizations, litigation support, asset management and liquidation.

Monte S. Johnson, age 43, was named Chief Executive Officer and performed the duties of the Chief Financial Officer of the Company from May 2001 to October 2001 when he resigned.  Mr. Johnson, an MBA and CPA, was the Chief Financial Officer and Senior Vice President of Pro Staff Personnel Services prior to joining the Company. Previously he served as Director of Business Development and Mergers & Acquisitions at Honeywell, Inc. Prior to that, Mr. Johnson was a Senior Manager at Deloitte & Touche International.

Chief Operating Officer

Robert J. Wenzel, age 49, was the Chief Operating Officer of the Company from October 1991 until his termination in May 2001.  Mr. Wenzel was also the President of ColorSpan Corporation, the Company’s principal operating subsidiary of its Digital Graphics Business Unit (“DGBU”), from October 1989 until May 2001.

Chief Financial Officer

Timothy N. Thurn, age 44, assumed the duties of Chief Financial Officer from April 2000 until his termination in November 2000.  Mr. Thurn was also the Treasurer of the Company from June 1989 until his termination. He was Treasurer of ColorSpan Corporation from March 1987 until June 2000. Mr. Thurn has experience as both a public and private accountant.  Mr. Thurn is a Certified Public Accountant (CPA) and Certified Management Accountant (CMA).

Michael P. Coughlin, age 41, assumed the duties of Acting Chief Financial Officer in November 2000 until May 2001.

Senior Vice President

Joseph Beckman, age 37, assumed the duties of the Company’s General Counsel in February 2000.  In December 2000, he accepted additional duties as Senior Vice President and Secretary, and held all three positions until his resignation from the Company in May 2001.  Prior to joining VirtualFund, Mr. Beckman worked as an attorney in private practice at the law firm of Gough, Shanahan, Johnson & Waterman in Helena, Montana (1996 to 1999).

Legal Proceedings involving Directors and Executive Officers

See Item 3, Legal Proceedings, concerning legal proceedings involving former directors and executive officers of the Company.

Compliance with Section 16(a) of the Securities Exchange Act

Under federal securities laws, the Company’s directors and officers, and any beneficial owner of more than 10 percent of a class of equity securities of the Company, are required to report their ownership of the Company’s equity securities and any changes in such ownership to the Securities and Exchange Commission (the “Commission”) and the securities exchange on which the equity securities are registered. Specific due dates for these reports have been established by the Commission, and the Company is required to disclose in its Form 10-K any delinquent filing of such reports and any failure to file such reports.

The Company is aware that its former Chief Executive Officer, Melvin Masters, filed a Form 5 for fiscal year 2000 belatedly, on October 31, 2000.  None of the current directors of the Company, the individuals who served as executive officers during fiscal year 2001, and/or the known beneficial owners of more than ten percent of the Company’s common stock furnished to the Company any Forms 3, 4 or 5 and amendments thereto.

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth all cash compensation paid or to be paid by the Company, as well as certain other compensation, paid or accrued, during each of the Company’s last three fiscal years to the (acting) Chief Executive Officer.  As of the end of fiscal year 2001, Monte Johnson was the only executive officer of the Company.  The table also includes information on two individuals who were not serving as executive officers of the Company at the end of its fiscal year 2001, but who would have been the most highly compensated executive officers of the Company if they still had worked for the Company.  Their total annual salary and bonus paid or accrued during fiscal year 2001 exceeded $100,000.

							Long Term Compensation
			Annual Compensation				Awards			Payouts
Name and Principal Position	Fiscal Year		Salary ($)		Bonus ($)	Other ($)	Restricted Stock Awards ($)	Securities Underlying Options (#)		LTIP Payouts ($)	All Other Compen-sation ($)

Melvin L. Masters Former CEO	2001		$305,707		$—	$—	$—	—		$—	$—
	2000		278,125			—	—	1,000,000	(1)	—	—
	1999		175,000			—	—	—		—	—

Robert Kelly Former CEO	2001		$383,167		$—	$—	$—	—		$—	$—

Douglass E. Coy Former CEO	2001		$129,518	(2)	$—	$—	$—	—		$—	$—

Monte S. Johnson Acting CEO on June 30, 2001	2001		$70,562	(3)	$—	$—	$—	—		$—	$—

Robert Wenzel Former COO	2001		$562,742		$—	$—	$—	—		$—	$—
	2000		209,375		10,000	—	—	300,000	(4)	—	—
	1999		175,000		—	—	—	—		—	—

Joseph Beckman Former Sr. VP, Counsel, Secretary	2001		$247,719		$—	$—	$—	—		$—	$—
	2000	(5)	44,774		10,000	—	—	—		—	—

(1)     Forfeited pursuant to the Global Settlement Agreement between Company and Mel Masters, dated March 11, 2002; see below, Employment Contracts and Termination of Employment.

(2)     Paid pursuant to Consulting Agreement between Company and Coy & Associates Inc., dated as of January 15, 2001, and includes a deposit in the amount of $30,000 (see below, Employment Contracts and Termination of Employment and Change-in-Control Arrangements).

(3)     Paid pursuant to Consulting Agreement between Company and Monte S. Johnson, effective as of May 1, 2001, and includes a deposit in the amount of $15,000 (see below, Employment Contracts and Termination of Employment and Change-in-Control Arrangements).

(4)     Forfeited pursuant to Settlement Agreement between Company and Robert Wenzel, dated May 8, 2001; see below, Employment Contracts and Termination of Employment.

(5)     Reflects payments received from February 2000, when Mr. Beckman started at the Company, until June 30, 2000, the end of fiscal 2000.

Option Grants During 2001 Fiscal Year

The Company maintains two stock option plans pursuant to which executive officers, other employees and certain non-employees providing services to the Company may receive options to purchase the Company’s common stock.  These plans are the 1990 Restated Stock Option Plan (as amended May 19, 1991) and the 1996 Stock Incentive Plan.  Options can no longer be granted under the 1990 Restated Stock Option Plan.

The following table provides information regarding stock options granted during fiscal 2001 to the named executive officers in the Summary Compensation Table.  The Company has not granted any stock appreciation rights.

Name	Number of Shares Underlying Options Granted	Percent of Total Options Granted to Employees in Fiscal Year	Exercise or Base Price Per Share	Expiration Date
Melvin L. Masters	-0-	Not Applicable	Not Applicable	Not Applicable
Robert Kelly	160,000	22.5%	$.60	1/24/06
Douglass E. Coy	-0-	Not Applicable	Not Applicable	Not Applicable
Monte S. Johnson	-0-	Not Applicable	Not Applicable	Not Applicable
Robert Wenzel	-0-	Not Applicable	Not Applicable	Not Applicable
Joseph Beckman	-0-	Not Applicable	Not Applicable	Not Applicable

Option Exercises During 2001 Fiscal Year and Fiscal Year-End Option Values

No options were exercised by the named executive officers during fiscal 2001.  The following table provides information related to the number and value of options held on June 30, 2001:

	Number of Securities Underlying Unexercised Options at Fiscal Year End		Value of Unexercised In-the-Money Options at Fiscal Year End(1)
Name	Exercisable	Unexercisable	Exercisable	Unexercisable
Melvin L. Masters	-0-	-0-	Not Applicable	Not Applicable
Robert Kelly	160,000	-0-	$0	Not Applicable
Douglass E. Coy	-0-	-0-	Not Applicable	Not Applicable
Monte Johnson	-0-	-0-	Not Applicable	Not Applicable
Robert Wenzel	-0-	-0-	Not Applicable	Not Applicable

(1)           Value is calculated on the basis of the difference between the option exercise price and $0.17, the average of the closing bid and ask price on June 30, 2001 as quoted on the OTC Bulletin Board.

Compensation of Directors

Pursuant to letters from the Company dated August 23, 1999 and September 10, 1999, Messrs. Duoos and Adams, respectively, are entitled to receive a monthly fee of $3,000 each for their services on the Board of Directors.  In fiscal 2001, Messrs. Duoos and Adams were paid $69,000 and $66,000, respectively, for their services as board members dating back to 2000.  The letters also granted each of Messrs. Duoos and Adams options to purchase 100,000 shares of the Company’s common stock at $2.00 and $1.65 per share respectively.  Over a four-year period, on each anniversary date of the grant, 25,000 of these options will vest.  In July 2001, the Board repriced these options to $.15 per share.

For services performed in connection with the reorganization of the Company after the termination of the former Chief Executive Officer and President, Mr. Masters, Messrs. Adams and Duoos each received a payment of $100,000 in June 2001.  For services performed in connection with the review of merger and acquisition possibilities, Mr. Cavanaugh received at the same time a payment of $30,000.  Simultaneously, the Company granted to each of Messrs. Adams and Duoos immediately exercisable 5-year options to purchase 250,000 shares of the Company’s common stock exercisable at $.16 per share.  These options were repriced to $.15 per share in July 2001.  In June 2001, Mr. Cavanaugh received immediately exercisable 5-year options to purchase 50,000 shares of the Company’s common stock at $.16 per share.

The Board of Directors decided on July 10, 2001 to grant to each of Messrs. Adams, Cavanaugh, Duoos and Johnson on each anniversary date of the Board action non-qualified 5-year options to purchase 100,000 shares of the Company’s common stock at a price of $.15 per share.  The options were granted in fiscal year 2003 together with a similar option for Mr. Fisher, at a price of $.05 per share.  Such options were granted outside of the Company’s Stock Option Plan.

In connection with their service on the Special Acquisition/Investment Committee, Messrs. Adams and Duoos each entered into agreements with the Company dated July 1, 2001.  Under the terms of the agreements, they are obligated to find business opportunities, investments, and/or transactions to enhance shareholder value by performing the following consulting services: contact investment bankers and brokers to identify and effectuate transactions, conduct and oversee the due diligence required to analyze transaction options, review and analyze proposals for transactions, present details to the Board of Directors for consideration, negotiate the structure, parameters and valuation with respect to any transaction, coordinate all necessary legal, accounting or other necessary professional assistance to successfully consummate transactions, negotiate with any lending or financial institutions, if necessary, to consummate transactions.  Under their respective agreements, Messrs. Duoos and Adams receive monthly base compensation in the amount of $21,667 and $12,500, respectively.  On each anniversary date of the agreements, the Company will grant to each of them options under the Company’s Stock Option Plan to purchase 100,000 shares of the Company’s common stock at $.15 per share.  Moreover, Messrs. Duoos and Adams are eligible to participate in any bonus or performance based incentive compensation plans which may be established by or provided for the Board of Directors.  Any reasonable and necessary out-of-pocket expenses incurred by Messrs. Duoos and Adams in connection with their services under the agreements will be reimbursed by the Company.  The agreements shall expire on July 1, 2004, unless terminated earlier upon death or disability or with or without cause.  If an agreement is terminated by reason of death or disability, payments under the agreements are made through the date of termination.  If an agreement is terminated by the Company without cause or with cause by Messrs. Duoos or Adams, respectively, payment of the base compensation is continued as severance payment until the end of the term of the agreement.  Upon termination of an agreement for cause by the Company or without cause by Messrs. Duoos or Adams, respectively, payments will only be made through the date of termination.

In August 2001, the Board of Directors approved the reimbursement of relocation expenses to Mr. Duoos.  The Company reimbursed Mr. Duoos expenses in the amount of $202,527.  At the same time, Mr. Adams received a one-time special consulting fee in the amount of $30,000 for services provided to the Company outside of the agreement for his work on the Special Acquisition/Investment Committee.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

See Item 3, Legal Proceedings, regarding the legal proceedings concerning the employment relationships between the Company and its former officers, Messrs. Masters, Vatland, Thurn, Ryan and Wenzel.

Under a Consulting Agreement dated January 15, 2001, the Company paid Mr. Coy for his services at an hourly rate of $195 and a minimum fee of $5,000 to be paid by the Company.  Upon execution of the Agreement, the Company paid a deposit in the amount of $30,000.  The Agreement could be terminated by either party at any time without cause.  The Agreement was terminated as of April 30, 2001.

The Company entered into a Consulting Agreement with MSJ & Associates, LLC (“Consultant”), which is controlled by its principal, Monte Johnson, effective May 1, 2001.  Under the Consulting Agreement, Mr. Johnson was designated as acting Chief Executive Officer of the Company and had the powers and authorities, as well as the duties and obligations, inherent in such office.  The Company paid $175 per hour for services provided under the Consulting Agreement.  Upon execution of the Agreement, the Company deposited with Consultant the amount of $15,000 to be held as deposit by Consultant until the termination of the Agreement.  The Agreement was entered into for an indefinite term and could be terminated by either party upon five days written notice.  Consultant terminated the Agreement in October 2001.

In connection with the termination of its employment relationship with Robert J. Wenzel, who had been the Company’s Chief Operating Officer since 1991, the Company entered into a Settlement Agreement and Mutual General Release dated May 8, 2001.  Under the agreement, Wenzel received payments in the total amount of $349,000 (including reimbursement of his attorney’s fees).  The parties agreed to release each other from any and all claims, including non-compete obligations Wenzel was subject to.

The Company and its Senior Vice President and General Counsel, Joseph Beckman, entered into an Agreement and Release effective as of May 21, 2001.  The parties agreed that Beckman’s employment with the Company terminated as of May 21, 2001 and that Beckman resigned from all offices he had held with the Company as of such date.  Moreover, the parties agreed to mutually release each other from any claims.  Beckman agreed to keep any confidential information of the Company confidential for an unlimited period, except as may be required by law or legal process.  In consideration for the promises made in the agreement and the services he rendered to the Company through the end of his employment, Beckman received, in addition to the salary due to him until the end of his employment with the Company, a settlement payment of $65,000.

Compensation Committee Interlocks and Insider Participation

Prior to his termination the former Chief Executive Officer of the Company, Melvin L. Masters, was a member of the Compensation Committee. Mr. Masters’ compensation was set by the Board of Directors as a whole with Mr. Masters abstaining.

Board Compensation Committee Report on Executive Compensation

One of the primary goals in setting compensation policies is to maintain competitive, progressive programs to attract, retain and motivate high caliber executives, and maximize the financial success of the Company by appropriately rewarding such individuals for their achievements.  Another goal is to provide an incentive to executives to focus efforts on long-term strategic goals for the Company by closely aligning their financial interests with stockholder interests.  To attain these goals the Company’s executive compensation program was designed to include base salary, incentive bonuses and long-term incentives in the form of stock options.

Base Salary.  Salaries for executives are reviewed by the Compensation Committee on a periodic basis and may be increased (or decreased) at any time based on:  (1) the Compensation Committee’s evaluation of the individual’s performance; and (2) the Company’s financial condition.  Increases in median competitive pay levels are a secondary factor.

During Mr. Masters tenure as Chief Executive Officer, compensation for him as the Company’s Chief Executive Officer was set by the Board of Directors as a whole, with Mr. Masters abstaining.  The compensation for his successors was set by the Compensation Committee.  The amounts earned by the various people holding the office of the Company’s Chief Executive Officer in fiscal 2001 are disclosed in the summary compensation table.

The Compensation Committee consists of the following members:

John Cavanaugh

Steve Fisher

Kelly Johnson

Performance Graph

The following table compares the cumulative total return on the common stock of the Company for the last five years with the Nasdaq Composite Index and with an index of computer corporations listed on Nasdaq, in each case assuming an investment of $100 on June 30, 1996 and the reinvestment of all dividends:

	6/96	12/96	6/97	12/97	6/98	12/98	6/99	12/99	6/00	12/00	6/01
NASDAQ US INDEX	$100	$109	$122	$134	$161	$188	$231	$350	$341	$213	$186
NASDAQ COMPUTER INDEX	$100	$117	$128	$142	$207	$308	$386	$653	$710	$392	$328
VFND STOCK PRICE	$100	$76	$27	$61	$62	$28	$21	$66	$33	$8	$2

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table provides information as of November 14, 2002 (the “Record Date”) concerning the beneficial ownership of the Company’s Common Stock by (i) each director of the Company, (ii) each executive officer named in the Summary Compensation Table, (iii) the persons known by the Company to own more than 5% of the Company’s outstanding Common Stock, and (iv) all directors and executive officers as a group.  Except as otherwise indicated, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock owned by them.  On the Record Date, 15,203,617 shares of Common Stock of the Company were issued and outstanding.

Name or Identity of Group	Number of Shares Beneficially Owned		Percent of Common Stock Outstanding(1)
Edward S. Adams	913,758	(2)	5.85%
Timothy R. Duoos	915,759	(3)	5.86%
John Cavanaugh	150,000	(4)	*
Steven Fisher	100,000	(5)	*
Melvin Masters(6)	—		—
Robert Kelly	160,000	(7)	1.04%
Douglass Coy	—		—
Monte S. Johnson	—		—
All current officers and directors as a group	2,239,517	(8)	13.60%
John E. and Mary Joanne Feltl	1,044,420		6.87%
Sihl Zurich Paper Mill	2,742,858	(9)	16.55%

*                      Less than 1%.

(1)               For each person or group, any securities that the person or group has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights, have been added to the total amount of outstanding shares when determining the percent owned by such person or group.

(2)               Includes 425,000 shares of common stock subject to options exercisable within 60 days after the Record Date.

(3)               Includes 425,000 shares of common stock subject to options exercisable within 60 days after the Record Date.

(4)               Includes 150,000 shares of common stock subject to options exercisable within 60 days after the Record Date.

(5)               Includes 100,000 shares of common stock subject to options exercisable within 60 days after the Record Date.

(6)               Under terms of the Global Settlement Agreement dated March 22, 2002 all shares of the Company’s stock owned beneficially or directly by Melvin Masters were surrendered, and all warrants and options cancelled.

(7)               Includes 160,000 shares of common stock subject to options exercisable within 60 days after the Record Date.

(8)               Includes 1,260,000 shares of common stock subject to options exercisable within 60 days after the Record Date.

(9)               Includes 1,371,429 shares of common stock subject to warrants exercisable within 60 days after the Record Date.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On July 23, 2001, VirtualFund.com, Inc. (the “Company”) entered into an Asset Purchase Agreement with its wholly owned subsidiary, RSPNetwork, Inc. and RSP Acquisitions, LLC.  Pursuant to the Asset Purchase Agreement, RSPNetwork, Inc. sold substantially all of its assets and business to RSP Acquisitions, LLC for a purchase price consisting of the assumption of certain liabilities, up to $1,000,000 based on an earnout formula and other terms, conditions and provisions detailed in the Asset Purchase Agreement.  Mr. Steven Fisher, President of RSP Acquisitions, LLC, is a director of the Company.  The Company has received a fairness opinion relating to the sale.  The assets involved in the transaction related to RSPNetwork, Inc.’s business of information systems integration providing IT solutions for businesses, and included accounts receivables, inventory, prepaid expenses, contracts, proprietary rights, equipment, records and customer deposits.

As of July 1, 2001, the Board established a loan program whereby the Company will loan up to $500,000 to the outside directors based on their seniority to buy stock from shareholders at a mutually agreed upon price.  In connection with the sale of RSPNetwork, Messrs. Adams and Duoos each received a loan in the amount of $73,313.75 to purchase 488,758 and 488,759 shares of common stock, respectively, from two shareholders at a purchase price of $.15 per share.  The Sarbanes-Oxley Act of 2002 restricts future loans to directors.

On November 8, 2001, Cash Systems, Inc. and a wholly owned subsidiary of Cash Systems, Inc. issued a convertible promissory note to VirtualFund in the amount of up to $500,000.  Advances totaling $400,000 were made under such note.  Equity Securities Investments, Inc. received as agent of Cash Systems, Inc. a commission of $65,000 and warrants to purchase 50,000 shares of common stock of Cash Systems, Inc.  Mr. Edward Adams, Vice-Chairman of the Board of VirtualFund, is President and a principal of Equity Securities Investments, Inc.

Since October 2001, Equity Securities Investments, Inc. has provided various brokerage and investment banking services in transactions involving the Company, earning commissions and fees from the Company or other parties to the transaction totaling $355,000, plus warrants of unspecified value.   Mr. Edward Adams, Vice-Chairman of the Board of VirtualFund, is President and a principal of Equity Securities Investments, Inc.

For other agreements involving directors and/or officers of the Company, see Item 11: “Compensation of Directors” and “Employment Contracts and Termination of Employment and Change-in-Control Arrangements.”

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of this Form 10-K:

	(1)	Consolidated Financial Statements

The financial statements (including the notes thereto) listed in the Index to Consolidated Financial Statement Schedule (set forth in Item 8 of Part II of this form 10-K) are filed as part of this Annual Report on Form 10-K.

	(2)	Consolidated Financial Statement Schedule Schedule II: Valuation and Qualifying Accounts

Schedules not listed above have been omitted because they are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes to Consolidated Financial Statements.

	(3)	Exhibits—See Exhibit Index on page following signatures

(b)	Reports on Form 8–K.

The following reports on Form 8-K were filed during the quarter ended June 30, 2001:

	(1)	Form 8-K filed May 18, 2001, reporting under Item 5 about the special meeting of Company’s shareholders.

	(2)	Form 8-K filed June 6, 2001, reporting under Item 4 the resignation of KPMG LLP as independent accountant of VirtualFund effective June 5, 2000.

(c)	Exhibits. See Item 14(a) above.

(d)	Financial Statements Schedules. See Item 14(a) above.

VIRTUALFUND.COM, INC.

AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2001, 2000 and 1999

C O N T E N T S

INDEPENDENT AUDITOR’S REPORT

Board of Directors and Stockholders

VirtualFund.com, Inc. and Subsidiaries

Minnetonka, Minnesota

We have audited the accompanying consolidated balance sheet of VirtualFund.com, Inc. and Subsidiaries (Company) as of June 30, 2001, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended and the consolidated financial statement schedule listed in the index at Item 14(a)(2).  These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of VirtualFund.com, Inc. and Subsidiaries as of June 30, 2001, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken in a whole, presents fairly in all material respects the information set forth therein.

The Company has significant related party transactions and legal proceedings as discussed in Notes 10 and 12, respectively.

/s/ Lurie Besikof Lapidus & Company, LLP

Minneapolis, Minnesota

September 10, 2001, except for Notes 4, 12 and 13 as to which the date is July 29, 2002.

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders

VirtualFund.com, Inc.

Eden Prairie, Minnesota

We have audited the accompanying consolidated balance sheet of VirtualFund.com, Inc. (the Company) and subsidiaries as of June 30, 2000, and the related statements of operations, stockholders’ equity and cash flows for the fiscal year ended June 30, 2000, and the financial statement schedule listed in the index at Item 14(a)(2). These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

/s/ KPMG LLP

Minneapolis, Minnesota

September 19, 2000

INDEPENDENT AUDITORS’ REPORT

Board of Directors and Stockholders

VirtualFund.com, Inc. and Subsidiaries

Eden Prairie, Minnesota

We have audited the consolidated statements of operations, stockholders’ equity, and cash flows of VirtualFund.com, Inc. and Subsidiaries (the Company) for the year ended June 30, 1999 and the financial statement schedule listed in the index at Item 14(a)(2) for the year ended June 30, 1999.  These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audit.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of the Company for the year ended June 30, 1999 in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information therein set forth.

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

/s/Deloitte & Touche LLP

Minneapolis, Minnesota

October 21, 1999

VIRTUALFUND.COM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,
	2001	2000
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$8,439,552	$39,533,688
Receivables, less allowance for doubtful accounts of $1,600 and $-0-	1,355,933	8,021
Receivables — related parties, less allowance of $1,925,400 and $-0-	135,671	1,915,405
Prepaid expenses	1,615,984	187,900
TOTAL CURRENT ASSETS	11,547,140	41,645,014

PROPERTY AND EQUIPMENT, NET	58,022	552,019
	$11,605,162	$42,197,033

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Notes payable and accrued interest — related parties, 9.25%, unsecured	$820,342	$2,398,381
Accounts payable	717,004	3,112,436
Accrued nonrecurring and restructuring charges	1,883,280	—
Accrued payroll and payroll taxes	138,745	492,970
Income taxes payable	—	843,440
Other current liabilities	1,856,780	6,446
Net liabilities of discontinued operations	2,061,222	2,269,744
TOTAL CURRENT LIABILITIES	7,477,373	9,123,417

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Series A convertible preferred stock, $.01 par value (5,000,000 shares authorized; no shares issued and outstanding)	—	—
Common stock, $.01 par value (50,000,000 shares authorized; 15,631,404 and 17,577,002 shares issued and outstanding)	156,314	175,770
Additional paid-in capital	36,150,694	41,171,851
Accumulated deficit	(32,179,219)	(8,172,755)
Receivable from exercise of stock options	—	(101,250)
	4,127,789	33,073,616

	$11,605,162	$42,197,033

See notes to consolidated financial statements.

VIRTUALFUND.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended June 30,
	2001	2000	1999

NET SALES	$—	$—	$—

COST OF SALES	—	—	—

GROSS PROFIT	—	—	—

OPERATING EXPENSES
General and administrative	5,701,648	6,097,758	3,467,229
Nonrecurring and restructuring charges	7,762,632	—	—
	13,464,280	6,097,758	3,467,229

OPERATING LOSS	(13,464,280)	(6,097,758)	(3,467,229)

OTHER INCOME (EXPENSE)
Interest expense	(12,280)	(22,454)	(53,985)
Interest income	1,234,006	186,721	62,348
Other	15,669	(8,373)	(109)
	1,237,395	155,894	8,254

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(12,226,885)	(5,941,864)	(3,458,975)

INCOME TAX PROVISION (BENEFIT)	—	(1,165,000)	4,627,000

LOSS FROM CONTINUING OPERATIONS	(12,226,885)	(4,776,864)	(8,085,975)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS
Net of income tax provision (benefit) of $-0-, $(627,000), and $139,000	(11,191,459)	(11,919,915)	262,862

GAIN (LOSS) ON SALE OF DISCONTINUED OPERATIONS
Net of income tax provision of $-0-, $2,271,000, and $-0-	(588,120)	35,778,202	—

NET INCOME (LOSS)	$(24,006,464)	$19,081,423	$(7,823,113)

INCOME (LOSS) PER COMMON SHARE — BASIC AND DILUTED
Continuing operations	$(.76)	$(.29)	$(.51)
Discontinued operations	(.70)	(.72)	.01
Sale of discontinued operations	(.04)	2.17	—

	$(1.50)	$1.16	$(.50)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING — BASIC AND DILUTED	16,036,791	16,479,857	15,782,770

See notes to consolidated financial statements.

VIRTUALFUND.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

						Receivable
						from
				Additional		Exercise
	Preferred	Common Stock		Paid-In	Accumulated	of Stock
	Stock	Shares	Par Value	Capital	Deficit	Options	Total

BALANCE, JUNE 30, 1998	$—	15,778,866	$157,789	$33,015,420	$(19,312,764)	$—	$13,860,445

Exercise of stock options	—	25,000	250	24,750	—	—	25,000
Other	—	—	—	—	(118,301)	—	(118,301)
Acquisition of K&R	7,500,000	—	—	—	—	—	7,500,000
Net loss	—	—	—	—	(7,823,113)	—	(7,823,113)

BALANCE, JUNE 30, 1999	7,500,000	15,803,866	158,039	33,040,170	(27,254,178)	—	13,444,031

Exercise of stock options	—	373,138	3,731	936,934	—	(101,250)	839,415
Preferred shares converted	(7,000,000)	1,399,998	14,000	6,986,000	—	—	—
Repurchase of preferred shares	(500,000)	—	—	—	—	—	(500,000)
Issuance of 70,000 warrants	—	—	—	77,388	—	—	77,388
Other	—	—	—	47,359	—	—	47,359
Stock option tax benefit	—	—	—	84,000	—	—	84,000
Net income	—	—	—	—	19,081,423	—	19,081,423

BALANCE, JUNE 30, 2000	—	17,577,002	175,770	41,171,851	(8,172,755)	(101,250)	33,073,616

Exercise of warrant	—	8,302	83	(83)	—	—	—
Cancellation of exercised stock options	—	(37,500)	(375)	(100,875)	—	101,250	—
Repurchase of common shares	—	(2,416,400)	(24,164)	(5,946,449)	—	—	(5,970,613)
Shares issued on acquisition of Rymatics	—	500,000	5,000	1,026,250	—	—	1,031,250
Net loss	—	—	—	—	(24,006,464)	—	(24,006,464)

BALANCE, JUNE 30, 2001	$—	15,631,404	$156,314	$36,150,694	$(32,179,219)	$—	$4,127,789

See notes to consolidated financial statements.

VIRTUALFUND.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30,
	2001	2000	1999
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(24,006,464)	$19,081,423	$(7,823,113)
Adjustment to reconcile net income (loss) to net cash used by operating activities:
Discontinued operations	822,728	(27,680,200)	(1,192,602)
Depreciation and amortization	302,137	501,619	316,966
Loss on sale or disposal of property and equipment	823,239	26,920	109
Deferred income taxes	—	—	4,766,000
Stock option tax benefit	—	84,000	—
Warrants issued for services	—	77,388	—
Other	—	47,359	—
Change in operating assets and liabilities:
Receivables	(1,347,912)	(20,360)	(117,156)
Receivables — related parties	1,396,746	—	—
Prepaid expenses	(1,428,084)	(94,935)	59,484
Accounts payable	(2,395,432)	1,812,261	(118,867)
Accrued nonrecurring and restructuring charges	1,883,280	—	—
Accrued payroll and payroll taxes	(354,225)	(127,467)	404,488
Income taxes payable	(843,440)	459,018	118,826
Other current liabilities	1,850,334	4,934	(1,829)
Net cash used by operating activities	(23,297,093)	(5,828,040)	(3,587,694)

CASH FLOWS FROM INVESTING ACTIVITIES
Collections from related parties	382,988	—	—
Loans to related parties	—	(288,116)	(1,092,443)
Purchases of property and equipment	(805,721)	(383,329)	(155,067)
Proceeds from sale of property and equipment	174,342	70	—
Additions to acquired technology and other intangible assets	—	(571,335)	—
Proceeds from sale of discontinued operations	—	45,781,550	—
Net cash provided (used) by investing activities	(248,391)	44,538,840	(1,247,510)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on notes and accrued interest — related parties	(1,578,039)	—	—
Payments on long-term debt	—	(159,862)	(107,356)
Payment of debenture	—	—	(375,866)
Repurchase of common shares	(5,970,613)	—	—
Proceeds from exercise of stock options	—	839,415	25,000
Net cash provided (used) by financing activities	(7,548,652)	679,553	(458,222)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(31,094,136)	39,390,353	(5,293,426)

CASH AND CASH EQUIVALENTS
Beginning of year	39,533,688	143,335	5,436,761

End of year	$8,439,552	$39,533,688	$143,335

See notes to consolidated financial statements.

VIRTUALFUND.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 1.                       Business and Significant Accounting Policies -

                                   Business

VirtualFund.com, Inc. and Subsidiaries (Company) is an Internet venture resource company.  The Company historically operated in two business segments: the Internet Services Business Unit (ISBU) and the Digital Graphics Business Unit (DGBU).

The ISBU provided information system design, implementation and support services, developed and sold Internet-based electronic commerce software, and provided Internet hosting services.  In the fourth quarter 2001, the Company discontinued the ISBU and in July 2001, sold the remaining ISBU assets and operations.

The DGBU designed, manufactured, marketed and sold wide-format digital color printers, aftermarket inks and specialty coated media for graphic arts professionals.  In June 2000, the Company completed an asset sale of the DGBU operations.

The DGBU and ISBU operations are disclosed in the consolidated financial statements as discontinued operations.  The consolidated financial statements for 2000 and 1999, were restated to reflect the discontinued operations.

The Company currently has no operating business units.  Continuing operations consist primarily of unallocable corporate general and administrative expenses.

                                   Principles of Consolidation

The consolidated financial statements include the accounts of VirtualFund.com, Inc. and its wholly owned subsidiaries, RSPNetwork, Inc. (RSPNetwork), B2Bxchange, Inc. (B2Bxchange), Rymatics Software, LLC (Rymatics), Kilborn Photo Products, Inc. (Kilborn), and ColorSpan Corporation (CSC), and CSC’s subsidiaries, ColorSpan Europe, Ltd. (CSE), ColorSpan Asia/Pacific, Ltd. (CSA), and ColorSpan Latin America, Ltd. (CSLA).  RSPNetwork, B2BXchange, and Rymatics represented the ISBU.  Kilborn, CSC, and its subsidiaries represented the DGBU.  All significant intercompany balances and transaction were eliminated.

                                   Use of Estimates

The preparation of these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that may affect the reported amounts and disclosures in the financial statements and accompanying notes.  Actual results could differ from these estimates.  Significant management estimates relate to the valuation allowance of deferred income tax assets, nonrecurring and restructuring charges, and litigation related allowances and liabilities (estimated legal fees related to litigation liabilities have been accrued).

                                   Revenue Recognition

Sales were recognized when products or services were delivered to the Company’s customers.  The Company also provided design, implementation and support services under fixed price and time and materials contracts.  For fixed price contracts, revenue was recorded based on the estimated percentage of completed services rendered.  Losses, if any, on fixed price contracts were recognized when the loss was determined.  For time and materials contracts, revenue was recognized at contractually agreed upon rates as the costs were incurred.

                                   Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentration of credit risk are cash and cash equivalents and accounts receivable.  To reduce risk for cash and cash equivalents, the Company maintains cash and cash equivalents at reputable financial institutions in deposit and money market accounts which, at times, may exceed federally insured limits.  The largest single concentration of cash equivalents at June 30, 2001, was approximately $6,500,000 in a certificate of deposit.  The Company has not experienced any material losses in such accounts and does not believe it is exposed to any significant credit risk.  At June 30, 2001, the Company’s customer base ranged from small local entities to Fortune 500 companies located primarily in the Midwest and in the agricultural industry.  Receivables from these customers are included in net liabilities of discontinued operations.  In 2001 and 2000, two Fortune 500 customers contributed approximately 71% (48% and 23%) and 56%, respectively, of revenue from discontinued operations.

                                   Cash equivalents

All highly liquid cash investments with initial maturities of three months or less are considered to be cash equivalents.

                                   Property and Equipment

Property and equipment are recorded at cost.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets of two to seven years.

                                   Goodwill

Goodwill represents the excess of the purchase price over the fair value of net assets acquired and was amortized on a straight-line basis over five years or written off when impaired.

                                   Research and Development and Software Costs

                                   Expenditures related to the development of new products and processes, including significant improvements and refinements to existing products, and the development of software were expensed as incurred, unless required to be capitalized.  No software development costs were capitalized during 2001, 2000 and 1999.

                                   Acquired Technology and Other Intangible Assets

                                   Acquired technology and other intangible assets were amortized using the straight-line method over the estimated useful lives of the assets, generally from two to three years. In 2000, the Company acquired domain names for B2BXchange, an e-commerce marketplace. The recoverability of these assets were continually evaluated by comparing the remaining unamortized cost to the estimated future cash flows of the associated assets.  During fiscal 2001, the balance of acquired technology and other intangible assets was written off as impaired.

                                   Fair Value of Financial Instruments

                                   Cash and cash equivalents, receivables, notes receivable, accounts payable, and accrued liabilities are carried at amounts believed to approximate fair values.  It is not practicable to determine the fair value of related party receivables and notes payable as the relationship of the parties to the Company may influence the terms.

                                   Accounting for Stock-Based Compensation

                                   The Company accounts for employee stock options under Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” and provides the pro forma disclosures required by Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation.”

                                   Income (Loss) Per Common Share

                                   Income (loss) per common share - basic is determined by dividing the income (loss) by the weighted average common shares outstanding.  Income (loss) per common share - diluted is computed by dividing the income (loss) by the weighted average common shares outstanding and the common share equivalents (stock options, stock warrants, convertible debentures and shares issuable relating to the litigation settlement).  Common share equivalents are not included in the computations as their effects were antiduilutive.

                                   Recent Accounting Pronouncements

                                   In June 1998, the Financial Accounting Standard Board issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” effective for years beginning after June 15, 2000, as amended.  The statement establishes accounting and reporting standards for derivative instruments and hedging activities.  This pronouncement did not effect the Company’s consolidated financial statements.

                                   In December 1999, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin No. 101 - “Revenue Recognition” (SAB No. 101).  SAB No. 101 provides the SEC views in applying accounting principles generally accepted in the United States of America to selected revenue recognition issues.  In June 2000, the SEC released Staff Accounting Bulletin No. 101B - “Second Amendment” (SAB No. 101B) delaying the implementation date of SAB No. 101 to no later than the fourth fiscal quarter of registrants with fiscal years beginning after December 15, 1999.  This pronouncement did not have a material effect on the Company’s consolidated financial statements.

                                   In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets,” which are effective for fiscal years beginning after December 15, 2001.  These statements, in summary, eliminate the use of the pooling of interests method of accounting for future business combinations and discontinue the amortization of acquired goodwill, subject to periodic impairment testing.  The Company does not anticipate the adoption of these standards will have a material impact on the Company’s consolidated financial statements.

 2.                       Business Combination -

                                   In December 1998, the Company, through its wholly owned subsidiary RSPNetwork, issued 1,499,998 shares of series A convertible preferred stock and notes payable of $3,678,258, in exchange for all of the common stock of K&R Technical Services, Inc. d/b/a/ Team Technologies (K&R), a privately held information technology consulting company.  Each share of series A convertible preferred stock was convertible into common stock of the Company, initially at the rate of one share of common stock for each share of series A convertible preferred stock.  The series A convertible preferred stock carried a $5.00 per share guaranteed value on the maturity date in December 2000.  The preferred stock was valued at $5 per share for the purchase.

The aggregate purchase price of approximately $11,278,000, including transaction costs, was allocated to assets and liabilities acquired as follows:

Assets:
Accounts receivable	$983,000
Notes receivable — related party	444,000
Property, plant and equipment	1,236,000
Other assets	195,000
Goodwill	11,471,000
14,329,000

Liabilities:
Note payable	568,000
Term debt	1,230,000
Accounts payable	346,000
Accrued compensation	423,000
Other liabilities	484,000
3,051,000
$11,278,000

The operating results of K&R are included as discontinued operations in the consolidated statements of operations from the date of acquisition.  Pro forma results of operations for 1999, assuming the acquisition occurred as of July 1, 1998, were as follows:

Net sales (discontinued operations)	$7,150,000
Net loss	(7,954,000)
Loss per common share	(.50)

 3.                       Discontinued Operations -

                                   ISBU

In October 2000, the Company acquired Rymatics for $254,070 in cash, equal to the net book value as of the closing date, and 500,000 shares of common stock valued at $1,031,250.  Rymatics specialized in software engineering and related services.  In January 2001, the Company ceased all operations of this acquisition, terminated all employees, returned all property and equipment to the seller and provided Rymatics with $150,000 of operating funds.  To assist in the transition, Company also lent Rymatics $150,000, collateralized with 250,000 shares of Company stock.  A $1,031,250 write-off of goodwill relating to the acquisition was included in restructuring charges in fiscal year 2001.  No payment was received on the note, which was subsequently written off.

In early fiscal 2001, the Company formed B2BXchange, which was to allow businesses to develop web sites and set up stores in vertically integrated trading communities on the Internet.  The Company discontinued this operation shortly after it was launched due to lack of product focus, potential near term revenue, and adequate resources to complete and bring the product to market.  Costs related to closing this operation are included in discontinued operations.

In July 2001, the Company sold certain assets, liabilities and the operations of RSPNetwork to a member of the Company’s Board of Directors and a stockholder for contingent payments based on future RSPNetwork revenue.  Contingent payments from the sale are capped at $1,000,000 and will be recognized when received.  A loss on sale of discontinued operations totaling $588,120 was recognized for the year ended June 30, 2001.

The components of net assets (liabilities) of the ISBU’s discontinued operations are as follows:

	June 30,
	2001	2000
Cash	$41,570	$108,097
Accounts receivable	201,506	303,250
Other current assets	—	41,198
Property and equipment, net	862,653	1,145,193
Other assets	—	658,993
Accounts payable	(160,012)	(226,363)
Other current liabilities and debt	(283,235)	(1,794,370)
Deferred revenue	(241,548)	(184,953)
	$420,934	$51,045

During fiscal 2000, the balance of goodwill associated with the K&R acquisition was written off as impaired.

Net sales of the ISBU were $5,811,758, $6,900,557, and $4,160,916 in 2001, 2000, and 1999 respectively.  Interest expense was $115,118, $319,531, and $108,409 in 2001, 2000, and 1999, respectively, as related debt resided in the ISBU.  Net loss of the ISBU was $11,191,459, $16,943,635, and $2,291,692 in 2001, 2000, and 1999, respectively.

                                   DGBU

In June 2000, the Company sold the DGBU. In determining the $35.8 million gain from this sale, cash proceeds of $45.8 million were reduced by net assets sold of $5.1 million, related income taxes of $2.3 million, and other costs and adjustments of $2.6 million. Included in the adjustments are estimated future costs which included an accrual for contractual responsibilities remaining from the sale of the DGBU and other miscellaneous anticipated expenses. The Company could receive an additional $1,000,000, which was not included in the cash proceeds above, when consents to assign facility leases to the purchaser are received from the lessor.

Net sales of the DGBU were $62,858,444 and $71,578,364, in 2000 and 1999, respectively. Interest expense was $1,026,441 in 2000, as related debt resided in the DGBU.  Net income of the DGBU was $5,023,720 and $2,554,554 in 2000 and 1999, respectively.

                                   The components of net assets (liabilities) of the DGBU’s discontinued operations are as follows:

	June 30,
	2001	2000

Accounts payable	$(1,894,036)	$(2,141,000)
Other current liabilities and debt	—	(179,789)
	$(1,894,036)	$(2,320,789)

 4.                       Nonrecurring and Restructuring Charges -

In December 2000, as a result of the discontinued operations and other actions, the Company adopted a restructuring plan and incurred certain nonrecurring and restructuring charges in 2001, including subsequent settlements through July 29, 2002, which are included in operations as follows:

	Amount Charged at December 31, 2000	3rd Quarter Adjustments (Recoveries)	4th Quarter Adjustments (Recoveries)	Asset Write-offs	Amounts Paid	Allowance and Accrual at June 30, 2001
NONRECURRING
Allowance for doubtful accounts(a)	$1,927,833	$(2,464)	$—	$—	$—	$1,925,369

RESTRUCTURING
Product discontinuance(b)	5,092,469	476,058	(886,733)	(1,916,854)	(1,909,864)	855,076
Employee separating costs(c)	3,440,836	1,476,985	(35,696)	(206,884)	(4,628,285)	46,956
Facilities costs(d)	1,006,903	107,456	400,067	(89,211)	(443,967)	981,248
	9,540,208	2,060,499	(522,362)	(2,212,949)	(6,982,116)	1,883,280
	$11,468,041	$2,058,035	$(522,362)	$(2,212,949)	$(6,982,116)	$3,808,649

(a)          Allowance for uncollectible receivables from Melvin Masters (Masters), the Company’s former Chief Executive Officer (former CEO).

(b)         Costs associated with the discontinuance of the Internet business-to-business software platform, B2Bxchange, and separate supply chain investment.  Approximately $1,585,000 related to the Rymatics termination of operations (including $1,031,250 of goodwill write-off) and $1,200,000 to the Manugistics legal proceedings.

(c)          Severance and associated legal and other fees related to the termination of approximately 100 management and administrative employees and many unfavorable long-term employee contracts.  Approximately $500,000 related to legal and other related fees.

(d)         Payments to exit closed and idle facilities leases.

Nonrecurring and restructuring charges totaling $13,067,190 were allocated $7,762,632 to continuing operations and $5,304,558 to discontinued operations.

 5.                       Property and Equipment -

                                   Property and equipment are as follows:

		June 30,
	Life	2001	2000

Equipment	2 - 5 years	$53,432	$1,641,787
Furniture and fixtures	5 - 7 years	7,174	283,217
Purchased software	3 years	11,872	102,766
Vehicles	5 years	26,840	71,789
Leasehold improvements	5 years	—	171,836
		99,318	2,271,395
Less accumulated depreciation		41,296	1,719,376
		$58,022	$552,019

6.                          Other Financial Statement Data -

                                   Additional information concerning selected balance sheet accounts is as follows:

	June 30,
	2001	2000

Receivables, less allowance for doubtful accounts:
Manugistics receivable	$1,300,000	$—
Other	55,933	8,021
	$1,355,933	$8,021
Prepaid expenses:
Legal fee retainers	$1,392,000	$—
Other	223,984	187,900
	$1,615,984	$187,900
Other current liabilities:
Litigation	$1,680,865	$—
Other	175,915	6,446
	$1,856,780	$6,446

7.                          Income Taxes -

                                   The provision (benefit) for income taxes is as follows:

	Year Ended June 30,
	2001	2000	1999

Continuing operations — deferred tax	$—	$(1,165,000)	$4,627,000

Discontinued, primarily federal:
Operations	—	(627,000)	139,000
Sale of operations	—	2,271,000	—
	$—	$479,000	$4,766,000

A reconciliation of the expected federal income tax provision at the statutory 35% rate with the provision (benefit) for income taxes is as follows:

	Year Ended June 30,
	2001	2000	1999

Tax provision (benefit) computed at statutory rate	$(8,402,000)	$6,846,000	$(1,070,000)
State income tax, net of federal benefit	(480,000)	392,000	(198,000)
Graduated tax brackets	229,000	(195,000)	31,000
Change in valuation allowance	7,515,000	(10,714,000)	6,399,000
Goodwill impairment	—	3,913,000	—
Other	1,138,000	237,000	(396,000)
	$—	$479,000	$4,766,000

Temporary differences comprising net deferred tax assets are as follows:

	June 30,
	2001	2000
Current:
Allowance for doubtful accounts	$717,000	$7,000
Accrued vacation	—	112,000
Lease holdback	372,000	372,000
Accrued restructuring	527,000	—
Other	89,000	(24,000)
	1,705,000	467,000

Noncurrent:
Property and equipment	200,000	48,000
Net operating loss carryforwards	7,515,000	268,000
Research and development credit carryforwards	872,000	1,424,000
Alternative minimum tax credits	225,000	225,000
Other	386,000	956,000
	9,198,000	2,921,000

Gross deferred tax assets	10,903,000	3,388,000
Valuation allowance	(10,903,000)	(3,388,000)
Net deferred tax assets	$—	$—

The increase (decrease) in the valuation allowance for 2001 and 2000 was $7,515,000 and ($10,714,000), respectively.  Realization of the deferred tax asset will depend on the Company’s ability to generate sufficient taxable income.  Based on the Company’s recent operating losses, lack of any continuing operations, and the uncertain future of its current strategy, management is not certain that the Company will be able to generate sufficient future taxable income to fully utilize its deferred tax assets.  In addition, realization of net operating loss carryforwards may be limited under certain provisions of the Internal Revenue Code regardless of the Company’s ability to generate taxable income.  As a result, the Company recorded a valuation allowance for the entire deferred tax asset.

At June 30, 2001, the Company has net a operating loss carryforward for federal income tax purposes of approximately $20,885,000, which is available to offset future taxable income, if any, through 2021. The Company also has alternative minimum tax credit carryforwards of approximately $225,000 available to reduce future federal income taxes, if any, over an indefinite period and research and development credit carryforwards of approximately $872,000 available to reduce future federal income tax, if any, through 2005.

The Company recognized income tax benefits of $84,000 in 2000 pertaining to the exercise of stock options, which are reflected in additional paid-in capital.

                                   State taxes are deemed insignificant and not separately disclosed.

 8.                       Stockholders’ Equity -

                                   Preferred Stock

In December 1998, the Board of Directors approved the plan to purchase K&R by issuing Series A convertible preferred stock (preferred stock), with certain powers, preferences, rights, qualifications, limitations and restrictions.  On December 18, 1998, the Company issued 1,499,998 shares of preferred stock to the shareholders of K&R (Note 2).  Holders of the preferred stock had the same voting rights as the Company’s common stockholders and had a liquidation preference of $5 per share.  The preferred stock was convertible at the option of the holder into common stock, initially at the rate of one share of common stock for each share of preferred stock, and had a guaranteed value of $5 per share on the maturity date of December 17, 2000.  The Plan provided for automatic conversion to common stock if the common stock traded at or above $5 per share for 30 consecutive calendar days and if the Company’s Board of Directors waived a two-year restriction on transferability of the shares of common stock issuable upon such conversion.  The automatic conversion was triggered on February 17, 2000.  As part of a noncompete agreement, which is in litigation, 100,000 shares of converted preferred stock were repurchased and cancelled.  Total net common shares issued in the conversion were 1,399,998.

                                   Common Stock

In June 2000, the Company authorized the repurchase of up to 2,000,000 shares of the Company’s common stock.  In October 2000, the Company authorized the repurchase of an additional 2,000,000 shares of the Company’s common stock.  During fiscal year 2001, the Company repurchased an aggregate of 2,416,400 of common stock.

                                   Stock Options and Warrants

The Company reserved 5,000,000 shares of common stock under the VirtualFund.com, Inc. 1996 Stock Incentive Plan, (Plan).  Under the Plan, incentive stock options and non-statutory stock options may be granted to key employees, directors, and consultants of the Company at exercise prices not less than 100% of the fair market value of the common stock at the date of grant and 110% for incentive stock options granted to individuals owning 10% or more of the Company’s common stock. The Plan is administered by a stock option committee appointed by the Board of Directors. The committee establishes all terms and conditions of each grant, except that, in the case of incentive options, the term may not exceed 10 years.  The Company also has a 1990 Restated Stock Option Plan.  No additional options may be granted under this Plan.  All previously granted options will remain outstanding for 10 years from the grant date.

Stock options and warrant activity is as follows:

		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Options	Price	Warrants	Price

Balance, June 30, 1998	3,629,039	$3.11	3,034,953	$6.91

Granted	1,736,500	2.00	—	—
Exercised	(25,000)	1.00	—	—
Forfeited	(603,650)	3.08	—	—

Balance, June 30, 1999	4,736,889	2.71	3,034,953	6.91

Granted	1,986,250	2.28	1,370,000	1.98
Exercised	(373,138)	2.52	—	—
Forfeited	(2,269,200)	2.74	—	—

Balance, June 30, 2000	4,080,801	2.54	4,404,953	5.37

Granted	710,000	0.26	—	—
Exercised(a)	—	—	(50,000)	1.59
Forfeited	(2,260,368)	2.70	(300,000)	2.00
Repriced — Old	(100,000)	4.00	—	—
Repriced — New	100,000	0.25	—	—

Balance, June 30, 2001	2,530,433	1.60	4,054,953	5.67

(a)           In January 2001, a warrant for 50,000 shares was redeemed in a cashless exercise for 8,302 shares of the Company’s common stock.

In May 2001, the Company’s Board of Directors approved the repricing of 100,000 nonstatutory stock options from the original exercise price of $4.00 per share to $.25 per share, resulting in an insignificant change to the original option intrinsic value assigned.

The per share weighted average fair value of stock options granted during 2001, 2000, and 1999 is $0.26, $0.99, and $1.14, respectively.

Options outstanding and exercisable at June 30, 2001, are as follows:

	Outstanding			Exercisable
		Weighted Average			Weighted
Range of			Remaining		Average
Exercise		Exercise	Contractual		Exercise
Prices	Options	Price	Life — Years	Options	Price

$.15 to 1.00	810,117	$0.26	5.2	735,117	$0.26
1.01 to 2.00	1,106,250	1.72	2.0	549,875	1.68
2.01 to 3.00	358,816	2.70	2.4	358,816	2.70
3.01 to 5.00	255,250	3.83	2.3	252,750	3.84
.15 to 5.00	2,530,433	1.60	3.1	1,896,558	1.61

                                    Warrants outstanding and exercisable at June 30, 2001, are as follows:

Range of		Weighted Average
Exercise		Remaining Contractual	Weighted Average
Prices	Warrants	Life-Years	Exercise Price

$1.50 to 2.00	1,020,000	8.3	$1.99
6.35 to 7.00	3,034,953	3.0	6.91
1.50 to 7.00	4,054,953	4.3	5.67

                                    Had the Company recognized stock option compensation expense based on grant-date fair value, consistent with the provisions of SFAS No. 123, the net income (loss) would be approximately as follows:

	Year Ended June 30,
	2001	2000	1999

Net income (loss):
As reported	$(24,006,464)	$19,081,423	$(7,823,113)
Pro forma	(24,291,939)	18,713,959	(8,305,228)
Net income (loss) per diluted share:
As reported	$(1.50)	$1.16	$(.50)
Pro forma	(1.51)	1.14	(.53)

The fair value of stock options and warrants is the estimated present value at grant-date using the Black-Scholes option pricing model with the following weighted average assumptions:

	Year Ended June 30,
	2001	2000	1999

Expected volatility	216%	85%	65%
Risk-free interest rate	4.9%	6.2%	5.9%
Expected life of options — years	5.0	4.5	4.5
Expected dividend yield	—	—	—

9.                          Commitments -

                                   Operating Leases

The Company leases certain equipment and facilities under operating leases.  The facilities leases require payments of property taxes, insurance, and maintenance costs in addition to basic rent and some contain renewal options for periods ranging from one to three years.

Certain of the facilities were leased from Grandchildren’s Realty Alternative Management Program I (GRAMPI), a Minnesota limited partnership controlled by the Company’s former CEO (Masters), and from TEAM Property Management Company (TEAM), a company controlled by three stockholders of the Company. The GRAMPI lease originally expired in 2010.  The Company vacated the space, discontinued rent payments and, in March of 2002, reached a settlement releasing the Company from any further obligation under the lease.  The lease with TEAM was cancelled in July 2001 by mutual consent with the RSPNetwork sale.

Rent expense was allocated to discontinued operations based on space occupied.  Rent expense under all operating leases for both continuing and discontinued operations (including property taxes, insurance, and maintenance costs) was as follows:

	Year Ended June 30,
	2001	2000	1999

GRAMPI	$955,051	$1,844,000	$1,682,000
TEAM	207,342	201,000	113,000
Other	169,140	1,327,000	1,390,000
	$1,331,533	$3,372,000	$3,185,000

                                   Future minimum operating lease payments are as follows:

Year Ending
June 30,	Gross Rents	Sublease	Net

2002	$172,093	$10,784	$161,309
2003	35,221	—	35,221
	$207,314	$10,784	$196,530

                                    Employee Benefit Plans

The Company had two qualified defined contribution 401(k) plans covering substantially all employees. One plan covered RSPNetwork employees and the other plan covered all other employees.  The plans offered employees a savings feature and Company matching contributions were discretionary.  The plans were combined in 2001, and no employer contributions were made in 2001, 2000, or 1999.  The Company intends to terminate the combined plan in 2002.

10.                   Related Party Transactions -

In December 2000, the Board of Directors engaged an independent consultant to review transactions between the Company and its former CEO and TimeMasters, Inc. (TMI), a corporation controlled by the former CEO. Based on the findings, the Company terminated these relationships and commenced legal action against the former CEO.  (Note 13 - Global Settlement Agreement - Masters)

In 2001, the Company deposited $1.5 million with a law firm to represent certain present and former directors and officers.  At June 30, 2001, the Company has $1.4 million remaining, which is included in prepaid expenses.

Transactions with related parties are as follows:

	Year Ended June 30,
	2001	2000	1999

Rent expense (GRAMPI)(a)	$955,051	$1,844,000	$1,682,000
Rent expense (TEAM)	207,342	201,000	113,000
Interest income(b)(c)	110,349	66,279	71,094
Interest income(d)	—	41,793	22,999
Interest expense(e)	—	796,347	497,574
Operating expenses:
Airplanes(f)	103,581	219,193	181,640
Clubhouse expenses(g)	3,846	20,277	22,260
Travel(h)	—	—	199,006
Consulting(i)	25,000	60,000	10,000
California apartment rent	16,000	35,200	23,541
California apartment utilities and other	4,633	656	4,339
Salary paid to former CEO’s second wife(j)	77,116	100,000	100,000
Equipment purchases(k)	—	5,505	31,903
Inventory purchases(l)	—	660,653	2,327,631

Balances outstanding with parties controlled by the former CEO are as follows:

	June 30,
	2001	2000	1999

Receivables and accrued interest(b)(g)	$1,925,369	$1,405,285	$1,048,767
Allowance for doubtful accounts(b)	(1,925,369)	—	—
Net receivable	$—	$1,405,285	$1,048,767

(a)          Pursuant to a lease dated December 31, 1995 and until January 10, 2001, the Company leased and occupied space in Eden Prairie, Minnesota from GRAMPI. The general partner of GRAMPI is TMI. One of the limited partners of GRAMPI is a trust (TRUST), of which a former director of the Company was trustee at the time of the lease negotiations and the minor children of the former CEO are the beneficiaries. Other limited partners appear to include the former CEO, his second and third wives (as joint tenants), as well as his brother and his brother’s spouse and children. In 1995, the Company retained the services of a law firm as well as an independent commercial real estate brokerage firm in negotiating the lease.

                        The Company leased 178,774 square feet of space under the above lease for a term of fifteen years (expiring December 31, 2010) with no renewal option.  The base rent escalated periodically over the lease term and obligated the Company to pay various operating expenses.  The current Board of Directors determined various potential fairness problems with the lease, which resulted in litigation (Note 13 - Global Settlement Agreements - Masters).

(b)         The Company performed services for and paid various amounts on behalf of TMI. The receivable from TMI of $206,711 at June 30, 1999, was combined with additional indebtedness into the $472,977 note described in (c).

(c)          Prior to 1999, GRAMPI borrowed $250,000 from the Company under a note guaranteed by the former CEO, collateralized by the Company’s common stock owned by GRAMPI and bearing interest at the prime rate plus 2.0%. In September 1999, the balance of the note was combined with additional borrowings during 1999 into a new $500,000 noninterest bearing note due September 1, 2000.  During 1999, the former CEO and TMI borrowed an additional $375,472, which was combined with $97,505 that was owed to the Company by TMI into a second note from the former CEO totaling $472,977, due September 1, 2000, with interest at 9.75%.  In 1999, the former CEO borrowed an additional $200,000 due September 1, 2000, with interest at 9.75%. These notes remain outstanding.  All three notes were collateralized by a deed of trust encumbering certain Montana real property owned by GRAMPI.  The Company determined in November 2000 that the deed of trust was defective as it was never recorded and the land was not owned by GRAMPI, but rather another entity controlled by the former CEO.  In October 2000, the Company loaned $430,000 to GRAMPI, due in calendar 2001 or as approved by the Board of Directors, with interest at the IRS effective tax rate and guaranteed by the former CEO.  Nonrecurring charges include allowances for the receivables from the former CEO and entities he controls, which includes principal and accrued interest due totaling approximately $1,925,000.  This amount was forgiven under the terms of the Global Settlement Agreement between the Company and Masters (Note 13)

(d)         K&R loaned funds to TEAM prior to the Company’s acquisition of K&R, which was among the assets acquired by the Company in the K&R acquisition.

(e)          Interest expense on revolving line of credit and capital leases with primary DGBU lender (a stockholder), which were retired with DGBU disposal.

(f)            The Company regularly used an airplane owned by a company owned or controlled 100% by the former CEO. The Company was charged $430 per hour for flight time.  The Company also paid a company, that may or may not be related to the former CEO, for pilot services at a daily rate of $376 for flight days and a daily rate of $330 for nonflight days.

(g)         The Clubhouse is a guesthouse located in Eden Prairie, MN, owned by either all or any of the following:  the former CEO, TRUST, the former CEO’s spouse, TMI, and/or GRAMPI.

(h)         The Company used the services of a travel agency that was controlled by the former CEO.

(i)             The former CEO’s current spouse was paid consulting services through a company she owns beginning in May 1999, at a monthly rate of $5,000.  Current management was unable to locate a contract specifying the work performed or defining the length of service, nor was management able to find tangible evidence of any work product produced by this Company and/or the former CEO’s current spouse in this consulting role. Current management and the Board of Directors were not informed that the former CEO’s current spouse owned this company or that payments were being made to it.

(j)             The former CEO’s second wife was a Company employee.  Under the divorce decree, the former CEO was not required to pay any alimony to his second wife as long as she was employed by the Company.  Subsequent to their separation, but before the divorce was final, the second wife’s base salary was increased by the former CEO from $58,000 to $100,000.  At the time of this salary increase, the second wife was the Company Secretary and Assistant Treasurer, a position she subsequently resigned. The Company investigated this, as well as allegations that the second wife went for long periods of time performing minimal or no Company business while drawing this salary.  The former CEO is also obligated to pay health club and educational expenses for his second wife under their divorce decree.  Those expenses were paid by the Company and are not included in the previous table.

(k)          The Company purchased hardware and software from TMI in 2000 and 1999 related to a wireless voice system.

(l)             Purchased from a greater than 5% shareholder.

In June 2001, the Board of Directors authorized bonus payments and option grants to certain directors for services rendered during 2001.

	Amount	Options

Current Chairman of the Board	$100,000	250,000
Current Vice-Chairman of the Board	100,000	250,000
Director	30,000	50,000

The options, granted outside the Company’s Stock Option Plan, are fully vested, nonqualified with a term of 5 years and a $0.16 per share exercise price.

In 2001, Messrs. Duoos and Adams, current Chairman and Vice-Chairmain of the Board, were paid $69,000 and $66,000, respectively, for their services as Board members dating back to 2000.

Transactions Subsequent to June 30, 2001

In the first and second quarter of 2001, for their services on the Board of Directors and based on letters from the Company dated August 23, 1999 and September 10, 1999, Messrs. Duoos and Adams, respectively, were granted each options to purchased 100,000 shares of the Company’s common stock at $2.00 and $1.65 per share, respectively.  These options vest at a rate of 25,000 over four years.  In July 2001, the Board repriced the options to $.15 per share.

In July 2001, the Special Compensation Committee of the Board of Directors authorized an agreement with the Company’s current Chairman of the Board (Chairman).  The agreement provides for the Chairman to be paid a monthly consulting services fee of $21,667 for 3 years plus 100,000 options exercisable at $0.15 per share, to be granted on each anniversary date.  If terminated by the Company, without cause, payment of the compensation is generally continued until the end of the term of the agreement.  The Company also authorized payment of his relocation expenses, which totaled $202,527.  In addition, the Chairman receives a monthly directors fee of $3,000 as well as reimbursement of out of pocket expenses of approximately $9,000 in 2001.

In July 2001, the Special Compensation Committee of the Board of Directors authorized an agreement with the Company’s current Vice-Chairman of the Board (Vice-Chair).  The agreement provides for the Vice-Chair to be paid a monthly consulting services fee of $12,500 for 3 years plus 100,000 options exercisable at $0.15 per share, to be granted on each anniversary date.  If terminated by the Company, without cause, payment of the compensation is generally continued until the end of the term of the agreement.  In August 2001, the Company also authorized a special consulting fee in the amount of $30,000 for services provided to the Company outside of the agreement for his monthly consulting services.  In addition, the Vice-Chair receives a monthly directors fee of $3,000 as well as reimbursement of out pocket expenses of approximately $33,000 in 2001.

In connection with the June and July 2001 agreements with the Chairman and Vice-Chair, the Company consulted with an independent specialist in this area.

In July 2001, the Board of Directors approved a loan program whereby the Company will loan up to $500,000 in total to outside Directors to buy stock from stockholders.  In August 2002, the Chairman and Vice-Chair each acquired Company stock and borrowed $73,314 under this program.

11.                    Supplemental Disclosures of Cash Flow Information -

	Year Ended June 30,
	2001	2000	1999
The Company paid (received) cash for:
Interest	$188,548	$193,641	$183,353
Income taxes, net	—	(73,496)	(118,827)

Noncash investing and financing activities:
Common stock issued for acquisition of Rymatics	1,031,250	—	—
Nonrecurring and restructuring charges	4,138,318	—	—
Convertible preferred stock issued for acquisition of K&R	—	—	7,500,000
Capital leases	—	—	115,318

12.                     Legal Proceedings -

Kittrell

In August 2000, the Company commenced litigation against Jaffray Communications, Inc., doing business as Vitesse Networks, Inc. (Vitesse) and its former President and COO Mark Kittrell in Hennepin County District Court.  The lawsuit alleges that Mr. Kittrell violated his agreement not to compete against the Company and that he, contrary to his contractual promises, recruited RSPNetwork employees to Vitesse and its subsidiaries.  The suit also alleges that Vitesse interfered with the contractual rights of RSPNetwork that prevented Mr. Kittrell from competing against it and the Company and from recruiting employees of RSPNetwork and the Company.  Finally, the suit alleges certain securities law violations and misrepresentations by Mr. Kittrell in connection with the conversion and sale of Company stock.  In connection with this lawsuit, Mr. Kittrell made a demand for arbitration, alleging breach of contract and breach of implied covenants of good faith and fair dealing.  Kittrell and the Company filed cross motions in the trial court regarding an arbitration clause in one of the contracts at issue in the case.  Prior to the Court hearing these motions, Kittrell and the Company agreed to arbitrate the disputes between them.  The suit against Vitesse was settled with Vitesse agreeing to pay $10,000, and both parties agreeing to drop all further claims.  The lawsuit against Kittrell went to arbitration in January 2002, with Kittrell prevailing.  The arbitrator awarded Kittrell, net of certain offsets, $2,708,073. Under terms of the final settlement, the Company paid Kittrell $2,137,547, transferred to him 400,000 shares of Muller Media, Inc. stock being held by the Company for investment purposes (book value of $60,188), and also transferred to him the rights to future earnout payments (having no book value) due the Company under terms of the agreement selling the assets of RSPNetwork to RSP Acquisitions.

Wiskus

In January 2001, Michael S. Wiskus brought an action against the Company in Minnesota state court, Hennepin County, for breach of contract and promissory estoppel.  This action was settled before reaching court, with the Company agreeing to pay Wiskus $95,000 in exchange for his release of all present and future claims against the Company.

Metiom

This matter commenced in February 2001, in the United States District Court for the District of Minnesota.  The Company sued Metiom, Inc. (Metiom) seeking a declaratory judgment that Metiom breached a September 29, 2000, Software Licensing Agreement by failing to timely deliver “ConnectTrade” software to it.  A few days later, Metiom filed a suit against the Company in the United States District Court for the District of New York, alleging that the Company breached the September 29, 2000, Software Licensing Agreement and is seeking $1,250,000, plus interest at 1% per month.  On July 29, 2002, a negotiated settlement was reached.  Under terms of the settlement, the Company paid Metiom $365,000 and entered into a mutual release of all current and future actions, causes of action, individual or class action claims or demands of any kind.

Feltl

In November 2000, Masters and GRAMPI attempted to convey real estate to John E. Feltl, which subsequently became subject to the Montana litigation (see below).  The Company joined Feltl as defendant in the Montana litigation, claiming that the conveyances were fraudulent.  The Company’s claims against Feltl were relinquished under terms of the March 11, 2002 Global Settlement Agreement (Note 13).

Masters

On December 1, 2000, the former CEO (Masters), purporting to act both individually and derivatively on behalf of the Company, filed an action in Minnesota state court against the Company and three of its directors, Edward S. Adams, Timothy R. Duoos and Roger Wikner. Masters’ complaint alleged breach of fiduciary duty, corporate waste and violations of the Minnesota Business Corporation Act and requested that the Court act to temporarily restrain the defendants from (i) selling shares of the Company or its subsidiaries, (ii) terminating or changing the job description of any employee of the Company, (iii) selling assets of the Company or its subsidiaries except in the ordinary course of business, (iv) materially changing any business relationship of the Company, (v) interfering with the scheduling of a shareholders’ meeting by Masters to elect new directors or remove all directors with the exception of Masters and Steve Fisher, (vi) diminishing the global operating performance of the Company’s web site, and (vii) preventing employees or directors from communicating with Masters. Moreover, Masters wanted to be allowed to remove his personal property from the Company’s premises.  On December 5, 2000, the Court denied Masters’ motion for a temporary restraining order in its entirety. The Company thereafter asserted counterclaims against Masters seeking to recover damages arising from breach of fiduciary duty, wrongful use of corporate assets and failure to repay personal loans Masters had received from the Company. At a second injunction hearing held on January 5, 2001, the Court denied Masters’ renewed motion for a temporary injunction. After the Company and the director defendants filed motions to dismiss Masters’ complaint, Masters stipulated to the dismissal of his claims. His derivative claims were dismissed with prejudice by the Court on February 12, 2001, and any personal claims dismissed without prejudice.  The Court entered a judgment against Masters regarding the repayment of personal loans.  The Company agreed to release Masters from this judgment under terms of the Global Settlement Agreement, dated March 11, 2002 (Note 13).

Montana

On December 18, 2000, the Company filed an action in Montana state court against Masters, and two other entities affiliated with Masters. The Company asserted that Masters and/or GRAMPI purported to grant a security interest to the Company in Montana properties actually owned by another Master’s affiliate, Masters Trust I. The Deed of Trust necessary to create the security interest was never recorded. The complaint sought a declaration that the Company has a security interest in three parcels of real property owned by the Masters’ affiliate. In addition to filing the complaint, the Company filed the necessary documents to restrict Masters’ or GRAMPI’s ability to convey any of the affected parcels of real property while the lawsuit was pending.  This action was dropped under terms of the Global Settlement Agreement between Masters and the Company, dated March 11, 2002 (Note 13).

GRAMPI

On January 10, 2001, the Company commenced an action in Hennepin County District Court against Masters and GRAMPI.  The action sought, among other things, to void the lease of space in a business complex owned by GRAMPI on the grounds that the lease was unfair, unreasonable, and unduly benefited Masters, in violation of Masters’ fiduciary duties to the Company.  The action also sought the return of profits realized by Masters as a result of his self-dealing regarding the purchase of the business complex, the lease, and other real estate transactions with the Company.  In March 2001, GRAMPI asserted a counterclaim against the Company for breach of the lease contract.  The GRAMPI claims against the Company exceeded $9 million.  Masters also asserted a personal counterclaim at that time for breach of an alleged employment contract with the Company.  Both the Company’s and Masters’ actions were withdrawn under terms of the Global Settlement Agreement dated March 11, 2002 (Note 13).

Manugistics

Contrary to explicit instructions received from the majority of the Board of Directors, Masters signed, on behalf of the Company, a software licensing agreement with a company called Manugistics and initiated the wire transfer of an initial payment of $2.5 million.  The Company refused to honor the contract alleging that Manugistics was aware of Masters acting outside of his powers and authorities when signing the contract and wiring the money.  Manugistics commenced an action against the Company in federal court in Maryland on December 5, 2000, alleging breach of contract.  The Company filed in early February 2001 its Answer and Counterclaims for Rescission and Declaratory Judgment (Claim) that the alleged contract was not valid.  The Company requested that the Court impose a constructive trust over the $2.5 million Manugistics received.  The Claim alleged that Manugistics was guilty of conversion and was unjustly enriched.  The Claim also sought a declaratory judgment that the contract was null and void, or that the Court rescind the contract.  The parties settled the litigation on July 6, 2001.  Manugistics paid $1.3 million to the Company in July 2001, which is included in receivables at June 30, 2001.  The parties agreed to mutually and completely release each other from any further claims.

Thurn et al.

In February 2001, the Company commenced an action in Hennepin County District Court against Timothy N. Thurn, Nancy Masters Sawyer, and Danny J. Vatland. The Company sought money damages against the defendants for breaches of their employment agreements and/or their fiduciary duties. Moreover, the Company sought to have the Court declare that the defendants breached their respective employment agreements and were therefore not entitled to any further compensation or benefits under those agreements and that these agreements are rescinded. The Company claimed that Thurn violated his contractual and/or fiduciary duties as Chief Financial Officer and/or Treasurer of the Company, one of the violations being the transfer of $2.5 million to Manugistics, even though he was aware or should have been aware that the Company’s Board of Directors had restricted Masters’ authority to enter into the transaction with Manugistics.  The Company claimed Masters Sawyer breached her duties as former Secretary/Assistant Treasurer and most recently as Vice-President of Operations, amongst others, by receiving excessive unapproved compensation, failing to disclose contracts and transactions that were contrary to the Company’s interest, and failing to perform the tasks and duties of her position due to excessive, unexplained absenteeism.  The Company claimed that Vatland as Vice President of Advanced Technology  Development and/or Chief Technology Officer breached his duties because he failed to disclose and furthered contracts and transactions by corporate officers and/or directors that were contrary to the Company’s interest, and because he furthered the use of Company funds and/or assets, which were not in furtherance of the Company’s interest and were not authorized or were in contravention of directives issued or restrictions placed by the Company’s Board of Directors.  All defendants denied the Company’s claims and raised various counterclaims, including counterclaims for severance payments, breach of contract and violation of the Workers Adjustment Retraining Notification Act.  Vatland and Thurn claimed to be entitled to 12 months of severance pay and Masters Sawyer claimed to be entitled to 36 months of severance pay.  Vatland further contended that he was entitled to pay of $75,000 per year, covering a period of time after he voluntarily had his base compensation reduced from $250,000 to $175,000.  The Company settled all claims in June 2001.  In consideration for payments from the Company in the amounts of $157,500, $45,000, and $55,000, respectively, to Vatland, Thurn, and Masters Sawyer, respectively, the parties mutually released each other from any further claims and agreed to execute a stipulation for dismissal with prejudice.

Ryan

In September 2000, former Executive Vice President Thomas Ryan brought a lawsuit in Hennepin County District Court against the Company and its former subsidiary, Colorspan Corporation, alleging that he is entitled to severance payments and performance options based upon an employment agreement with Colorspan.  Mr. Ryan sought damages of $175,000 in addition to performance options and attorney fees.  The matter was tried before a jury and on October 2, 2001, the jury entered a verdict in favor of the Company.  Mr. Ryan is seeking to appeal the verdict.

                                   Other

During fiscal 1999, the Company recorded other income, which is included in discontinued operations, of $1,500,000 as a result of the settlement of a lawsuit filed by ColorSpan Corporation against Sentinel Business Systems, Inc.  The Company received $1,150,000 in cash in May 1999, as was required by the agreement.  The $350,000 balance owed to the Company was paid in fiscal 2000.

13.                     Subsequent Events -

Global Settlement Agreement — Masters

On March 11, 2002, the Company entered into a Global Settlement Agreement with Masters, TMI, GRAMPI, David Norlander — individually and as Trustee of and on behalf of Masters Trust I, Realty Settlement, LLC, and Jessica Tran-Masters.  The parties gave each other mutual and complete releases for any claims and judgments, thereby ending the legal proceedings summarized in Note 12 (“Feltl,” “Masters,” “Montana,” and “GRAMPI”).  The Company agreed to convey to Masters or his designee all of the Company’s assets pertaining specifically and solely to B2BXchange, and pay to Masters or his designee the amount of $600,000, which included payment of Masters’ attorneys’ fees.  Masters, in turn, agreed to transfer to the Company all shares of Company stock and all warrants owned or controlled by Masters, GRAMPI, Masters Trust I, TimeMasters, any parent, sibling, spouse (whether current or future), child, or grandchild.

Investment — Common Stock

At various times during October and November 2001, the Company made an aggregate investment of $1,007,000 for 601,400 shares of Cone Mills Corporation common stock, a publicly traded company, a producer of denim and decorative fabrics. Commissions of approximately $36,000 were paid on the purchase of these shares to Equity Securities Investments, Inc. (Equity), a company whose president is the Vice-Chair of the company.  The Company joined an existing investor group and in connection therewith executed an agreement with Equity on the same terms as other members of the group. Under terms of such agreement, the Company agreed to pay a 20% advisory fee on the gain from the sale of securities purchased through Equity.  The agreement also requires 20% of the appreciation on certain securities and reflected at December 31 to be paid to Equity. In May and June 2002, 235,100 of these shares were sold for a net gain of $446,874.  Commissions of $121,086 were paid to Equity on the sale of these shares.

Investment — Temporary Subordinated Loan Agreement

On October 30, 2001, the Company entered into a Temporary Subordinated Loan Agreement with Equity.  Under terms of the loan, the Company loaned Equity $1,350,000 at 10% interest.  The loan was repaid with interest on December 28, 2001.

Investment - Convertible Notes

On November 8, 2001, the Company entered into an arrangement with Cash Systems, Inc. (Borrower), a national provider of cash access services to the gaming and retail industries, to loan them up to $500,000 in the form of convertible notes.  On November 8, 2001, the Company loaned the Borrower $200,000 and an additional $200,000 was loaned on March 1, 2002.  The notes mature on November 8, 2003, pay interest at 12.5%, pay principal and interest on a monthly basis, and require the Borrower to grant the Company a security interest in a cash account which is required to maintain a minimum of $300,000 during the term of the loan.  Additionally, the agreement contains personal guarantees of the President and CEO of the Borrower and a pledge of certain shares of his stock.  The notes are convertible into common stock of the Borrower at an exercise price of $2 per share.  The agreement also indicates that the Company will receive warrants to purchase up to 125,000 shares of common stock of the Borrower, dependent upon the level of borrowings.  The exercise price of the warrants is $2 per share.  Commissions of $65,000 and warrants to purchase 50,000 shares of common stock were paid and issued, respectively, by the Borrower to Equity.

Investment - Common Stock/Convertible Notes

On October 24, 2001, the Company invested $305,000 for an 80% ownership position in Business Translation Services, Inc. (BTSV).  On November 12, 2001, the Company loaned $300,000 to BTSV under the terms of a 10% convertible promissory note, payable in three installments over 12 months.  The note is convertible into the common stock of BTSV at $.50 per share.  On November 12, 2001, BTSV merged with Muller Media, Inc. under a plan of reorganization within the meaning of Section l68 of the Internal Revenue Code, and BTSV’s name was changed to Muller Media, Inc (Muller).  Muller guaranteed the convertible promissory note, issued a warrant to the Company to purchase 1,200,000 shares of Muller common stock at an exercise price of $.125 per share, and agreed to issue to the Company 2,000,000 shares of its common stock in the event of default. Before taking into account the effects of exercising the warrant, the Company’s ownership in Muller is approximately 16%.  Under terms of the Kittrell Settlement (Note 12), 400,000 shares of Muller were transferred to Kittrell in May 2002, reducing the Company’s ownership to approximately 13%.

Commissions of $107,550 were paid to Equity who represented the Company in this transaction, along with 700,000 shares of Muller common stock, and warrants for 1,000,000 shares of common stock.

In July 2002, Muller, claiming unspecified damages, defaulted on payment of a $300,000 note payable to the Company.  The Company intends to actively pursue collection of this note, and in 2002 established a reserve equal to the full amount of the note.

Options Awarded to Board of Directors

In July 2002, the Board of Directors awarded options to purchase 100,000 shares of the Company’s common stock to its Chairman, Vice-Chair, and each director.  The options vest immediately, have a term of five years, and have an exercise price of $.05 per share — 120% of the closing price of the Company’s common stock on the day closest to the option issue date.

Other

All marketable securities are held in an account with Equity who represented the Company.  All transactions between the Company and Equity are in accordance with agreements approved by the Company’s Board of Directors.

Investment — Private Placement

In May 2002, the Company paid $200,000 for 208,333 private placement common units of a non-public Illinois company that provides billing, collections and reimbursement services for healthcare industry clients.  If all the private placement units were sold, the Company would hold a 3.4% ownership position.

14.                     Uncertainties -

Ongoing legal proceedings involving the Company are significant to the Company’s financial position.  The consolidated financial statements include estimated accrued amounts that, in management’s opinion, are sufficient to adequately reflect payments required under the terms of the various settlements and related legal expenses incurred subsequent to June 30, 2001.  The Company is unaware of any material existing or potential future legal proceedings for which additional amounts need to be accrued.

15.                    Quarterly Results of Operations (Unaudited) -

                                   In thousands, except per share data

                                   (Quarters restated for discontinued operations)

	Quarter
Year Ended June 30, 2001	First	Second	Third	Fourth	Total

Net sales:
Continuing	$—	$—	$—	$—	$—
Discontinued	1,490	1,590	1,483	1,249	5,812
	$1,490	$1,590	$1,483	$1,249	$5,812

Gross profit:
Continuing	$—	$—	$—	$—	$—
Discontinued	272	423	413	413	1,521
	$272	$423	$413	$413	$1,521

Net income (loss):
Continuing	$(1,288)	$(6,668)	$(2,331)	$(1,940)	$(12,227)
Discontinued	(2,700)	(9,395)	(325)	1,229	(11,191)
Sale of discontinued operations	—	—	—	(588)	(588)
	$(3,988)	$(16,063)	$(2,656)	$(1,299)	$(24,006)

Income (loss) per common share — basic and diluted:
Continuing	$(0.07)	$(0.42)	$(0.15)	$(0.12)	$(0.76)
Discontinued	(0.16)	(0.60)	(0.02)	0.08	(0.70)
Sale of discontinued operations	—	—	—	(0.04)	(0.04)
	$(0.23)	$(1.02)	$(0.17)	$(0.08)	$(1.50)

	Quarter
Year Ended June 30, 2000	First	Second		Third	Fourth		Total

Net sales:
Continuing	$—	$—		$—	$—		$—
Discontinued	19,656	19,166		18,423	12,514		69,759
	$19,656	$19,166		$18,423	$12,514		$69,759

Gross profit:
Continuing	$—	$—		$—	$—		$—
Discontinued	7,594	7,685		7,848	5,161		28,288
	$7,594	$7,685		$7,848	$5,161		$28,288

Net income (loss):
Continuing	$(1,193)	$(1,321	)(a)	$(1,279)	$(984)		$(4,777)
Discontinued	(230)	(1,359)		(656)	(9,675)		(11,920)
Sale of discontinued operations	—	14,555		—	21,223	(a)	35,778
	$(1,423)	$11,875		$(1,935)	$10,564	(a)	$19,081

Net income (loss)
per common share — basic and diluted:
Continuing	$(0.08)	$(0.08	)(a)	$(0.07)	$(0.06	)(a)	$(0.29)
Discontinued	(0.01)	(0.09)		(0.04)	(0.55)		(0.72)
Sale of discontinued operations	—	.92	(a)	—	1.21	(a)	2.17
	$(0.09)	$.75		$(0.11)	$0.60		$1.16

(a)          The income tax benefit of $14,555 recorded in the second quarter 2000 was originally attributed to continuing operations.  That amount was reclassified to sale of discontinued operations to match the fiscal year presentation.

Schedule II

VirtualFund.com, Inc. and Subsidiaries
Valuation and Qualifying Accounts
Year Ended June 30, 2001, 2000, and 1999

	Balance at Beginning of Year	Charged to Costs and Expenses	Accounts Written Off	Balance at End of Year

Allowance for doubtful
accounts and sales returns

2001	$—	$1,600	$—	$1,600
2000	—	—	—	—
1999	—	—	—	—

Allowance for doubtful receivable from former CEO

2001	$—	$1,925,400	$—	$1,925,400
2000	—	—	—	—
1999	—	—	—	—

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on December 19, 2002.

VirtualFund.com, Inc.

By:	/s/ Timothy R. Duoos
Chairman of the Board

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Timothy R. Duoos and Edward S. Adams and each of them, jointly and severally, his attorneys-in-fact, each with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Timothy R. Duoos	Director, Chairman of the Board	December 19, 2002
Timothy R. Duoos

/s/ Edward S. Adams	Director, Vice Chairman of the Board	December 19, 2002
Edward S. Adams

/s/ Joseph D. Pupel	Interim Chief Executive Officer (principal executive officer and principal accounting officer)	December 19, 2002
Joseph D. Pupel

/s/ John Cavanaugh	Director	December 19, 2002
John Cavanaugh

/s/ Edward M. Graca	Director	December 19, 2002
Edward M. Graca

/s/ Stephen Fisher	Director	December 19, 2002
Stephen Fisher

CERTIFICATION

I, Joseph D. Pupel, certify that:

1.               I have reviewed this annual report on Form 10-K of VirtualFund.com, Inc.;

2.               Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.               Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: December 19, 2002

/s/ Joseph D. Pupel
Joseph D. Pupel,
Interim Chief Executive Officer (principal executive officer and principal accounting officer)

EXPLANATORY NOTE REGARDING CERTIFICATION: Representations 4, 5 and 6 of the Certification as set forth in Form 10-K have been omitted, consistent with the Transition Provisions of SEC Exchange Act Release No. 34-46427, because this Annual Report on Form 10-K covers a period ending before the Effective Date of Rules 13a-14 and 15d-14.

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit

2.1

Agreement and Plan of Merger, dated as of December 18, 1998, by and among  VirtualFund.com, Inc., Virtual Acquisition Corp. I, K&R Technical Services, Inc., and the shareholders of K&R Technical Services, Inc. Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on December 31, 1998.

2.2

Asset Purchase Agreement, dated as of June 7, 2000, by and between VirtualFund.com, Inc. and MacDermid Incorporated. Incorporated by reference to Exhibit 10.7 to the Company’s Form 8-K filed June 27, 2000.

2.3

Asset Purchase Agreement effective as of July 23, 2001, by and between RSPNetwork, Inc., VirtualFund.com, Inc. and RSP Acquisitions, LLC.  Incorporated by reference to Exhibit 2 to the Company’s Form 8-K filed August 7, 2001.

3.1	Articles of Incorporation of the Company as amended March 24, 1994. Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-K for the year ended June 30, 1994.

3.2

LaserMaster Technologies, Inc. Minutes of Shareholder Meeting dated April 3, 1998 which amends Article I of the Articles of Incorporation to change the Company name to VirtualFund.com, Inc. Incorporated by reference to Exhibit 10.6 to the Company’s Report on Form 10-K for the fiscal year ended June 30, 1998.

3.3	Restated Bylaws of the Company as amended March 24, 1994. Incorporated by reference to Exhibit 3.2 to the Company’s report on Form 10-K for the fiscal year ended June 30, 1994.

3.4

Amended Article III of the Articles of Incorporation of the Company, as amended September 5, 2000.  Incorporated by reference to Exhibit 3.5 to the Company’s 10-K for the fiscal year ended June 30, 2000.

4.1

Rights Agreement, dated as of October 9, 1998, between VirtualFund.com, Inc. and Norwest Bank Minnesota, N.A., which includes Exhibit A thereto [the form of Certificate of Designation of Series A Junior Participating Preferred Stock], and Exhibit B thereto [the form of Rights Certificate]. Incorporated by reference to the Company Form 8-A12G filed October 29, 1998.

4.2

Certificate of Designation of the Powers, Preference and Rights, and Qualifications, Limitations and Restrictions, of Series A Convertible Preferred Stock of VirtualFund.com, Inc.  Incorporated by reference to Exhibit 4.1 to the Company’s Form 10-Q filed February 17, 1999.

10.1	LaserMaster Technologies, Inc. 1990 Restated Stock Option Plan, as amended. Incorporated by reference to Exhibit 10.1 to the Company’s report on Form 10-K for the fiscal year ended June 30, 1991.

10.2	Representative Form of Incentive Stock Option. Incorporated by reference to Exhibit 10.1 to the Company’s report on Form 10-K for the fiscal year ended June 30, 1991.

10.3	Representative Form of Non-Qualified Stock Option. Incorporated by reference to Exhibit 10.3 to the Company’s report on Form 10-K for the fiscal year ended June 30, 1991.

10.4	LaserMaster Technologies, Inc. 1996 Stock Incentive Plan. Incorporated by reference to the Company’s Form S-8 Registration Statement filed August 30, 1996 (No. 333-11157.)

10.5	Representative Form of Director’s Non-Qualified Stock Option Agreement and Schedule of Directors Non-Qualified Stock Options.

10.6	First Industrial, L.P., Industrial Building Lease. Incorporated by reference to Exhibit 10.2 to the Company’s report on Form 10-K for the fiscal year ended June 30, 1996.

10.7	Employment Agreement with Robert J. Wenzel. Incorporated by reference to Exhibit 10.4 to the Company’s report on Form 10-K for the fiscal year ended June 30, 1995.

10.8

Use Indemnification Agreement dated November 1, 1991 covering property located at 12790 Century Lane, Eden Prairie, Minnesota.  Incorporated by reference to the Company’s report on Form 10-Q for the period ended December 31, 1991.

10.9	Employment Agreement with Nancy Sawyer Masters. Incorporated by reference to Exhibit 10.3 of the Company’s Form 10 Registration.

10.10

Promissory Note with Grandchildren’s Realty Alternative Program I, L.P., Pledge Agreement and Guaranty.  Incorporated by reference to Exhibit 10.7 to the Company’s report on Form 10-K for the fiscal year ended June 30, 1998.

10.11	Promissory Note receivable from Steve Fisher. Incorporated by reference to Exhibit 2.1 to the Company’s report on Form 8-K filed December 31, 1998.

10.12

Amended and Restated Lease for property in Shady View I & II dated December 1995 between LaserMaster Corporation and GRAMPI.  Incorporated by reference to Exhibit 10.3 to the Company’s report on Form 10-Q for the period ended December 31, 1995.

10.13	Promissory Note dated January 17, 1996 by LaserMaster Corporation to TimeMasters, Inc. Incorporated by reference to the Company’s report on Form 10-Q for the period ended December 31, 1995.

10.14

Warrants for the purchase of common stock of LaserMaster Technologies, Inc. issued to TimeMasters, Inc. dated January 17, 1996.  Incorporated by reference to the Company’s report on Form 10-Q for the period ended December 31, 1995.

10.15	Promissory Note from Team Property Management. Incorporated by reference to Exhibit 2.1 to the Company’s report on Form 8-K filed December 31, 1998.

10.16	Lease Agreement between Creo Property B.V. c/o Jacobus Recourt Vastgoed B.V. Incorporated by reference to the Company’s report on Form 10-K/A-2 filed May 10, 2001.

10.17

Sublease Agreement between Annex Medical, Inc. and LaserMaster Corporation dated March 19, 1993.  Incorporated by reference to Exhibit 10.16 to the Company’s report on Form 10-K for the fiscal year ended June 30, 1993.

10.18	Employment Agreement with Tim Thurn dated February 9, 1996. Incorporated by reference to the Company’s report on Form 10-K/A-2 filed May 10, 2001.

10.19

Findings of Fact, Conclusions of Law, Order of Judgment and Decree In re the Marriage of Nancy Lynn Sawyer and Melvin Leroy Masters, dated December 30, 1994.  Incorporated by reference to the Company’s report on Form 10-K/A-2 filed May 10, 2001.

10.20*	Letters to Tim Duoos, dated August 23, 1999 and November 30, 1999, relating to compensation for services as director and consultant.

10.21*	Letters to Ed Adams, dated September 10, 1999 and November 30, 1999, relating to compensation for services as director and consultant.

10.22*	Consulting Agreement with MSJ & Associates, LLC, controlled by Monte Johnson, effective as of May 1, 2001.

10.23*	Special Committee Compensation Agreement with Timothy R. Duoos, dated July 1, 2001.

10.24*	Special Committee Compensation Agreement with Edward S. Adams, dated July 1, 2001.

23.1	Consent of Deloitte & Touche LLP.

23.2	Consent of KPMG LLP.

23.3	Consent of Lurie Besikof Lapidus & Company, LLP.

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

*       Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.