Form 10KSB
period 2002-06-30
VIRTUALFUND COM INC
filed 2002-12-20
CIK 857470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2002

OR

☐	TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission file number:  0-18114

VirtualFund.com, Inc.

(Exact name of small business issuer in its charter)

Minnesota	41-1612861
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

13911 Ridgedale Drive, Suite 477, Minnetonka, Minnesota  55305

(Address of principal executive office, including zip code)

Issuer’s telephone number, including area code:  (952) 345-0480

Securities registered pursuant to Section 12(b) of the Act:  None

Name of Each Exchange on Which Registered:  None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.01 par value per share

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐  No ☒

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of Company’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

State Issuer’s revenues for its most recent fiscal year:  June 30, 2002 - $-0-

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days:  $995,687.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  15,203,617 shares of Common Stock outstanding on November 14, 2002.

DOCUMENTS INCORPORATED BY REFERENCE

None

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Business Development

VirtualFund.com, Inc., referred to as “VirtualFund,” “VFND,” “the Company,” “Management,” “us,” “our,” and “we” in this Form 10-KSB, was incorporated under the laws of Minnesota as Acquerre Corporation in April 1988.  After various name changes, the Company changed its name to VirtualFund.com, Inc. on April 3, 1998.

The Company formerly operated two business segments: the Digital Graphics Business Unit (“DGBU”) and the Internet Services Business Unit (“ISBU”):

•                    The DGBU - comprised of ColorSpan Corporation, its subsidiaries and Kilborn Photo Products, Inc. - designed, manufactured, marketed and sold wide-format digital color printers, print servers, color management software, inks and specialty-coated media for graphic arts professionals.

•                    The ISBU, started in fiscal 1999, designed and developed technology solutions for the Internet-based B2B economy.  ISBU products and technologies targeted Small businesses, Middle-market companies and Enterprise workgroups (“SME companies”).  The ISBU was divided into two operating groups, the Venture Resource Group and the Commerce Environment Operating System.  Venture Resource Group included two subsidiaries wholly owned by VFND: (i) B2BXchange, Inc. (“B2BXchange”) (this subsidiary was formed in fiscal year 2001 after the initial product debut in October 1999) and (ii) RSPNetwork, Inc. (“RSPNetwork”).  The ISBU also included short-lived activities related to Rymatics Software, LLC.

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

On July 23, 2001, the Company became a party to an Asset Purchase Agreement between RSPNetwork, Inc. (“RSPN”), the Company (as sole shareholder of RSPN), and RSP Acquisitions, LLC.  Pursuant to the Asset Purchase Agreement, RSPN sold substantially all of its assets and business to RSP Acquisitions, LLC for a purchase price consisting of the assumption of certain liabilities and payments of up to $1,000,000 based on an earnout formula.

Business

Currently, the Company is not operating as a revenue-generating business.  The Board is actively pursuing options regarding the future use of its residual assets by examining various potential business acquisitions and other options for utilization or distribution of its assets.

Prior to and after removal of Masters as Chairman of the Board and Chief Executive Officer at the Special Shareholders Meeting held on May 18, 2001, the Board was winding down the Company’s operations.  After sale of the Company’s last operation, RSPNetwork, on July 23, 2001, the Company no longer had any employees.   The Board began focusing efforts on settling remaining employment contracts, negotiating vendor disputes, and litigating multiple lawsuits resulting from the restructuring and downsizing.  See Item 3 — Legal Proceedings.

Employees

The Company has no employees, but has engaged a consultant to serve as interim CEO and handle the Company’s finance, reporting and administrative functions. The Company is actively pursuing potential business acquisitions and other opportunities, and these activities are conducted under the direction of the Board of Directors, principally through its Chairman and Vice-Chairman.

ITEM 2.  DESCRIPTION OF PROPERTY

The Company currently leases 300 square feet of office space in Minnetonka, Minnesota for a monthly base rent of $495.  The lease can be terminated with 90 days written notice.  The Company also leases, on a month-to-month basis, approximately 1,000 square feet of climate-controlled space for record storage.  The monthly rent for this space is $500.  Because of the limited exposure with respect to both premises, the Company has elected to self-insure against losses.

Prior to moving into the space in Minnetonka, we leased 7,420 square feet of office space in Eden Prairie, Minnesota.  The monthly base rent for this space was $11,748.  This lease was for two years, and was not renewed after it expired on April 30, 2002.

We also leased 6,435 square feet of warehouse space located at 6815-25 Shady Oak Road, Eden Prairie, Minnesota.  This property was subleased to MacDermid through September 30, 2001.  This lease, which calls for a base monthly rent of $3,590, expires on March 31, 2003.  Beginning October 2001, we subleased the property to a third party, under the same terms and conditions as contained in the original lease.

During fiscal 2001, the leases for property in Santa Clara, California, San Jose, California, and Chicago, Illinois were terminated with no remaining obligations to the Company.

On July 23, 2001, our lease commitment in Cedar Falls, Iowa was assigned to the acquirer of the RSPNetwork business.

In March 2002, we resolved legal proceedings regarding the office and warehouse space we occupied until January 2001 in Eden Prairie and regarding premises previously leased by us in Montana.  See Item 3, Legal Proceedings.

ITEM 3.  LEGAL PROCEEDINGS

Kittrell Litigation

In August 2000, the Company and a wholly owned subsidiary commenced suit against Jaffray Communications, Inc., doing business as Vitesse Networks, Inc. (“Vitesse”), and the Company’s former President and COO Mark Kittrell in Hennepin County District Court in the State of Minnesota. The lawsuit alleged that Mr. Kittrell violated his agreement not to compete against VirtualFund and its subsidiaries and that he, contrary to his contractual promises, recruited RSPNetwork employees to Vitesse and its subsidiaries. The suit also alleged that Vitesse interfered with the contractual rights of RSPNetwork that prohibited Mr. Kittrell from: (a) competing against it and VirtualFund; and (b) recruiting employees of RSPNetwork and VirtualFund. Finally, the suit alleged certain securities law violations and misrepresentations by Mr. Kittrell in connection with the conversion and sale of VirtualFund stock.  In connection with this lawsuit, Mr. Kittrell made a demand for arbitration, alleging breach of contract and breach of implied covenants of good faith and fair dealing. Kittrell and the Company had filed cross motions in the trial court regarding an arbitration clause in one of the contracts at issue in the case. Prior to the Court hearing these motions, Kittrell and the Company agreed to arbitrate the disputes between them, and the Company placed $2,000,000 with an escrow agent.  The suit against Vitesse was settled with Vitesse agreeing to pay $10,000 to VirtualFund, and both parties to the suit agreeing to drop all further claims.  The suit against Kittrell went to arbitration in January 2002, with Kittrell prevailing.  The arbitrator awarded Kittrell, net of certain offsets, $2,708,073.  Under terms of a negotiated settlement, the Company paid Kittrell $2,137,547, transferred to him 400,000 shares of Muller Media, Inc. stock held by the Company and having a book value of $60,188, and also transferred to him the rights to future earnout payments (having no book value) due the Company under terms of the agreement selling the assets of RSPNetwork to RSP Acquisitions.

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

Manugistics Litigation

In November 2000, contrary to explicit instructions received from the majority of the Board of Directors, Masters signed — on behalf of the Company - a software licensing agreement with Manugistics, and initiated the wire transfer of an initial payment in the amount of $2.5 million to Manugistics.  The Company refused to honor the contract, alleging that Manugistics was aware of Masters acting outside of his powers and authorities when signing the contract and wiring the money.  Manugistics commenced an action against the Company in federal court in Maryland on December 5, 2000, alleging breach of contract. The Company filed in early February 2001 its Answer and Counterclaims for Rescission and Declaratory Judgment that the alleged contract was not valid. The Company requested on November 22, 2000 that the Court impose a constructive trust over the $2.5 million paid to Manugistics. It alleged that Manugistics was guilty of conversion and was unjustly enriched. It also sought a declaratory judgment that the contract was null and void, or that the Court rescind the contract, ab initio.  The parties settled the litigation on July 6, 2001 with Manugistics paying $1,300,000 back to the Company.  The parties agreed to mutually and completely release each other from any further claims.

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

Montana Litigation

On December 18, 2000, the Company filed an action in Montana state court against Melvin Masters and two other entities affiliated with Melvin Masters. The Company asserted that Masters and/or Grandchildren’s Realty Alternative Management Program I Limited Partnership (“GRAMPI”), a Minnesota limited partnership controlled by Masters, purported to grant a security interest to the Company in Montana properties actually owned by another Master’s affiliate, Masters Trust I. The Deed of Trust necessary to create the security interest was never recorded. The complaint sought a declaration that the Company has a security interest in 3 parcels of real property owned by the Masters’ affiliate. This action was dropped under terms of the Global Settlement Agreement dated March 11, 2002 between the Company and Masters (see below).

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

Global Settlement Agreement - Masters

On March 11, 2002, the Company (VirtualFund.com, Inc. and ColorSpan Corporation) entered into a Global Settlement Agreement with Masters, TMI, GRAMPI, David Norlander — individually and as Trustee of and on behalf of Masters Trust I, Realty Settlement, LLC, and Jessica Tran-Masters.  The parties executed mutual and complete releases from any claims and judgments, thereby ending the legal proceedings summarized above (“Feltl,” “Masters,” “Montana,” and “GRAMPI”).  The Company agreed to convey to Masters or his designee all of the Company’s assets pertaining specifically and solely to B2BXchange, and pay to Masters or his designee $600,000, which included payment of Masters’ attorneys’ fees.  Masters, in turn, agreed to transfer, or cause to be transferred, to the Company all shares of VirtualFund stock and all warrants owned or controlled by Masters, GRAMPI, Masters Trust I, TimeMasters, any parent, sibling, spouse (whether current or future), child, or grandchild.

Wiskus Litigation

In January 2001, Michael S. Wiskus brought an action against the Company in Hennepin County District Court for breach of contract and promissory estoppel related to unpaid expenses incurred for the refurbishment of an aircraft, and early termination of a sponsorship agreement. This action was dropped by Wiskus on May 1, 2002, with the Company agreeing to pay Wiskus $95,000 in exchange for his release of all present and future claims against VirtualFund.com, Inc.

Metiom Litigation

In  February 2001, the Company commenced an action in the United States District Court for the District of Minnesota against Metiom, Inc. (“Metiom”) seeking a declaratory judgment that Metiom breached a September 29, 2000 Software Licensing Agreement by failing to timely deliver “ConnectTrade” software to it.  A few days later, Metiom filed a suit against VirtualFund in the United States Bankruptcy Court for the Southern District of New York, alleging that VirtualFund breached the September 29, 2000 Software Licensing Agreement and seeking $1,250,000, plus interest at 1% per month. In April 2002, the New York bankruptcy court denied Metiom’s motion for summary judgment. Prior to that, the Minnesota court denied Metiom’s claim of jurisdiction in New York.  The discovery period ended on April 30, 2002 although a motion was pending on VirtualFund’s request for more discovery.  In July 2002, VirtualFund and Metiom reached a negotiated settlement.  Under terms of the confidential Settlement Agreement and General Release, the Company agreed to pay $365,000, and entered into a mutual release of all actions, causes of action, individual or class action claims or demands of any kind.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters presented to the Company’s shareholders during the fourth quarter of the fiscal year ended June 30, 2002.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The Company’s Common Stock was listed on the Nasdaq National Market under the symbol “VFND” until August 16, 2001, when the stock was delisted from the Nasdaq National Market for failure to maintain the minimum value of public float and minimum bid price required by Nasdaq for continued listing.  Subsequently, VirtualFund’s Common Stock was traded on the Over the Counter Bulletin Board (OTCBB) under the symbol “VFND.”  Effective with the opening of business on November 20, 2001, the stock was deleted from the OTCBB for failure to make filings with the SEC as required under the Securities Exchange Act of 1934 within a thirty-day grace period.  The Company’s stock is now traded on the local over the counter market.  The following table provides the high and low sales prices for the quarters indicated, as reported by Commodity Systems, Inc.® accessed through YaHooFinance,® and reflect interdealer prices without retail mark-up, mark-down or commission and may not represent actual transactions.

Fiscal Year Ended June 30,	2002		2001
	High	Low	High	Low
First quarter	$0.20	$0.04	$2.91	$1.78
Second quarter	0.15	0.05	2.91	0.50
Third quarter	0.14	0.03	0.25	0.12
Fourth quarter	0.10	0.02	0.39	0.09

On November 14, 2002 the highest bid price of the Common Stock was $0.07 per share.

Holders

As of November 14, 2002 there were 262 shareholders of record of the Company’s Common Stock (exclusive of owners of shares held in street name).

Dividends

To date, the Company has paid no cash dividends to its shareholders.  The Company has no plans to pay cash dividends in the near future.

ITEM 6.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

For an understanding of significant factors that influenced the Company’s performance during the past two years, the following discussion should be read in conjunction with the financial statements and the other information appearing elsewhere in this report.

OVERVIEW

The Company received $45.8 million from the sale of the Digital Graphics Business Unit (“DGBU”) in June 2000, and had $39.5 million in cash and $32.5 million in net current assets after current liabilities at the end of its fiscal year on June 30, 2000.  During the first two quarters of fiscal 2001, the Company attempted to develop in the Internet Services Business Unit (“ISBU”) a new operating division in the business-to-business electronic commerce market.  The development of this market required substantial cash which was taken from the proceeds from the sale of DGBU.

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

With the sale of RSPNetwork in July 2001, the Company exited the ISBU segment and discontinued ISBU operations.  Under Generally Accepted Accounting Principles (GAAP), the Company financial statements for all periods presented reflect ISBU activity in discontinued operations.

The Company is currently not operating any business, is in the process of resolving outstanding disputes, and is actively pursuing options regarding the utilization or distribution of its residual assets.

Year Ended June 30, 2001 Compared to June 30, 2002

Effect of Discontinuing the Company’s Operations.

The DGBU and ISBU operations are disclosed in the consolidated financial statements for all periods as discontinued operations.

General and Administrative Expenses.

The general and administrative expenses of the Company amounted to $2,543,000 and $5,702,000 in fiscal years 2002 and 2001, respectively.  The lower general and administrative expenses incurred in fiscal 2002 reflect the reduced activity level after completion of the restructuring in fiscal year 2001, and sale of the last operating unit in July of 2001.  The general and administrative expenses for fiscal 2001 reflect the continued expansion of the Company during the first six months of the fiscal year, just prior to the restructuring, in addition to legal and other costs related to the (i) litigation commenced by and against the Company, (ii) Special Meeting held in May 2001, and (iii) sale of the Company’s operating business.

Non-Recurring and Restructuring Charges.

For fiscal 2002, restructuring charges reflect a credit of $101,000 primarily from the reversal of an accrual for previously expensed future lease payments on property subleased to a third party in the second quarter of fiscal 2002. For fiscal 2001, the Company’s statement of operations includes non-recurring and restructuring charges totaling $13.1 million of which $7.8 million relates to continuing operations.  The total charges include employee separation costs such as severance payments and related legal costs of approximately $4.9 million, an allowance for uncollectable receivables from a related party of approximately $1.9 million, and facilities costs of approximately $1.5 million.

Interest Income.

Interest income amounted to $210,000 and $1,234,000 for fiscal 2002 and 2001, respectively.  The decrease in interest income results from a lower invested cash balance after using cash to fund operating losses and costs related to restructuring in 2001.

Other Income.

The $493,000 in Other Income during fiscal 2002 is the gain realized on the sale of securities held for investment of $447,000 plus miscellaneous other items of $46,000, resulting primarily from adjustment to accrued expenses at June 30, 2002 to more accurately reflect expense levels.

Income Tax Provision (Benefit).

On June 30, 2002, the net carrying value of the Company’s deferred tax assets was zero due to the uncertainty of any realization of the benefits in the future. The valuation allowance for deferred tax assets was approximately $11.0 million. The Company had net operating loss carryforwards for federal tax purposes of approximately $23.5 million which were available to offset future taxable income. The Company also had alternative minimum tax credit carryforwards of approximately $225,000 available to reduce future federal income taxes, if any, over an indefinite period and research credit carryforwards of approximately $872,000 available to reduce future federal income tax, if any, through 2005.

On June 30, 2001, the net carrying value of the Company’s deferred tax assets was zero due to the uncertainty of any realization of the benefits in the future. The valuation allowance for deferred tax assets was approximately $10.9 million. The Company had net operating loss carryforwards for federal tax purposes of approximately $20.9 million, which were available to offset future taxable income and the gain from the sale of the DGBU. The Company also had alternative minimum tax credit carryforwards of approximately $225,000 available to reduce future federal income taxes, if any, over an indefinite period and research credit carryforwards of approximately $872,000 available to reduce future federal income tax, if any, through 2005.

Income (Loss) from Discontinued Operations.

In fiscal 2002, there was income from discontinued operations of $1,419,000, resulting from adjustments made to sales tax liabilities, product warranty, and contingent lawsuit payments that never materialized during the year.  In fiscal 2001, the net loss from discontinued operations was $11,191,000, caused by expenses related to restructuring combined with expenses for personnel, marketing and product development for RSPN and B2BXchange, the ISBU divisions.

Loss on Sale of Subsidiary.

There was no gain or loss on sale of discontinued operations in fiscal 2002.  The sale of the RSPN division of the ISBU resulted in a loss of $588,000 in fiscal 2001.

Recent Accounting Pronouncements.

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

Liquidity and Capital Resources.

As of June 30, 2002, the Company had cash and cash equivalents of $2,487,000 and $1,186,000 in short-term marketable securities.  Outstanding receivables and prepaid expenses total $1,651,000.  Of this amount, approximately $1.2 million is a refundable legal retainer fee, and $198,000 is short term notes receivable.  After resolving a legal dispute subsequent to its June 30, 2002 fiscal year end (see above, Item 3, Legal Proceedings), the Company believes it has settled all known material legal claims against it.  Current liabilities of the Company at June 30, 2002 amounted to $1,769,000, which includes liabilities from litigation costs and claims subsequently settled and disbursed.  Under agreements with two directors of the Company, Messrs. Adams and Duoos, which expire in July 2004, the Company is also obligated to make monthly payments of $21,667 and $12,500, respectively, to them for consulting services. The remaining aggregate commitment under these agreements at June 30, 2002 is approximately $820,000 (see below, Item 10, Executive Compensation, Compensation of Directors).  Current management of the Company is not aware of any additional future liabilities of the Company resulting from prior events.  Management therefore expects that the Company’s cash and cash equivalents will be sufficient to meet its known actual and potential liabilities.

CAUTIONARY STATEMENTS

Certain statements contained in this Form 10-KSB and other written and oral statements made from time to time by us may not relate strictly to historical or current facts. As such, they are considered “forward-looking statements” which provide current expectations or forecasts of future events. Such statements can be identified by the use of terminology such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “could,” “possible,” “plan,” “project,” “should,” “will,” “forecast” and similar words or expressions. One must carefully consider forward-looking statements and understand that such statements involve a variety of risks and uncertainties, known and unknown, and may be affected by inaccurate assumptions, including, among others, those discussed below. Consequently, no forward-looking statement can be guaranteed and actual results may vary materially. We undertake no obligation to update any forward-looking statement, but investors are advised to consult any further disclosures by us on this subject in our filings with the Securities and Exchange Commission, especially on Forms 10-K, 10-KSB, 10-Q, 10-QSB and 8-K (if any), in which we discuss in more detail various important factors that could cause actual results to differ from expected or historic results. We note these factors as permitted by the Private Securities Litigation Reform Act of 1995. It is not possible to foresee or identify all such factors. As such, investors should not consider any list of such factors to be an exhaustive statement of all risks, uncertainties or potentially inaccurate assumptions.

Legal Proceedings.

Legal proceedings involving the Company are significant to the Company’s financial position.  The financial statements include accrued amounts sufficient to adequately reflect payments required under terms of the various settlements and related legal expenses incurred subsequent to June 30, 2002.  The Company is unaware of any material existing or potential future legal proceedings for which additional amounts would need to be accrued.

Business Acquisition Opportunities.

The Company is currently not operating any revenue-generating business.  However, the Company continues to incur general and administrative expenses, principally for compensation of its directors, insurance, and accounting and legal expenses.  There is no guarantee that the Company will be able to identify an adequate business acquisition opportunity and to generate revenues before its financial resources are exhausted.

ITEM 7.  CONSOLIDATED FINANCIAL STATEMENTS

See Consolidated Financial Statements attached.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective June 5, 2001, KPMG LLP resigned as the Company’s independent accounting firm.

KPMG LLP reported on the financial statements of the Company for the fiscal year ended June 30, 2000.  Such report contained neither an adverse opinion nor a disclaimer of opinion, nor was qualified or modified as to uncertainty, audit scope, or accounting principles.

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

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Identification of Directors and Executive Officers

The following table sets forth the names of all current directors and executive officers of the Company, and of any person who served as Chief Executive Officer of the Company during the last fiscal year.

Name	Age	Positions Held	Date of Designation	Date of Termination

Timothy R. Duoos PO Box 2181 Rancho Sante Fe, CA 92067	46	Director Chairman of the Board	1999 2000	* *

Edward S. Adams 701 Xenia Avenue Golden Valley, MN 55416	39	Director Vice-Chairman of the Board	1999 2000	* *

John Cavanaugh 5355 Avenida Encinas, Ste 110 Carlsbad, CA 92008	44	Director	1999	*

Stephen J. Fisher 13911 Ridgedale Drive Ste 477 Minnetonka, MN 55305	45	Director	1999	*

Edward M. Graca 3800 West 80th Street, Ste 190 Bloomington, MN 55431	55	Director	2002	*

Joseph D. Pupel 13911 Ridgedale Drive Ste 477 Minnetonka, MN 55305	36	Interim CEO	2001	*

Monte Johnson 13911 Ridgedale Drive Ste 477 Minnetonka, MN 55305	43	Acting CEO	2001	October 13, 2001

*         Currently holding position indicated

Business Experience.

Edward S. Adams has been a Professor of Law at the University of Minnesota School of Law since 1992 and is Co-Director for the Kommerstad Center for Business Law and Entrepreneurship at the University of Minnesota School of Law.  Mr. Adams has also been a principal in Equity Securities Investments, Inc. in Golden Valley, Minnesota since 1995.

Timothy R. Duoos was President and Chief Executive Officer of Lyndale Garden Center, Inc. in Minneapolis from October 31, 1986 until 2000.  Mr. Duoos also held a part-time position as Chairman of the Board and Chief Executive Officer of Sunbelt Nursery Group, Inc. (“Sunbelt”) based in Fort Worth, Texas, from November 1994 through May 1998, and President from October 1997 through May 1998.  He served as a part-time consultant to

Sunbelt from May 1998 to December 1998.  Sunbelt filed a voluntary petition under the U.S. Bankruptcy Code in May 1998.  Mr. Duoos served as a Director of Pinnacle Financial, Inc., a privately held company from June 1996 through June 1997.  Mr. Duoos is currently self-employed.

John Cavanaugh served as Chief Executive Officer of Gateway Telecommunications Inc. from 1990 to 2000.  Gateway was acquired by United Asset Coverage Inc. (“UAC”) in October 2000.  Mr. Cavanaugh currently holds the position of Senior Vice President Equipment Division with UAC, the nation’s leading maintenance provider for Avaya and Nortel Telecommunications with 50 offices located throughout the United States.

Stephen Fisher is President of TEAM Technologies, formerly a wholly owned subsidiary (RSPNetwork) of the Company.  Mr. Fisher has held this position since July 2001 when RSPN was purchased from the Company.  TEAM Technologies is a systems integrator specializing in Internet hosting, integration, and support services.  From 1992 to 1998, Mr. Fisher was President and CEO of TEAM Technologies prior to its acquisition by VirtualFund.

Edward M. Graca has been the owner and President of Marquest Financial, Inc. since founding the company in 1994.  Mr. Graca has been involved in the mortgage banking business since 1971, serving as the Start-up Manager for Temple Inland Mortgage from 1993-1994 and as Regional Manager for Centrust Mortgage from 1985-1992.  Mr. Graca holds a Bachelor of Arts degree from the University of Minnesota.

Joseph D. Pupel is Interim CEO, assuming the position with the resignation of Monte Johnson in October of 2001.  Mr. Pupel was the CFO of Microgistics, Inc. from 1995 to 1999, after which he founded and became CEO of Financial Drivers, Ltd, a financial and marketing consulting company in Minnetonka, Minnesota.  Mr. Pupel is a CPA, and earned his BBA and Masters Degree from the University of Notre Dame.

Monte S. Johnson was named Chief Executive Officer and performed the duties of the Chief Financial Officer of the Company from May 2001 to October 2001 when he resigned.  Mr. Johnson, an MBA and CPA, was the Chief Financial Officer and Senior Vice President of Pro Staff Personnel Services prior to joining the Company. Previously he served as Director of Business Development and Mergers & Acquisitions at Honeywell, Inc. Prior to that, Mr. Johnson was a Senior Manager at Deloitte & Touche International.

Family Relationships.

There are no family relationships between any directors or executive officers of the Company either by blood or marriage.

Section 16(a) Beneficial Ownership Reporting Compliance

Under federal securities laws, the Company’s directors and officers, and any beneficial owner of more than 10 percent of a class of equity securities of the Company, are required to reports on Forms 3, 4 and 5 with respect to their ownership of the Company’s equity securities and any changes in such ownership to the Securities and Exchange Commission (the “Commission”) and the securities exchange on which the equity securities are registered. Specific due dates for these reports have been established by the Commission, and the Company is required to disclose in its Form 10-KSB any delinquent filing of such reports and any failure to file such reports.

Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that, during the fiscal year ended June 30, 2002, all Section 16(a) filing requirements applicable to its officers, directors and 10% stockholders were timely met.

ITEM 10.  EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the aggregate compensation paid or to be paid by the Company for services rendered during the periods indicated.  As of the end of fiscal year 2002, Joseph Pupel was the only executive officer of the Company, in the capacity of Interim Chief Executive Officer. The table includes compensation paid to the Company’s Chairman and Vice-Chairman of the Board in fiscal 2002, to whom payments were made in their capacity as consultants.

						Long Term Compensation
		Annual Compensation				Awards		Payouts
Name and Principal Position	Fiscal Year	Salary ($)		Bonus ($)	Other ($)	Restricted Stock Awards ($)	Securities Underlying Options (#)	LTIP Payouts ($)	All Other Compen- sation ($)
Monte S. Johnson Former Acting CEO	2002	$71,202	(1)	$—	$—	$—	—	$—	$—
	2001	70,562		—	—	—	—	—	—
	2000	—		—	—	—	—	—	—

Joseph D. Pupel Interim CEO	2002	$106,926	(2)	$—	$—	$—	—	$—	$16,158	(3)
	2001	—		—	—	—	—	—	—
	2000	—		—	—	—	—	—	—

Edward S. Adams Vice-Chairman of the Board, Consultant	2002	$216,000	(4)	$—	$—	$—	—	$—	$—
	2001	136,000		—	—	—	250,000	—	—
	2000	30,000		—	—	—	100,000	—	—

Timothy Duoos, Chairman of the Board, Consultant	2002	$296,003	(5)	$—	$—	$—	—	$—	$202,527	(6)
	2001	136,000		—	—	—	250,000	—	—
	2000	33,000		—	—	—	100,000	—	—

(1)       Paid pursuant to Consulting Agreement between Company and Monte S. Johnson, effective as of May 1, 2001 (see below, Employment Contracts and Termination of Employment and Change-in-Control Arrangements).

(2)       Payments made pursuant to a Consulting Agreement between Company and Financial Drivers, LTD effective October 8, 2001, for the CEO services of Joseph Pupel.

(3)       Payments made pursuant to a Consulting Agreement between Company and Financial Drivers, LTD effective August 15, 2001, for accounting services provided by Joseph Pupel.

(4)       Reflects payments to Edward Adams pursuant to a consulting agreement dated July 1, 2001 and approved by the Company’s Board of Directors.  Includes director’s fees of $36,000 (see below, Compensation of Directors).

(5)       Reflects payments to Timothy Duoos pursuant to a consulting agreement dated July 1, 2001 and approved by the Company’s Board of Directors.  Includes director’s fees of $36,000 (see below, Compensation of Directors).

(6)       Payments to Duoos during fiscal year 2002 for reimbursement of moving expenses.

Options/SAR Grants in Last Fiscal Year.

No options were granted or issued during the 2002 fiscal year.  The Company maintains two stock option plans pursuant to which executive officers, other employees and certain non-employees providing services to the Company are able to receive options to purchase the Company’s common stock.  These plans are the 1990 Restated Stock Option Plan (as amended May 19, 1991) and the 1996 Stock Incentive Plan.  Options can no longer be granted under the 1990 Restated Stock Option Plan.

Report on Repricing of Options/SARs.

On July 10, 2001 the Board repriced the following options previously issued to two directors who are also acting as consultants to the Company.  The new price was based on the current market value of the Company’s stock on the date repriced:

Name	Issue Date	Shares Issued	“When Issued” Price	Reissue Price	Reissue Date
Edward S. Adams	September 10, 1999	100,000	$1.65	$.15	July 10, 2001
Edward S. Adams	June 1, 2001	250,000	$.16	$.15	July 10, 2001
Timothy Duoos	August 23, 1999	100,000	$2.00	$.15	July 10, 2001
Timothy Duoos	June 1, 2001	250,000	$.16	$.15	July 10, 2001

Aggregated Option Exercises and Fiscal Year-End Option Value Table.

The following table provides information with respect to stock options exercised by the persons named in the Executive Compensation Table during the fiscal year ended June 30, 2002, and unexercised options or warrants held as of June 30, 2002.  No stock appreciation rights were exercised in the year ended June 30, 2002 or outstanding at June 30, 2002.

Name	Shares Acquired On Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options at Fiscal Year-End (#)		Value of Unexercised In-the-Money Options at Fiscal Year-End ($) (1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Edward S. Adams, Vice-Chairman	—	—	300,000	50,000	—	—
Timothy Duoos, Chairman	—	—	300,000	50,000	—	—

(1)                    At June 30, 2002, all options held by the persons named above were out of the money.

Compensation of Directors

Standard Arrangements

Standard arrangements pursuant to which directors are compensated include payment of a $3,000 per month fee plus reimbursement for travel and related expenses incurred while performing company business.  No additional standard payments are payable to the Company’s directors for committee participation.

Other Arrangements

In connection with their initial appointment to the Board of Directors and pursuant to letters from the Company dated August 23, 1999 and September 10, 1999, respectively, Messrs. Duoos and Adams were granted options to purchase 100,000 shares of Company’s common stock at $2.00 and $1.65 per share, respectively, which vest at a rate of 25,000 shares per year.  In July 2001, the Board of Directors repriced the options to $.15 per share.

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

The Board of Directors decided on July 10, 2001 to grant to each of Messrs. Adams, Cavanaugh, Duoos and Johnson on each future anniversary date of the Board action non-qualified 5-year options to purchase 100,000 shares of the Company’s common stock at a price of $.15 per share.  The options were granted in fiscal year 2003  together with a similar option for Mr. Fisher, at a price of $.05 per share.  Such options were granted outside of the Company’s Stock Option Plan.

In connection with their service on the Special Acquisition/Investment Committee, Messrs. Adams and Duoos each entered into agreements with the Company dated July 1, 2001.  Under the terms of the agreements, they are obligated to find business opportunities, investments, and/or transactions to enhance shareholder value by performing the following consulting services: contact investment bankers and brokers to identify and effectuate transactions, conduct and oversee the due diligence required to analyze transaction options, review and analyze proposals for transactions, present details to the Board of Directors for consideration, negotiate the structure, parameters and valuation with respect to any transaction, coordinate all necessary legal, accounting or other necessary professional assistance to successfully consummate transactions, and negotiate with any lending or financial institutions, if necessary, to consummate transactions.  Under their respective agreements, Messrs. Duoos and Adams receive monthly base compensation in the amount of $21,667 and $12,500, respectively.  On each anniversary date of the agreements, the Company will grant to each of them options under the Company’s Stock Option Plan to purchase 100,000 shares of the Company’s common stock at $.15 per share.  Moreover, Messrs. Duoos and Adams are eligible to participate in any bonus or performance based incentive compensation plans which may be established by or provided for the Board of Directors.  Any reasonable and necessary out-of-pocket expenses incurred by Messrs. Duoos and Adams in connection with their services under the agreements will be reimbursed by the Company.  The agreements shall expire on July 1, 2004, unless terminated earlier upon death or disability or with or without cause.  If an agreement is terminated by reason of death or disability, payments under the agreements are made through the date of termination.  If an agreement is terminated by the Company without cause or with cause by Messrs. Duoos or Adams, respectively, payment of the base compensation is continued as severance payment until the end of the term of the agreement.  Upon termination of an agreement for cause by the Company or without cause by Messrs. Duoos or Adams, respectively, payments will only be made through the date of termination.

In August 2001, the Board of Directors approved the reimbursement of relocation expenses to Mr. Duoos.  The Company reimbursed Mr. Duoos expenses in the amount of $202,527.

In August 2001 Mr. Adams received a one-time special consulting fee in the amount of $30,000 for services provided to the Company outside of the agreement for his work on the Special Acquisition/Investment Committee.

In August 2001 the Company entered into a Consulting Agreement with Financial Drivers, LTD, controlled by Joseph D. Pupel.  Under terms of the agreement, Mr. Pupel is to provide financial services to the Company.  In October of 2001, Mr. Pupel was designated Interim Chief Executive Officer, replacing Monte Johnson, and is paid $100 per hour for his services.  For the fiscal year ended June 30, 2002, the Company paid Financial Drivers, LTD $123,084 for Mr. Pupel's services and $75,634 for financial services provided by other employees of Financial Drivers, LTD. The agreement may be terminated by Financial Drivers, LTD upon 10 days written notice and by the Company upon 10 days written notice if all amounts due Financial Drivers, LTD have been paid in full.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

On July 1, 2001 the Company entered into Consulting Agreements with Messrs Adams and Duoos for their services related to locating business opportunities.  See “Compensation of Directors.”  If terminated by the Company without cause or with cause by Messrs. Duoos or Adams, respectively, payment of the base compensation is continued as severance payment until the end of the term of the agreement.

The Company entered into a Consulting Agreement with MSJ & Associates, LLC (“Consultant”), which is controlled by its principal, Monte Johnson, effective May 1, 2001.  Under the Consulting Agreement, Mr. Johnson was designated as Acting Chief Executive Officer of the Company and had the powers and authorities, as well as the duties and obligations, inherent in such office.  The Company paid Mr. Johnson $175 per hour for services provided under the Consulting Agreement.  Upon execution of the Agreement, the Company deposited with Consultant the amount of $15,000 to be held as deposit by Consultant until the termination of the Agreement.  The Agreement was entered into for an indefinite term and could be terminated by either party upon five days written notice.  Consultant terminated the Agreement in October 2001.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information as of June 30, 2002, with respect to common stock issuable under the Company’s compensation plans and arrangements.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:	460,000	$.33	4,540,000

Equity compensation plans not approved by security holders(1):	550,000	$.15	1,200,000

Total	1,010,000	$.23	5,740,000

(1)       See Item 10: “Executive Compensation — Compensation of Directors — Other Arrangements.”

Security Ownership Of Certain Beneficial Owners And Management

The following table sets forth the beneficial ownership of the Company’s Common Stock as of November 14, 2002 (the “Record Date”), by (i) each director of the Company, (ii) each executive officer named in the Summary Compensation Table, (iii) the persons known by the Company to own more than 5% of the Company’s outstanding Common Stock, and (iv) all directors and executive officers as a group.  Except as otherwise indicated, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock owned by them.

Name or Identity of Group	Number of Shares Beneficially Owned(1)		Percent of Common Stock Outstanding

Edward S. Adams	913,758	(2)	5.85%
701 Xenia Ave. So.
Golden Valley, MN 55416

Timothy R. Duoos	915,759	(3)	5.86%
P.O. Box 2181
Rancho Santa Fe, CA 92067

John Cavanaugh	150,000	(4)	*
5355 Avenida Encinas, Ste 110
Carlsbad, CA 92008

Steven Fisher	100,000	(5)	*
1025 Technology Parkway
Cedar Falls, IA 50613

Edward M. Graca	100		*
3800 West 80th Street, Ste 190
Bloomington, MN 55431

Monte Johnson	0		*
13911 Ridgedale Drive Ste 477
Minnetonka, MN 55305

Joseph D. Pupel	0		*
13911 Ridgedale Drive, Suite 477
Minnetonka, MN 55305

All directors and executive officers
As a group (6 persons)	2,079,617	(6)	12.76%

John E. and Mary Joanne Feltl	1,044,420		6.87%
920 Second Avenue South, 14th Floor
Minneapolis, MN 55402

Sihl-Zurich Paper Mill on Sihl AG	2,742,858	(7)	16.55%
Giesshubelstrasse 15,
CH-8045 Zurich, Switzerland

*         Less than 1%.

(1)       For each person or group, includes any securities that the person or group has the right to acquire within 60 days after October 15, 2002 (the “Record Date”) pursuant to options, warrants, conversion privileges or other rights, have been added to the total amount of outstanding shares when determining the percent owned by such person or group.

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

(6)       Includes 1,100,000 shares of common stock subject to options exercisable within 60 days after the Record Date.

(7)       Includes 1,371,429 shares of common stock subject to warrants exercisable within 60 days after the Record Date.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On July 23, 2001, VirtualFund.com, Inc. (the “Company”) entered into an Asset Purchase Agreement with its wholly owned subsidiary, RSPNetwork, Inc. and RSP Acquisitions, LLC.  Pursuant to the Asset Purchase Agreement, RSPNetwork, Inc. sold substantially all of its assets and business to RSP Acquisitions, LLC for a purchase price consisting of the assumption of certain liabilities, up to $1,000,000 based on an earnout formula and other terms, conditions and provisions detailed in the Asset Purchase Agreement.  Mr. Steven Fisher, President of RSP Acquisitions, LLC, is a director of the Company.  The Company received a fairness opinion relating to the sale.  The assets involved in the transaction related to RSPNetwork, Inc.’s business of information systems integration providing IT solutions for businesses, and included accounts receivables, inventory, prepaid expenses, contracts, proprietary rights, equipment, records and customer deposits.

Effective July 1, 2001, the Board established a loan program whereby the Company will loan up to $500,000 to the outside directors based on their seniority to buy stock from shareholders at a mutually agreed upon price.  In connection with the sale of RSPNetwork, Messrs. Adams and Duoos each received a loan in the amount of $73,313.75 to purchase 488,758 and 488,759 shares of common stock, respectively, from two shareholders at a purchase price of $.15 per share.  The Sarbanes-Oxley Act of 2002 restricts future loans to directors.

On November 8, 2001, Cash Systems, Inc. and a wholly owned subsidiary of Cash Systems, Inc. issued a convertible promissory note to VirtualFund in the amount of up to $500,000.  Advances totaling $400,000 were made under such note.  Equity Securities Investments, Inc. received as agent of Cash Systems, Inc. a commission of $65,000 and warrants to purchase 50,000 shares of common stock of Cash Systems, Inc.  Mr. Edward Adams, a director of VirtualFund, is a principal of Equity Securities Investments, Inc.

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

For other agreements involving directors and/or officers of the Company, see Item 10:  “Compensation of Directors” and “Employment Contracts and Termination of Employment and Change-in-Control Arrangements.”

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)       Exhibits — See Exhibit Index on page following signatures and certifications.

(b)      Reports on Form 8–K.

           No reports on Form 8-K were filed during the quarter ended June 30, 2002:

VIRTUALFUND.COM, INC.

AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2002 and 2001

C O N T E N T S

INDEPENDENT AUDITOR’S REPORT

Board of Directors and Stockholders
VirtualFund.com, Inc. and Subsidiaries
Minnetonka, Minnesota

We have audited the accompanying consolidated balance sheets of VirtualFund.com, Inc. and Subsidiaries (Company) as of June 30, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of VirtualFund.com, Inc. and Subsidiaries as of June 30, 2002 and 2001, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America

The Company has significant related party transactions and legal proceedings as discussed in Notes 9 and 11, respectively.

/s/ Lurie Besikof Lapidus & Company, LLP

Minneapolis, Minnesota
August 30, 2002

VIRTUALFUND.COM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

	June 30,
	2002	2001
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,486,908	$8,439,552
Marketable securities	1,186,011	—
Receivables, less allowance for doubtful accounts of $-0- and $1,600	18,035	1,355,933
Receivables — related parties, less allowance of $1,925,400 in 2001	—	135,671
Note receivable, less allowance of $300,000 in 2002	197,599	—
Prepaid expenses	1,435,553	1,615,984
	5,324,106	11,547,140

PROPERTY AND EQUIPMENT, NET	2,500	58,022

NOTES RECEIVABLE	126,746	—

NOTES RECEIVABLE — RELATED PARTIES	155,852	—

MARKETABLE SECURITIES	153,440	—

OTHER INVESTMENT	200,000	—

	$5,962,644	$11,605,162

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Notes payable and accrued interest — related parties, 9.25%, unsecured	$—	$820,343
Accounts payable	607,940	717,004
Accrued nonrecurring and restructuring charges	383,966	1,883,280
Accrued expenses	72,296	138,745
Other current liabilities	—	1,856,780
Net liabilities of discontinued operations	705,155	2,061,221
TOTAL CURRENT LIABILITIES	1,769,357	7,477,373

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Series A convertible preferred stock, $.01 par value (5,000,000 shares authorized; no shares issued and outstanding)	—	—
Common stock, $.01 par value (50,000,000 authorized shares; 15,203,617 and 15,631,404 shares issued and outstanding)	152,036	156,314
Additional paid-in capital	36,142,472	36,150,694
Accumulated other comprehensive income	399,356	—
Accumulated deficit	(32,500,577)	(32,179,219)
	4,193,287	4,127,789
	$5,962,644	$11,605,162

See notes to consolidated financial statements.

VIRTUALFUND.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended June 30,
	2002	2001

NET SALES	$—	$—

COST OF SALES	—	—

GROSS PROFIT	—	—

OPERATING EXPENSES
General and administrative	2,543,329	5,701,648
Nonrecurring and restructuring charges (recoveries)	(101,119)	7,762,632
	2,442,210	13,464,280

OPERATING LOSS	(2,442,210)	(13,464,280)

OTHER INCOME (EXPENSE)
Interest expense	(1,640)	(12,280)
Interest income	210,192	1,234,006
Other income	493,355	15,669
	701,907	1,237,395

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(1,740,303)	(12,226,885)

INCOME TAX PROVISION	—	—

LOSS FROM CONTINUING OPERATIONS	(1,740,303)	(12,226,885)

INCOME (LOSS FROM DISCONTINUED OPERATIONS
Net of income tax provision of $-0- and $-0-	1,418,945	(11,191,459)

LOSS ON SALE OF DISCONTINUED OPERATIONS
Net of income tax provision of $-0- and $-0-	—	(588,120)

NET LOSS	$(321,358)	$(24,006,464)

INCOME (LOSS) PER COMMON SHARE — BASIC AND DILUTED
Continuing operations	$(0.11)	$(0.76)
Discontinued operations	0.09	(0.70)
Sale of discontinued operations	—	(0.04)

	$(0.02)	$(1.50)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING — BASIC AND DILUTED	15,454,185	16,036,791

See notes to consolidated financial statements.

VIRTUALFUND.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

						Receivable
				Accumulated		From
			Additional	Other		Exercise
	Common Stock		Paid-in	Comprehensive	Accumulated	of Stock
	Shares	Par Value	Capital	Income	Deficit	Options	Total

BALANCE, June 30, 2000	17,577,002	$175,770	$41,171,851	$—	$(8,172,755)	$(101,250)	$33,073,616

Net loss	—	—	—	—	(24,006,464)	—	(24,006,464)

Exercise of warrant	8,302	83	(83)	—	—	—	—

Cancellation of exercised stock options	(37,500)	(375)	(100,875)	—	—	101,250	—

Repurchase of common stock	(2,416,400)	(24,164)	(5,946,449)	—	—	—	(5,970,613)

Shares issued on acquisition of Rymatics	500,000	5,000	1,026,250	—	—	—	1,031,250

BALANCE, June 30, 2001	15,631,404	156,314	36,150,694	—	(32,179,219)	—	4,127,789

Net loss	—	—	—	—	(321,358)	—	(321,358)

Comprehensive income:
Unrealized gain on marketable securities	—	—	—	399,356	—	—	399,356
Total comprehensive income							77,998

Cancellations of shares	(427,787)	(4,278)	(8,222)	—	—	—	(12,500)

BALANCE, June 30, 2002	15,203,617	$152,036	$36,142,472	$399,356	$(32,500,577)	$—	$4,193,287

See notes to consolidated financial statements.

VIRTUALFUND.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(321,358)	$(24,006,464)
Adjustments to reconcile net loss to net cash used by operating activities:
Discontinued operations	(1,356,066)	822,728
Gain on sale of marketable securities	(446,874)	—
Loss on sale or disposal of property and equipment	42,649	823,239
Depreciation and amortization	6,598	302,137
Changes in operating assets and liabilities:
Accounts and notes receivables	1,013,553	(1,347,912)
Receivables — related parties	135,671	1,396,746
Other current assets	180,430	(1,428,084)
Accounts payable	(109,063)	(2,395,432)
Accrued nonrecurring and restructuring charges	(1,499,314)	1,883,280
Accrued expenses	(66,449)	(354,225)
Income taxes payable	—	(843,440)
Other current liabilities	(1,856,780)	1,850,334
Net cash used by operating activities	(4,277,003)	(23,297,093)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of marketable securities and investment	(1,512,184)	—
Proceeds from sales of marketable securities	818,961	—
Loans to related parties	(1,505,850)	—
Collections from related parties	1,350,000	382,988
Purchases of property and equipment	—	(805,721)
Proceeds from sale of property and equipment	6,275	174,342
Net cash used by investing activities	(842,798)	(248,391)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on notes and accrued interest — related parties	(820,343)	(1,578,039)
Cancellation of common shares	(12,500)	—
Purchase of common shares	—	(5,970,613)
Net cash used by financing activities	(832,843)	(7,548,652)

DECREASE IN CASH AND CASH EQUIVALENTS	(5,952,644)	(31,094,136)

CASH AND CASH EQUIVALENTS
Beginning of year	8,439,552	39,533,688

End of year	$2,486,908	$8,439,552

See notes to consolidated financial statements.

VIRTUALFUND.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.         Business and Significant Accounting Policies -

            Business

Currently, the Company is not operating as a revenue-generating business.  The Board of Directors is actively pursuing options regarding the future use of its residual assets by examining various potential business acquisitions and other opportunities.

Previously, the Company operated in two business segments: the Internet Services Business Unit (ISBU) and  the Digital Graphics Business Unit (DGBU).

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

Revenue Recognition

Sales, included in income (loss) from discontinued operations, were recognized when products or services were delivered to the Company’s customers.  The Company also provided design, implementation and support services under fixed price and time and materials contracts.  For fixed price contracts, revenue was recorded based on the estimated percentage of completed services rendered.  Losses, if any, on fixed price contracts were recognized when the loss was determined.  For time and materials contracts, revenue was recognized at contractually agreed upon rates as the costs were incurred.

            Concentration of Risk

Financial instruments, which potentially subject the Company to concentration of credit risk, are cash and cash equivalents, marketable securities and investment.  To reduce risk for cash and cash equivalents, the Company maintains cash and cash equivalents at reputable financial institutions in deposit and money market accounts which, at times, may exceed federally insured limits.  The largest concentration of cash equivalents at June 30, 2002, is approximately $1,700,000 in a certificate of deposit and approximately $900,000 in a money market account.  The Company has not experienced any material losses in such accounts and does not believe it is exposed to any significant credit risk.

To reduce investment risk, the Company only invests in Companies meeting certain predefined criteria.

Cash Equivalents

All highly liquid cash investments with initial maturities of three months or less are considered to be cash equivalents.

Marketable Securities

Marketable securities are classified as available-for-sale and recorded at fair value.  Net unrealized gains and losses are included in stockholders’ equity in accumulated other comprehensive income. The Company had no marketable securities in 2001. During 2002, the Company purchased $1,312,184 in marketable securities and sold marketable securities having a book value of $372,089 for $818,963, realizing a net gain of $446,874 after commissions and expenses, which is included in other income in the consolidated statements of operations. At June 30, 2002 the value of marketable securities held was $1,339,451, including a net unrealized gain of $399,356.  Fair values were determined by an independent qualified appraiser.  All marketable securities are equity securities. The unrealized gain or loss is reported as accumulated other comprehensive income in the consolidated statements of stockholders’ equity.

            Property and Equipment

Property and equipment are recorded at cost.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets of two to seven years.

Other Investment

In 2002, the Company invested in common units of a private company.  At June 30, 2002, the value of the investment in the private company is valued at cost.

            Acquired Technology and Other Intangible Assets

Acquired technology and other intangible assets were amortized using the straight-line method over the estimated useful lives of the assets, generally from two to three years.  The recoverability of these assets were continually evaluated by comparing the remaining unamortized cost to the estimated future cash flows of the associated assets.  During fiscal 2001, the balance of acquired technology and other intangible assets was written off as impaired.  In 2002, the Company acquired no technology or intangible assets.

            Fair Value of Financial Instruments

            Cash and cash equivalents, marketable securities, accounts and notes receivable, investment, notes payable, accounts payable, and accrued liabilities are carried at amounts believed to approximate fair values.  It is not practicable to determine the fair value of related party receivables and notes payable as the relationship of the parties to the Company may influence the terms.

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

            Recent Accounting Pronouncements

            In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets,” which are effective for fiscal years beginning after December 15, 2001.  These statements, in summary, eliminate the use of the pooling of interests method of accounting for future business combinations and discontinue the amortization of acquired goodwill, subject to periodic impairment testing.  The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which replaces SFAS No. 121, “Accounting for the Impairment of Long-Lived and for Long-Lived Assets to be Disposed of.”  SFAS No. 144 is effective for the fiscal years beginning after December 15, 2001.  SFAS No. 144 requires long-lived assets to be disposed of by sale, including those of discontinued operations, be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations.  In addition, discontinued operations will no longer be measured at net realizable value or include amounts for operation losses that have not yet been incurred.  SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction.  The Company does not anticipate that adoption of this standard will have a material impact on the Company’s consolidated financial statements.

2.         Discontinued Operations -

            ISBU

In October 2000, the Company acquired Rymatics for $254,070 in cash, the amount equal to the net book value of assets as of the closing date, and 500,000 shares of common stock valued at $1,031,250.  Rymatics specialized in software engineering and related services.  In January 2001, the Company ceased all operations of this acquisition, terminated all employees, returned all property and equipment to the seller and provided Rymatics with $150,000 of operating funds.  To assist in the transition, VirtualFund also lent Rymatics $150,000, collateralized with 250,000 shares of VirtualFund stock.  A $1,031,250 write-off of goodwill relating to the acquisition was included in restructuring charges in fiscal year 2001.  No payment was received on the note, which was subsequently written off.

In fiscal 2001, the Company formed B2BXchange, which was to allow businesses to develop web sites and set up stores in vertically integrated trading communities on the Internet.  The Company discontinued this operation shortly after it was launched due to lack of product focus, potential near term revenue, and adequate resources to complete and bring the product to market.  Costs related to closing this operation are included in discontinued operations.

In July 2001, the Company sold certain assets, liabilities and the operations of RSPNetwork to a member of the Company’s Board of Directors and a stockholder for contingent payments based on future RSPNetwork revenue.  Contingent payments from the sale were capped at $1,000,000 and were to be recorded when received.  This earn out agreement was assigned to a former employee under terms of a negotiated settlement (Note 11 - Kittrell).  A loss on sale of discontinued operations totaling $588,120 was recognized for the year ended June 30, 2001.

The components of net assets (liabilities) of the ISBU’s discontinued operations as of June 30, 2001, are as follows:

Cash	$41,570
Accounts receivable	201,506
Property and equipment, net	862,653
Accounts payable	(160,012)
Other current liabilities and debt	(283,235)
Deferred revenue	(241,548)

$420,934

In 2001, net sales of the ISBU were $5,811,758 and interest expense was $115,118 as related debt resided in the ISBU.  All 2001 discontinued operations were attributable to the ISBU.

During 2002, the Company reduced certain liabilities relating to discontinued operations, previously accrued in the ISBU for lawsuit settlements, by $236,066.

            DGBU

            In June 2000, the Company sold the DGBU.  Estimated future costs, which included an accrual for contractual responsibilities remaining from the sale of the DGBU and other miscellaneous anticipated expenses, were accrued at the time of sale. The Company could receive an additional $1,000,000, which was not included in previously recorded cash proceeds, when consents to assign facility leases to the purchaser are received from the lessor.

            The liabilities of the DGBU’s discontinued operations consist of accounts payable of $705,155 and $1,894,036 at June 30, 2000 and 2001, respectively.

During 2002, the Company reduced the net loss by adjusting through discontinued operations certain liabilities previously accrued in the DGBU by $1,188,879 to more accurately reflect amounts actually owed based on current information as follows:

Adjustment	Amount

Product liability accrual	$303,243
Sales tax liability	567,000
Accrued legal fees, net	68,636
Lawsuit settlement	250,000

$1,188,879

3.         Nonrecurring and Restructuring Charges -

In December 2000, as a result of the discontinued operations and other actions, the Company adopted a restructuring plan and incurred certain nonrecurring and restructuring charges and adjustments in 2001, which were included in operations as follows:

					Allowance
					And
	Amount		Asset	Amounts	Accrual at
	Charged	Recoveries	Write-offs	Paid	June 30, 2001
NONRECURRING
Allowance for doubtful accounts (a)	$1,927,833	$(2,464)	$—	$—	$1,925,369

RESTRUCTURING
Product discontinuance (b)	5,981,794	(1,300,000)	(1,916,854)	(1,909,864)	855,076
Employee separating costs (c)	4,917,821	(35,696)	(206,884)	(4,628,285)	46,956
Facilities costs (d)	1,514,426	—	(89,211)	(443,967)	981,248
	12,414,041	(1,335,696)	(2,212,949)	(6,982,116)	1,883,280

	$14,341,874	$(1,338,160)	$(2,212,949)	$(6,982,116)	$3,808,649

(a)   Allowance for unncollectable receivables from Melvin Masters (Masters), the Company’s former Chief Executive Officer (former CEO).

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

Nonrecurring and restructuring charges totaling $13,003,714 were allocated $7,762,632 to continuing operations and $5,241,082 to discontinued operations.

During 2002, adjustments were made to the restructuring accrual as follows:

	Allowance
	and
	Accrual at		Asset	Amounts	Accrual at
	June 30, 2001	Recoveries	Write-offs	Paid	June 30, 2002
NONRECURRING
Allowance for doubtful accounts (a)	$1,925,369	$—	$(1,925,369)	$—	$—

RESTRUCTURING
Product discontinuance (b)	855,076	—	(302,944)	(168,166)	383,966
Employee separating costs	46,956	—	—	(46,956)	—
Facilities costs	981,248	(101,119)	16,559	(896,688)	—
	1,883,280	(101,119)	(286,385)	(1,111,810)	383,966

	$3,808,649	$(101,119)	$(2,211,754)	$(1,111,810)	$383,966

(a)   The allowance for unncollectable receivables from Masters, the former CEO, was written off in March 2002, after a final settlement agreement with Masters (Note 11).

(b)   The balance due at June 30, 2002 relates primarily to the balance due Metiom from a settlement agreement reached in July 2002 (Note 11).

4.         Property and Equipment -

            Property and equipment are as follows:

		June 30,
	Life	2002	2001

Equipment	2 - 5 years	$5,000	$53,432
Furniture and fixtures	5 - 7 years	—	7,174
Purchased software	3 years	—	11,872
Vehicles	5 years	—	26,840
		5,000	99,318
Less accumulated depreciation		2,500	41,296
		$2,500	$58,022

5.         Other Financial Statement Data -

            Additional information concerning selected balance sheet accounts is as follows:

	June 30,
	2002	2001

Receivables, less allowance for doubtful accounts:
Manugistics receivable	$—	$1,300,000
Other	18,035	55,933

	$18,035	$1,355,933
Prepaid expenses:
Legal fee retainers	$1,304,413	$1,392,000
Other	131,140	223,984

	$1,435,553	$1,615,984
Other current liabilities:
Litigation	$—	$1,680,865
Other	—	175,915

	$—	$1,856,780

6.         Income Taxes -

A reconciliation of the expected federal income tax provision at the statutory 35% rate with the provision for income taxes is as follows:

	Year Ended June 30,
	2002	2001

Tax benefit computed at statutory rate	$(112,000)	$(8,402,000)
State income tax, net of federal benefit	(5,000)	(480,000)
Graduated tax brackets	5,000	229,000
Change in valuation allowance	112,000	7,515,000
Other	—	1,138,000

	$—	$—

Temporary differences comprising net deferred tax assets are as follows:

	June 30,
	2002	2001
Current:
Allowance for doubtful accounts	$105,000	$717,000
Lease holdback	372,000	372,000
Accrued restructuring	247,000	527,000
Other	—	89,000
	724,000	1,705,000

Noncurrent:
Property and equipment	200,000	200,000
Net operating loss carryforwards	8,237,000	7,515,000
Research and development credit carryforwards	872,000	872,000
Alternative minimum tax credits	225,000	225,000
Other	757,000	386,000
	10,291,000	9,198,000

Gross deferred tax assets	11,015,000	10,903,000
Valuation allowance	(11,015,000)	(10,903,000)

Net deferred tax assets	$—	$—

The increase in the valuation allowance for 2002 and 2001 was $112,000 and $7,515,000, respectively.  Realization of the deferred tax asset will depend on the Company’s ability to generate sufficient taxable income.  Based on the Company’s recent operating losses, lack of any continuing operations, and the uncertain future of its current strategy, management is not certain that the Company will be able to generate sufficient future taxable income to fully utilize its deferred tax assets.  In addition, realization of net operating loss carryforwards may be limited under certain provisions of the Internal Revenue Code regardless of the Company’s ability to generate taxable income.  As a result, the Company recorded a valuation allowance for the entire deferred tax asset.

At June 30, 2002, the Company has a net operating loss carryforward for federal income tax purposes of approximately $23,534,000 which is available to offset future taxable income, if any, through 2022. The Company also has alternative minimum tax credit carryforwards of approximately $225,000 available to reduce future federal income taxes, if any, over an indefinite period and research and development credit carryforwards of approximately $872,000 available to reduce future federal income tax, if any, through 2005.

State taxes are deemed insignificant and not separately disclosed.

7.         Stockholders’ Equity -

            Common Stock

In June 2000, the Company authorized the repurchase of up to 2,000,000 shares of the Company’s common stock.  In October 2000, the Company authorized the repurchase of an additional 2,000,000 shares of the Company’s common stock.  During fiscal year 2001, a total of 2,416,400 shares were repurchased.

In December 2001, Rymatics surrendered 250,000 shares of common stock after defaulting on a $150,000 note. In March 2002, 177,787 shares were surrendered in connection with the Settlement Agreement with Masters (Note 11).

            Stock Options and Warrants

The Company reserved 5,000,000 shares of common stock under the VirtualFund.com, Inc. 1996 Stock Incentive Plan, (Plan).  Under the Plan, incentive stock options and non-statutory stock options may be granted to key employees, directors, and consultants of the Company at exercise prices not less than 100% of the fair market value of the common stock at the date of grant and 110% for incentive stock options granted to individuals owning 10% or more of the Company’s common stock. The Plan is administered by a stock option committee appointed by the Board of Directors. The committee establishes all terms and conditions of each grant, except that, in the case of incentive options, the term may not exceed 10 years.  The Company also has a 1990 Restated Stock Option Plan.  No additional options may be granted under this Plan.  All previously granted options remain outstanding for 10 years from the grant date or a specified period following termination of employment.

Stock options and warrant activity is as follows:

		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Options	Price	Warrants	Price
Balance, June 30, 2000	4,080,801	$2.54	4,404,953	$5.37
Granted	710,000	0.26	—	—
Exercised (a)	—	—	(50,000)	1.59
Forfeited	(2,260,368)	2.70	(300,000)	2.00
Repriced — Old	(100,000)	4.00	—	—
Repriced — New	100,000	0.25	—	—

Balance, June 30, 2001	2,530,433	1.60	4,054,953	5.67
Cancelled (b)	(1,520,433)	2.29	(2,192,239)	4.64
Repriced — Old	(700,000)	0.64	—	—
Repriced — New	700,000	0.15	—	—

Balance, June 30, 2002	1,010,000	0.23	1,862,714	6.89

(a)   In January 2001, a warrant for 50,000 shares was redeemed in a cashless exercise for 8,302 shares of the Company’s common stock.

(b)   Under terms of a settlement agreement with Masters, warrants for 2,192,239 common shares were cancelled in March 2002 (Note 11).

In May 2001, the Company’s Board of Directors approved the repricing of 100,000 nonstatutory stock options from the original exercise price of $4.00 per share to $.25 per share.  In July 2001, the Board approved the repricing of 500,000 nonstatutory stock options from $.16 per share to $.15 per share, approved the repricing of 100,000 nonstatutory stock options from $2.00 to $.15 per share, and repriced 100,000 nonstatutory stock options from $1.65 per share to $.15 per share, resulting in an insignificant change to the original option intrinsic value assigned.

The per share weighted average fair value of stock options granted during 2001 was $0.26.

Options outstanding and exercisable at June 30, 2002, are as follows:

	Outstanding			Exercisable
		Weighted Average			Weighted
Range of			Remaining		Average
Exercise		Exercise	Contractual		Exercise
Prices	Options	Price	Life — Years	Options	Price

$.15 to 1.00	1,010,000	$0.23	4.8	860,000	$0.24

Warrants outstanding and exercisable at June 30, 2002, are as follows:

Range of Exercise Prices	Warrants	Weighted Average Remaining Contractual Life — Years	Weighted Average Exercise Price
$1.50	20,000	2.2	$1.50
6.79 to 7.00	1,842,714	1.3	6.89

1.50 to 7.00	1,862,714	1.3	6.89

Had the Company recognized stock option compensation expense based on grant-date fair value, consistent with the provisions of SFAS No. 123, the net income (loss) would be approximately as follows:

	Year Ended June 30,
	2002	2001

Net income (loss):
As reported	$(321,358)	$(24,006,464)
Pro forma	1,125,157	(24,291,939)
Net income (loss) per diluted share:
As reported	$(0.02)	$(1.50)
Pro forma	0.07	(1.51)

The fair value of stock options and warrants is the estimated present value at grant-date using the Black-Scholes option pricing model with the following weighted average assumptions:

	Year Ended June 30,
	2002	2001

Expected volatility	19.0%	216%
Risk-free interest rate	4.7%	4.9%
Expected life of options — years	5.0	5.0
Expected dividend yield	—	—

 8.        Commitments -

            Operating Leases

During 2002, all equipment, office and warehouse leases held by the Company expired, terminated, or canceled.  In March 2002, the Company entered a three-year lease for new office space, requiring a 90-day notice to vacate.  In February 2002, the Company entered into a month-to-month lease for climate-controlled space to store historical books and records.

In 2001, the Company leased certain facilities from Grandchildren’s Realty Alternative Management Program I (GRAMPI), a Minnesota limited partnership controlled by the Company’s former CEO, and from TEAM Property Management Company (TEAM), a company controlled by three stockholders of the Company.  The GRAMPI lease originally expired in 2010.  The Company vacated the space, discontinued rent payments and, in March 2002, reached a settlement releasing the Company from any further obligation under the lease.  The lease with TEAM was cancelled in July 2001 by mutual consent with the RSPNetwork sale.

Rent expense was allocated to discontinued operations based on space occupied.  Rent expense under all operating leases for both continuing and discontinued operations (including property taxes, insurance, and maintenance costs) was as follows:

	Year Ended June 30,
	2002	2001

GRAMPI	$—	$955,051
TEAM	—	207,342
Other	107,248	169,140

	$107,248	$1,331,533

Future minimum operating lease payments are less than $3,000 at June 30, 2002.

            Employee Benefit Plans

The Company had two qualified defined contribution 401(k) plans covering substantially all employees. One plan covered RSPNetwork employees and the other plan covered all other employees.  The plans offered employees a savings feature and Company matching contributions were discretionary.  The plans were combined in 2001, and no employer contributions were made in 2002 or 2001.  The Company is in the process of terminating the combined plan.

9.        Related Party Transactions -

Special Compensation to Directors

In June 2001, the Board of Directors authorized bonus payments and option grants to certain directors for services rendered during 2001.

	Amount	Options

Chairman of the Board (Chairman)	$100,000	250,000
Vice-Chairman of the Board (Vice-Chair)	100,000	250,000
Director	30,000	50,000

The options, granted outside the Company’s Stock Option Plan, are fully vested, nonqualified with a term of 5 years and a $0.16 per share exercise price.

In 2001, Messrs. Duoos and Adams, current Chairman and Vice-Chairman of the Board, were paid $69,000 and $66,000, respectively, for their services as Board members dating back to 2000.

Directors Consulting Compensation Agreements

In July 2001, the Special Compensation Committee of the Board of Directors authorized an agreement with the Company’s Chairman of the Board (Chairman).  The agreement provides for the Chairman to be paid a monthly consulting services fee of $21,667 for 3 years plus 100,000 options exercisable at $0.15 per share, to be granted on each anniversary date.  If terminated by the Company, without cause, payment of the compensation is generally continued as severance payments until the end of the agreement.  The Company also authorized payment of his relocation expenses, which totaled $202,527.  In addition, the Chairman receives a monthly directors fee of $3,000.  Additionally, the Chairman was reimbursed expenses of $26,717.

In July 2001, the Special Compensation Committee of the Board of Directors authorized an agreement with the Company’s Vice-Chairman of the Board (Vice-Chair).  The agreement provides for the Vice-Chair to be paid a monthly consulting services fee of $12,500 for 3 years plus 100,000 options exercisable at $0.15 per share, to be granted on each anniversary date.  If terminated by the Company, without cause, payment of the compensation is generally continued as severance payments until the end of the agreement.  In August 2001, the Company also authorized a one–time special consulting fee in the amount of $30,000 for services provided to the Company outside of the agreement for his monthly consulting services.  In addition, the Vice-Chair receives a monthly directors fee of $3,000.  Additionally the Vice-Chair was reimbursed expenses of $57,017.

In connection with the June and July 2001 agreements with the Chairman and Vice-Chair, the Company consulted with an independent specialist.

In July 2002, the Board of Directors awarded options to purchase 100,000 shares of the Company’s common stock to its Chairman, Vice-Chair, and each director.  The options vest immediately, have a term of five years, and have an exercise price of $.05 per share.

Directors Loan Program

In July 2001, the Board of Directors approved a loan program, whereby the Company is authorized to loan to Directors up to $500,000, in total, to buy stock in the Company.  The Chairman and Vice-Chair each borrowed $73,314 in August 2001 to purchase 488,759 and 488,758 shares of the Company’s common stock, respectively. As of June 30, 2002, the Chairman and Vice-Chair each owe the Company approximately $77,900 under terms of their loan agreements, the amount originally borrowed plus $4,597 in interest accrued at the annual rate of 8%.  The Sarbanes-Oxley Act of 2002 restricts future loans to directors.

            Consulting Agreement - Interim CEO

In August 2001, the Company entered into a consulting agreement with The Financial Drivers, Ltd., controlled by Joseph D. Pupel.  Under terms of the agreement, Mr. Pupel is to provide financial services to the Company.  In October 2001, Mr. Pupel was designated Interim Chief Executive Officer and is paid $100 per hour for his services. For the fiscal year ended June 30, 2002, the Company paid Financial Drivers, LTD $123,084 for Mr. Pupel's services and $75,634 for financial services provided by other employees of Financial Drivers, LTD.

Investment - Common Stock

At various times during October and November 2001, the Company made an aggregate investment of $1,007,000 for 601,400 shares of Cone Mills Corporation common stock, a publicly traded company. Commissions of approximately $36,000 were paid on the purchase of these shares to Equity Securities Investments, Inc. (Equity), a company whose president is the Vice-Chair of the company.  The Company joined an existing investor group and in connection therewith executed an agreement with Equity on the same terms as other members of the group. Under terms of such agreement, the Company agreed to pay a 20% advisory fee on the gain from the sale of securities purchased through Equity.  The agreement also requires 20% of the appreciation on certain securities and reflected at December 31 to be paid to Equity. In May and June 2002, 235,100 of these shares were sold for a net gain of $446,874.  Commissions of $121,086 were paid to Equity on the sale of these shares.

Investment - Temporary Subordinated Loan Agreement

On October 30, 2001, the Company entered into a Temporary Subordinated Loan Agreement with Equity.  Under terms of the loan, which was personally guaranteed by a principal of Equity, the Company agreed to lend Equity $1,350,000 at 10% interest.  The loan was repaid with interest on December 28, 2001.

Investment - Convertible Notes

On November 8, 2001, the Company entered into an arrangement with Cash Systems, Inc. (Borrower), a national provider of cash access services to the gaming and retail industries, to loan up to $500,000 in convertible notes.  On November 8, 2001, the Company loaned the Borrower $200,000 and an additional $200,000 was loaned on March 1, 2002.  The notes mature on November 8, 2003, pay interest at 12.5%, require principal and interest payments on a monthly basis, and require the Borrower to grant the Company a security interest in a cash account which is required to maintain a minimum of $300,000 during the term of the loan.  Additionally, the agreement contains personal guarantees of the president and CEO of Borrower and a pledge of certain shares of his stock.  The notes are convertible into common stock at an exercise price of $2 per share.  The agreement also provides that the Company will receive warrants to purchase up to 125,000 shares of common stock of the Borrower, dependent upon the level of borrowings.  The exercise price of the warrants is $2 per share.  Commissions of $65,000 and a warrant to purchase 50,000 shares of Borrower’s common stock were paid and issued by the Borrower to Equity.

Investment - Common Stock / Convertible Note

On October 24, 2001, the Company invested $305,000 for an 80% ownership position in Business Translation Services, Inc. (BTSV), a Nevada Corporation.  On November 12, 2001 the Company loaned $300,000 to BTSV under the terms of a 10% convertible promissory note, payable in three installments over 12 months.  The note is convertible into shares of BTSV at $.50 per share.  On November 12, 2001, BTSV merged with Muller Media, Inc. under a plan of reorganization within the meaning of Section l68 of the Internal Revenue Code, and BTSV’s name was changed to Muller Media, Inc. (Muller).  Muller guaranteed the convertible promissory note, issued a warrant to the Company to purchase 1,200,000 shares of Muller common stock at an exercise price of $.125 per share and agreed to issue to the Company 2,000,000 shares of its common stock in the event of default.  BTSV/Muller paid a commission of $107,550 and issued warrants for 1,000,000 shares of Muller common stock to Equity for this transaction.

In July 2002, Muller Media, claiming unspecified damages, defaulted on payment of their $300,000 note payable to the Company.  The Company established a reserve equal to the full amount of this note, and is actively pursuing collection.

Other

In December 2000, the Board of Directors engaged an independent consultant to review transactions between the Company and its former CEO and TimeMasters, Inc. (TMI), a corporation controlled by the former CEO. Based on the findings, the Company terminated these relationships and commenced legal action against the former CEO.

In 2001, the Company deposited $1.5 million with a law firm to represent certain present and former directors and officers.  At June 30, 2002 and 2001, the Company had approximately $1.3 million remaining, which is included in prepaid expenses.

Transactions with certain related parties for the year ended June 30, 2001, are as follows:

Rent expense (GRAMPI) (a)	$955,051
Rent expense (TEAM)	207,342
Interest income (b) (c)	110,349
Airplanes (d)	103,581
Clubhouse expenses (e)	3,846
Consulting (f)	25,000
California apartment rent	16,000
California apartment utilities and other	4,633
Salary paid to former CEO’s second wife (g)	77,116

Balances outstanding with parties controlled by the former CEO were as follows:

	June 30,
	2002	2001

Receivables and accrued interest (b)	$—	$1,925,369
Allowance for doubtful accounts (b)	—	(1,925,369)

Net receivable	$—	$—

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

The Company leased 178,774 square feet of space under the above lease for a term of fifteen years (expiring December 31, 2010) with no renewal option.  The base rent escalated periodically over the lease term and obligated the Company to pay various operating expenses.  The Board of Directors determined various potential fairness problems with the lease, which resulted in litigation (Note 11 - Global Settlement Agreement - Masters).

(b)   The Company performed services for and paid various amounts on behalf of TMI. The receivable from TMI of $206,711 at June 30, 1999, was combined with additional indebtedness into the $472,977 note described in (c).

(c)   Prior to 1999, GRAMPI borrowed $250,000 from the Company under a note guaranteed by the former CEO, collateralized by the Company’s common stock owned by GRAMPI and bearing interest at the prime rate plus 2.0%. In September 1999, the balance of the note was combined with additional borrowings during 1999 into a new $500,000 noninterest bearing note due September 1, 2000.  During 1999, the former CEO and TMI borrowed an additional $375,472, which was combined with $97,505 that was owed to the Company by TMI into a second note from the former CEO totaling $472,977, due September 1, 2000, with interest at 9.75%.  In 1999, the former CEO borrowed an additional $200,000 due September 1, 2000, with interest at 9.75%. All three notes were collateralized by a deed of trust encumbering certain Montana real property owned by GRAMPI.  The Company determined in November 2000 that the deed of trust was defective as it was never recorded and the land was not owned by GRAMPI, but rather another entity controlled by the former CEO.  In October 2000, the Company loaned $430,000 to GRAMPI, due in calendar 2001 or as approved by the Board of Directors, with interest at the IRS effective tax rate and guaranteed by the former CEO.  Nonrecurring charges include allowances for the receivables from the former CEO and entities he controls, which includes principal and accrued interest due totaling approximately $1,925,000. This amount was forgiven under terms of the Global Settlement Agreement between the Company and Masters  (Note 11).

(d)   The Company regularly used an airplane owned by a company owned or controlled 100% by the former CEO. The Company was charged $430 per hour for flight time.  The Company also paid a company, that may or may not be related to the former CEO, for pilot services at a daily rate of $376 for flight days and a daily rate of $330 for nonflight days.

(e)   The Clubhouse is a guesthouse located in Eden Prairie, MN, owned by either all or any of the following:  the former CEO, TRUST, the former CEO’s spouse, TMI, and/or GRAMPI.

(f)    The former CEO’s spouse was paid consulting services through a company she owned beginning in May 1999, at a monthly rate of $5,000.  Current management was unable to locate a contract specifying the work performed or defining the length of service, nor was management able to find tangible evidence of any work product produced by this Company and/or the former CEO’s spouse in this consulting role. Management at that time, and the Board of Directors, had not been informed that the former CEO’s spouse owned this company or that payments were being made to it.

(g)   The former CEO’s second wife was a Company employee.  Under the divorce decree, the former CEO was not required to pay any alimony to his second wife as long as she was employed by the Company.  Subsequent to their separation, but before the divorce was final, the second wife’s base salary was increased by the former CEO from $58,000 to $100,000.  At the time of this salary increase, the second wife was the Company Secretary and Assistant Treasurer, a position she subsequently resigned. The Company investigated this, as well as allegations that the second wife went for long periods of time performing minimal or no Company business while drawing this salary.  The former CEO is also obligated to pay health club and educational expenses for his second wife under their divorce decree.  Those expenses were paid by the Company and are not included in the previous table.

10.      Supplemental Disclosures of Cash Flow Information -

	Year Ended June 30,
	2002	2001
The Company paid (received) cash for:
Interest	$210,192	$188,548

Noncash investing and financing activities:
Unrealized gain on marketable securities	399,356	—
Common stock issued for acquisition of Rymatics	—	1,031,250
Nonrecurring and restructuring charges	—	4,138,318

11.       Legal Proceedings -

Global Settlement Agreement - Masters

On March 11, 2002, the Company entered into a Global Settlement Agreement with Masters, TMI, GRAMPI, David Norlander — individually and as Trustee of and on behalf of Masters Trust I, Realty Settlement, LLC, and Jessica Tran-Masters.  The parties gave each other mutual and complete releases for any claims and judgments, thereby ending the legal proceedings summarized above (“Feltl,” “Masters,” “Montana,” and “GRAMPI”).  The Company agreed to convey to Masters or his designee all of the Company’s assets pertaining specifically and solely to B2BXchange, and pay to Masters or his designee the amount of $600,000, which included payment of Masters’ attorneys’ fees.  Masters, in turn, agreed to transfer to the Company all shares of Company stock and all warrants owned or controlled by Masters, GRAMPI, Masters Trust I, TimeMasters, any parent, sibling, spouse (whether current or future), child, or grandchild.

            Kittrell

In August 2000, the Company commenced litigation against Jaffray Communications, Inc., doing business as Vitesse Networks, Inc. (Vitesse) and its former President and COO Mark Kittrell in Hennepin County District Court.  The lawsuit alleges that Mr. Kittrell violated his agreement not to compete against the Company and that he, contrary to his contractual promises, recruited RSPNetwork employees to Vitesse and its subsidiaries.  The suit also alleges that Vitesse interfered with the contractual rights of RSPNetwork that prevented Mr. Kittrell from competing against it and the Company and recruiting employees of RSPNetwork and the Company.  Finally, the suit alleges certain securities law violations and misrepresentations by Mr. Kittrell in connection with the conversion and sale of Company stock.  In connection with this lawsuit, Mr. Kittrell made a demand for arbitration, alleging breach of contract and breach of implied covenants of good faith and fair dealing.  Kittrell and the Company filed cross motions in the trial court regarding an arbitration clause in one of the contracts at issue in the case.  Prior to the Court hearing these motions, Kittrell and the Company agreed to arbitrate the disputes between them.  The suit against Vitesse was settled with Vitesse agreeing to pay $10,000, and both parties agreeing to drop all further claims.  The lawsuit against Kittrell went to arbitration in January 2002, with Kittrell prevailing.  The arbitrator awarded Kittrell, net of certain offsets, $2,708,073. Under terms of the final settlement, the Company paid Kittrell $2,137,547, transferred to him 400,000 shares of Muller Media, Inc. stock being held by the Company for investment purposes (book value of $60,188), and also transferred to him the rights to future earnout payments (having no recorded value) due the Company under terms of the agreement selling the assets of RSPNetwork to RSP Acquisitions.

            Wiskus

In January 2001, Michael S. Wiskus brought an action against the Company in Minnesota state court, Hennepin County, for breach of contract and promissory estoppel.  This action was settled before reaching court, with the Company agreeing to pay Wiskus $95,000 in exchange for his release of all present and future claims against the Company.

Metiom

This matter commenced in February 2001, in the United States District Court for the District of Minnesota.  The Company sued Metiom, Inc. (Metiom) seeking a declaratory judgment that Metiom breached a September 29, 2000, Software Licensing Agreement by failing to timely deliver “ConnectTrade” software to it.  A few days later, Metiom filed a suit against the Company in the United States District Court for the District of New York, alleging that the Company breached the September 29, 2000, Software Licensing Agreement and is seeking $1,250,000, plus interest at 1% per month.  In July of 2002, a negotiated settlement was reached.  Under terms of the settlement, the Company paid Metiom $365,000 and entered into a mutual release of all current and future actions, causes of action, individual or class action claims or demands of any kind.

Feltl

In November 2000, Masters and GRAMPI attempted to convey real estate to John E. Feltl, which subsequently became subject to the Montana litigation (see below).  The Company joined Feltl as defendant in the Montana litigation, claiming that the conveyances were fraudulent.  The Company’s claims against Feltl were relinquished under terms of the March 11, 2002, Global Settlement Agreement - Masters.

            Masters

On December 1, 2000, the former CEO (Masters), purporting to act both individually and derivatively on behalf of the Company, filed an action in Minnesota state court against the Company and three of its directors, Edward S. Adams, Timothy R. Duoos and Roger Wikner. Masters’ complaint alleged breach of fiduciary duty, corporate waste and violations of the Minnesota Business Corporation Act and requested that the Court act to temporarily restrain the defendants from (i) selling shares of the Company or its subsidiaries, (ii) terminating or changing the job description of any employee of the Company, (iii) selling assets of the Company or its subsidiaries except in the ordinary course of business, (iv) materially changing any business relationship of the Company, (v) interfering with the scheduling of a shareholders’ meeting by Masters to elect new directors or remove all directors with the exception of Masters and Steve Fisher, (vi) diminishing the global operating performance of the Company’s web site, and (vii) preventing employees or directors from communicating with Masters. Moreover, Masters wanted to be allowed to remove his personal property from the Company’s premises.  On December 5, 2000, the Court denied Masters’ motion for a temporary restraining order in its entirety. The Company thereafter asserted counterclaims against Masters seeking to recover damages arising from breach of fiduciary duty, wrongful use of corporate assets and failure to repay personal loans Masters had received from the Company. At a second injunction hearing held on January 5, 2001, the Court denied Masters’ renewed motion for a temporary injunction. After the Company and the director defendants filed motions to dismiss Masters’ complaint, Masters stipulated to the dismissal of his claims. His derivative claims were dismissed with prejudice by the Court on February 12, 2001, and any personal claims dismissed without prejudice.  The Court entered a judgment against Masters regarding the repayment of personal loans.  The Company agreed to release Masters from this judgment under terms of the Global Settlement Agreement - Masters.

Montana

On December 18, 2000, the Company filed an action in Montana state court against Masters, and two other entities affiliated with Masters. The Company asserted that Masters and/or GRAMPI purported to grant a security interest to the Company in Montana properties actually owned by another Master’s affiliate, Masters Trust I. The Deed of Trust necessary to create the security interest was never recorded. The complaint sought a declaration that the Company has a security interest in three parcels of real property owned by the Masters’ affiliate. In addition to filing the complaint, the Company filed the necessary documents to restrict Masters’ or GRAMPI’s ability to convey any of the affected parcels of real property while the lawsuit was pending.  This action was dropped under terms of the Global Settlement Agreement - Masters.

GRAMPI

On January 10, 2001, the Company commenced an action in Hennepin County District Court against Masters and GRAMPI.  The action sought, among other things, to void the lease of space in a business complex owned by GRAMPI on the grounds that the lease was unfair, unreasonable, and unduly benefited Masters, in violation of Masters’ fiduciary duties to the Company.  The action also sought the return of profits realized by Masters as a result of his self-dealing regarding the purchase of the business complex, the lease, and other real estate transactions with the Company.  In March 2001, GRAMPI asserted a counterclaim against the Company for breach of the lease contract.  The GRAMPI claims against the Company exceeded $9 million.  Masters also asserted a personal counterclaim at that time for breach of an alleged employment contract with the Company.  Both the Company’s and Masters actions were withdrawn under terms of the Global Settlement Agreement - Masters.

Manugistics

Contrary to explicit instructions received from the majority of the Board of Directors, Masters signed, on behalf of the Company, a software licensing agreement with a company called Manugistics and initiated the wire transfer of an initial payment of $2.5 million.  The Company refused to honor the contract alleging that Manugistics was aware of Masters acting outside of his powers and authorities when signing the contract and wiring the money.  Manugistics commenced an action against the Company in federal court in Maryland on December 5, 2000, alleging breach of contract.  The Company filed in early February 2001 its Answer and Counterclaims for Rescission and Declaratory Judgment (Claim) that the alleged contract was not valid.  The Company requested the Court impose a constructive trust over the $2.5 million Manugistics received.  The Claim alleged that Manugistics was guilty of conversion and was unjustly enriched.  It also sought a declaratory judgment that the contract was null and void, or that the Court rescind the contract.  The parties settled the litigation on July 6, 2001.  Manugistics paid the Company $1.3 million in July 2001, and the parties agreed to mutually and completely release each other from any further claims.

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

Thurn et al.

In February 2001, the Company commenced an action in Hennepin County District Court against Timothy N. Thurn, Nancy Masters Sawyer, and Danny J. Vatland. The Company sought money damages against the defendants for breaches of their employment agreements and/or their fiduciary duties. Moreover, the Company sought to have the Court declare that the defendants breached their respective employment agreements and were therefore not entitled to any further compensation or benefits under those agreements and that these agreements are rescinded. The Company claimed that Thurn violated his contractual and/or fiduciary duties as Chief Financial Officer and/or Treasurer of the Company, one of the violations being the transfer of $2.5 million to Manugistics, even though he was aware or should have been aware that the Company’s Board of Directors had restricted Masters’ authority to enter into the transaction with Manugistics.  The Company claimed Masters Sawyer breached her duties as former Secretary/Assistant Treasurer and most recently as Vice-President of Operations, amongst others, by receiving excessive unapproved compensation, failing to disclose contracts and transactions that were contrary to the Company’s interest, and failing to perform the tasks and duties of her position due to excessive, unexplained absenteeism.  The Company claimed that Vatland as Vice President of Advanced Technology Development and/or Chief Technology Officer breached his duties because he failed to disclose and furthered contracts and transactions by corporate officers and/or directors that were contrary to the Company’s interest, and because he furthered the use of Company funds and/or assets, which were not in furtherance of the Company’s interest and were not authorized or were in contravention of directives issued or restrictions placed by the Company’s Board of Directors.  All defendants denied the Company’s claims and raised various counterclaims, including counterclaims for severance payments, breach of contract and violation of the Workers Adjustment Retraining Notification Act.  Vatland and Thurn claimed to be entitled to 12 months of severance pay and Masters Sawyer claimed to be entitled to 36 months of severance pay. Vatland further contended that he was entitled to $75,000 per year, covering a period of time after he voluntarily had his base compensation reduced from $250,000 to $175,000.  The Company settled all claims in June 2001.  In consideration for payments from the Company in the amounts of $157,500, $45,000, and $55,000 to Vatland, Thurn, and Masters Sawyer, respectively, the parties mutually released each other from any further claims and agreed to execute a stipulation for dismissal with prejudice.

12.       Uncertainties -

Legal proceedings involving the Company resulting from the restructuring that occurred during the fiscal year 2001 were significant to the Company’s financial position.  Management accrued during 2001 the results of settlements and other related expenses that, in management’s estimate, were sufficient to adequately reflect payments required under terms of the various settlements, including related legal expenses.  As of June 30, 2002, the Company is unaware of any material remaining or potential future legal proceedings for which additional amounts need to be accrued.

In accordance with the terms of the DGBU sale, the Company retained certain liabilities related to claims made by customers who purchased equipment from the DGBU prior to the sale. Also, the DGBU buyer withheld $1,000,000, pending the receipt of consents from Masters related to the transferability of certain leases.  These consents were obtained under terms of the Global Settlement Agreement with Masters.  When payment of the holdback was requested from the buyer, the Company was notified of the buyer’s intent to deduct from the holdback $821,481 to settle $322,000 in unsubstantiated product liability claims, and other unsubstantiated claims unrelated to the initial purpose of the holdback.  Management intends to vigorously pursue collection of the holdback.

SIGNATURES

                In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VirtualFund.com, Inc.

By:	/s/ Timothy R. Duoos
Title:	Chairman of the Board
Date:	December 19, 2002

POWER OF ATTORNEY

           KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Timothy R. Duoos and Edward S. Adams and each of them, jointly and severally, his attorneys-in-fact, each with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Report on Form 10-KSB, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

           In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

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
Stephen Fisher

CERTIFICATION

I, Joseph D. Pupel, certify that:

1.     I have reviewed this annual report on Form 10-KSB of VirtualFund.com, Inc.;

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

Date: December 19, 2002

/s/ Joseph D. Pupel
Joseph D. Pupel
Interim Chief Executive Officer (principal executive officer and principal accounting officer)

EXPLANATORY NOTE REGARDING CERTIFICATION: Representations 4, 5 and 6 of the Certification as set forth in Form 10-KSB have been omitted, consistent with the Transition Provisions of SEC Exchange Act Release No. 34-46427, because this Annual Report on Form 10-KSB covers a period ending before the Effective Date of Rules 13a-14 and 15d-14.

INDEX TO EXHIBITS

Exhibit	Description of Exhibit

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

3.4

Amended Article III of the Articles of Incorporation of the Company, as amended September 5, 2000.  Incorporated by reference to Exhibit 3.5 to the Company’s Form 10-K for the fiscal year ended June 30, 2000.

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

10.1	LaserMaster Technologies, Inc. 1990 Restated Stock Option Plan, as amended. Incorporated by reference to Exhibit 10.1 to the Company’s report on Form 10-K for the fiscal year ended June 30, 1991.

10.2	Representative Form of Incentive Stock Option Agreement. Incorporated by reference to Exhibit 10.1 to the Company’s report on Form 10-K for the fiscal year ended June 30, 1991.

10.3	Representative Form of Non-Qualified Stock Option Agreement. Incorporated by reference to Exhibit 10.3 to the Company’s report on Form 10-K for the fiscal year ended June 30, 1991.

10.4	LaserMaster Technologies, Inc. 1996 Stock Incentive Plan, as amended. Incorporated by reference to Exhibit 4.1 to the Company’s Form S-8 Registration Statement filed August 30, 1996 (No. 333-11157).

10.5

Representative Form of Director’s Non-Qualified Stock Option Agreement and Schedule of Director’s Non-Qualified Stock Options.  Incorporated by reference to Exhibit 10.5 to the Company’s report on Form 10-K for the fiscal year ended June 30, 2001.

10.6

Letters to Tim Duoos, dated August 23, 1999 and November 30, 1999, relating to compensation for services as director and consultant,.  Incorporated by reference to Exhibit 10.20 to the Company’s report on Form 10-K for the fiscal year ended June 30, 2001.

10.7

Letters to Ed Adams, dated September 10, 1999 and November 30, 1999, relating to compensation for services as director and consultant.  Incorporated by reference to Exhibit 10.21 to the Company’s report on Form 10-K for the fiscal year ended June 30, 2001.

10.8*

Consulting Agreement with MSJ & Associates, LLC, controlled by Monte Johnson, effective as of May 1, 2001.  Incorporated by reference to Exhibit 10.22 to the Company’s report on Form 10-K for the fiscal year ended June 30, 2001.

10.9*	Consulting Agreement with Financial Drivers, LTD dated October 8, 2001.

10.10*

Special Committee Compensation Agreement with Timothy R. Duoos, dated July 1, 2001.  Incorporated by reference to Exhibit 10.23 to the Company’s report on Form 10-K for the fiscal year ended June 30, 2001.

10.11*

Special Committee Compensation Agreement with Edward S. Adams, dated July 1, 2001.  Incorporated by reference to Exhibit 10.24 to the Company’s report on Form 10-K for the fiscal year ended June 30, 2001.

23.1	Consent of Lurie Besikof Lapidus & Company, LLP

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

*      Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-KSB.