Form 10-Q
period 2001-09-30
VIRTUALFUND COM INC
filed 2003-01-14
CIK 857470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2001

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to           .

Commission File No.: 0-18114

VIRTUALFUND.COM, INC.

(Exact name of registrant as specified in charter)

Minnesota	41-1612861
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

13911 Ridgedale Drive, Suite 477, Minnetonka, Minnesota	55305
(Address of principal executive offices)	(Zip code)

(952) 348-0480

Registrant’s telephone number, including area code)

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

                Yes ☐  No ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                Yes ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at 12/31/02

Common Stock, $.01 par value	15,203,617

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

VIRTUALFUND.COM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2001	June 30, 2001
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$6,637,503	$8,439,552
Restricted cash	2,000,000	—
Receivables, less allowance for doubtful accounts of $-0- and $1,600	73,764	1,355,933
Receivables — related parties, less allowance of $1,925,400	135,671	135,671
Prepaid expenses	1,514,088	1,615,984
TOTAL CURRENT ASSETS	10,361,026	11,547,140

PROPERTY AND EQUIPMENT	26,655	58,022

NOTES RECEIVABLE — RELATED PARTIES	146,948	—

	$10,534,629	$11,605,162

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Notes payable and accrued interest — related parties, 9.25%, unsecured	$840,109	$820,343
Accounts payable	514,001	717,004
Accrued nonrecurring and restructuring charges	1,663,464	1,883,280
Accrued expenses	133,500	138,745
Other current liabilities	1,868,248	1,856,780
Net liabilities of discontinued operations	1,894,936	2,061,221
TOTAL CURRENT LIABILITIES	6,914,258	7,477,373

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Series A convertible preferred stock, $.01 par value (5,000,000 shares authorized; no shares issued and outstanding)	—	—
Common stock, $.01 par value (50,000,000 shares authorized; 15,631,404 shares issued and outstanding)	156,314	156,314
Additional paid-in capital	36,150,694	36,150,694
Accumulated deficit	(32,686,637)	(32,179,219)
	3,620,371	4,127,789

	$10,534,629	$11,605,162

See notes to consolidated financial statements.

VIRTUALFUND.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,
	2001	2000
NET SALES	$—	$—

COST OF SALES	—	—

GROSS PROFIT	—	—

OPERATING EXPENSES
General and administrative	626,316	1,872,602
Restructuring recoveries	(8,320)	—

OPERATING LOSS	(617,996)	(1,872,602)

OTHER INCOME (EXPENSE)
Interest expense	(986)	(1,175)
Interest income	81,474	580,929
Other	(62,660)	4,479
	17,828	584,233

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(600,168)	(1,288,369)

INCOME TAX PROVISION	—	—

LOSS FROM CONTINUING OPERATIONS	(600,168)	(1,288,369)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS
Net of income tax provision of $-0-	92,750	(2,700,025)

NET LOSS	$(507,418)	$(3,988,394)

INCOME(LOSS) PER COMMON SHARE — BASIC AND DILUTED
Continuing operations	$(0.04)	$(0.07)
Discontinued operations	0.01	(0.16)
	$(0.03)	$(0.23)

WEIGHTED AVERAGE COMMON SHARES — BASIC AND DILUTED	15,631,404	17,168,585

See notes to consolidated financial statements

VIRTUALFUND.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Three Months Ended September 30,
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(507,418)	$(3,988,394)
Adjustment to reconcile net loss to net cash provided (used) by operating activities:
Discontinued operations	(166,286)	(1,827,711)
Loss on sale or disposal of property and equipment	20,867	—
Depreciation and amortization	6,000	172,458
Change in assets and liabilities:
Accounts and notes receivable	1,301,936	(33,181)
Prepaid expenses	101,896	(374,960)
Accounts payable	(203,003)	221,566
Accrued nonrecurring and restructuring charges	(219,816)	—
Accrued expenses	(5,245)	(33,438)
Income taxes payable	—	(872,900)
Other current liabilities	11,468	(4,759)
Net cash provided(used) by operating activities	340,399	(6,741,319)

CASH FLOWS FROM INVESTING ACTIVITIES
Loans to related parties	(146,948)	(45,885)
Purchases of property and equipment	—	(478,744)
Proceeds from sale of property and equipment	4,500	—
Additions to other assets	—	(4,419)
Net cash used by investing activities	(142,448)	(529,048)

CASH FLOWS FROM FINANCING ACTIVITY
Repurchase of common shares	—	(2,026,963)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	197,951	(9,297,330)

CASH AND CASH EQUIVALENTS
Beginning of period	8,439,552	39,533,688

End of period (2001 includes $2,000,000 of restricted cash)	$8,637,503	$30,236,358

See notes to consolidated financial statements

VIRTUALFUND.COM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.             Basis of Presentation -

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Annual Report on Form 10-K of VirtualFund.com, Inc. and subsidiaries (the “Company”) for the year ended June 30, 2001. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending June 30, 2002.

2.             Restructuring Charges -

In December 2000, as a result of the discontinued operations and other actions, the Company adopted a restructuring plan and incurred certain restructuring charges in 2001 which are included in operations as follows:

	Allowance and Accrual at June 30, 2001	Three Months Ended September 30, 2001			Allowance and Accrual at September 30, 2001
		Recoveries	Asset Write-offs	Amounts Paid
NONRECURRING
Allowance for doubtful accounts (a)	$1,925,369	$—	$—	$—	$1,925,369

RESTRUCTURING
Product discontinuance (b)	855,076	—	(111,080)	—	743,996
Employee separation costs	46,956	—	—	(46,956)	—
Facilities costs (c)	981,248	(8,320)	(53,460)	—	919,468
	1,883,280	(8,320)	(164,540)	(46,956)	1,663,464

	$3,808,649	$(8,320)	$(164,540)	$(46,956)	$3,588,833

(a)   An allowance for uncollectable receivables from Melvin Masters (Masters), the Company’s former Chief Executive Officer.

(b)  Costs associated with the discontinuance of the Internet business-to-business software platform, B2Bxchange, and separate supply chain investment.

(c)   Payments to exit closed and idle facilities leases.

3.                                       Discontinued Operations -

In the fourth quarter of 2001 we discontinued the Internet Services Business Unit (ISBU), which included the B2BX platform development and Supply Chain Management software integration, RSPNetwork, Inc., and Rymatics, Inc.  The related expenses are reflected in the restructuring charges included in the operating statement in that fiscal year.  As part of the restructuring, the assets of RSPN were sold to a member of the Company’s Board of Directors and a stockholder during the quarter ended September 30, 2001.  All ISBU operations are disclosed herein as discontinued operations.  Net sales of the ISBU for the three months ended September 30, 2001 and 2000 were $130,408 and$1,490,000.

4.                                       Earnings Per Share Calculation

The following table summarizes securities that could potentially dilute basic earnings per share in the future but were not included in the computation of diluted earnings per share because to do so would have been antidilutive:

	September 30,
	2001	2000
Stock Options	2,530,433	4,968,301
Warrants(a)	4,054,953	4,404,953
	6,585,386	9,373,254

(a)        Includes warrants for 2,192,239 common shares that were cancelled on March 11, 2002 under terms of a Global Settlement Agreement between the Company and Masters.

5.                                       Certain Related Party Transactions

Directors Consulting Compensation Agreements

In July 2001, the Special Compensation Committee of the Board of Directors authorized an agreement with the Company’s Chairman of the Board (Chairman).  The agreement provides for the Chairman to be paid a monthly consulting services fee of $21,667 for 3 years plus 100,000 options exercisable at $0.15 per share, to be granted on each anniversary date.  If terminated by the Company without cause, compensation is generally continued until the end of the agreement.  The Company also authorized payment of his relocation expenses, which totaled $202,527.  In addition, the Chairman receives a monthly directors fee of $3,000.  Additionally, the Chairman was reimbursed expenses of $26,717 during fiscal 2002.

In July 2001, the Special Compensation Committee of the Board of Directors authorized an agreement with the Company’s Vice-Chairman of the Board (Vice-Chair).  The agreement provides for the Vice-Chair to be paid a monthly consulting services fee of $12,500 for 3 years plus 100,000 options exercisable at $0.15 per share, to be granted on each anniversary date.  If terminated by the Company, without cause, payment of the compensation is generally continued until the end of the agreement.  In August 2001, the Company also authorized a one–time special consulting fee in the amount of $30,000 for services provided to the Company outside of the agreement for his monthly consulting services.  In addition, the Vice-Chair receives a monthly directors fee of $3,000.  Additionally the Vice-Chair was reimbursed expenses of $57,017 during fiscal 2002.

In connection with the June and July 2001 agreements with the Chairman and Vice-Chair, the Company consulted with an independent specialist.

Directors Loan Program

In July 2001, the Board of Directors approved a loan program, whereby the Company is authorized to loan to Directors up to $500,000, in total, to buy stock in the Company.  The Chairman and Vice-Chair each borrowed $73,314 in August 2001 to purchase 488,759 and 488,758 shares of the Company’s common stock, respectively. As of September 30, 2001, the Chairman and Vice-Chair each owes the Company approximately $73,500 under terms of their loan agreements, the amount originally borrowed plus interest accrued at the annual rate of 8%.  The loans are due on August 1, 2006.  The Sarbanes-Oxley Act of 2002 restricts future loans to directors.

Consulting Agreement — Interim CEO

In August 2001, the Company entered into a consulting agreement with Financial Drivers, Ltd., controlled by Joseph D. Pupel.  Under terms of the agreement, Mr. Pupel is to provide financial services to the Company.  In October 2001, Mr. Pupel was designated Interim Chief Executive Officer and Financial Drivers, Ltd. is paid $100 per hour for his services. During the quarter, the Company paid Financial Drivers, Ltd. $10,504 for Mr. Pupel’s services and $12,756 for financial services provided by other employees of Financial Drivers, Ltd.

Repricing

In July 2001, the Board approved the repricing of 500,000 nonstatutory stock options from $.16 per share to $.15 per share, approved the repricing of 100,000 nonstatutory stock options from $2.00 to $.15 per share, and repriced 100,000 nonstatutory stock options from $1.65 per share to $.15 per share.

6.                                       Supplemental Disclosures of Cash Flow Information

	Three Months Ended September 30,
	2001	2000
Interest Paid	$986	$159,777

Noncash investing and financial activities:
VirtualFund.com Common Stock purchased but not settled until after September 30, 2000	—	1,083,266
Purchase of shares of public company for investment not settled until after September 30, 2001	110,608	—

7.                                       Legal Proceedings

Global Settlement Agreement - Masters

On March 11, 2002, the Company entered into a Global Settlement Agreement with Melvin Masters ("Masters"), TimeMasters, Inc., Grandchildren's Realty Alternative Program I, L.P. ("GRAMPI"), and David Norlander — individually and as Trustee of and on behalf of Masters Trust I, Realty Settlement, LLC, and Jessica Tran-Masters.  The parties gave each other mutual and complete releases for any claims and judgments, thereby ending the legal proceedings summarized below (“Feltl,” “Masters,” “Montana,” and “GRAMPI”).  The Company agreed to convey to Masters or his designee all of the Company’s assets pertaining specifically and solely to B2BXchange, and pay to Masters or his designee the amount of $600,000, which included payment of Masters’ attorneys’ fees.  Masters, in turn, agreed to transfer to the Company all shares of Company stock and all warrants owned or controlled by Masters, GRAMPI, Masters Trust I, TimeMasters, any parent, sibling, spouse (whether current or future), child, or grandchild.

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

Masters

On December 1, 2000, the former CEO (Masters), purporting to act both individually and derivatively on behalf of the Company, filed an action in Minnesota state court against the Company and three of its directors, Edward S. Adams, Timothy R. Duoos and Roger Wikner. Masters’ complaint alleged breach of fiduciary duty, corporate waste and violations of the Minnesota Business Corporation Act and requested that the Court act to temporarily restrain the defendants from (i) selling shares of the Company or its subsidiaries, (ii) terminating or changing the job description of any employee of the Company, (iii) selling assets of the Company or its subsidiaries except in the ordinary course of business, (iv) materially changing any business relationship of the Company, (v) interfering with the scheduling of a shareholders’ meeting by Masters to elect new directors or remove all directors with the exception of Masters and Steve Fisher, (vi) diminishing the global operating performance of the Company’s web site, and (vii) preventing employees or directors from communicating with Masters. Moreover, Masters wanted to be allowed to remove his personal property from the Company’s premises.  On December 5, 2000, the Court denied Masters’ motion for a temporary restraining order in its entirety. The

Company thereafter asserted counterclaims against Masters seeking to recover damages arising from breach of fiduciary duty, wrongful use of corporate assets and failure to repay personal loans Masters had received from the Company. At a second injunction hearing held on January 5, 2001, the Court denied Masters’ renewed motion for a temporary injunction. After the Company and the director defendants filed motions to dismiss Masters’ complaint, Masters stipulated to the dismissal of his claims. His derivative claims were dismissed with prejudice by the Court on February 12, 2001, and any personal claims dismissed without prejudice.  The Court entered a judgment against Masters regarding the repayment of personal loans.  The Company agreed to release Masters from this judgment under terms of the Global Settlement Agreement — Masters.

Montana

On December 18, 2000, the Company filed an action in Montana state court against Masters, and two other entities affiliated with Masters. The Company asserted that Masters and/or GRAMPI purported to grant a security interest to the Company in Montana properties actually owned by another Master’s affiliate, Masters Trust I. The Deed of Trust necessary to create the security interest was never recorded. The complaint sought a declaration that the Company has a security interest in three parcels of real property owned by the Masters’ affiliate. In addition to filing the complaint, the Company filed the necessary documents to restrict Masters’ or GRAMPI’s ability to convey any of the affected parcels of real property while the lawsuit was pending.  This action was dropped under terms of the Global Settlement Agreement — Masters.

GRAMPI

On January 10, 2001, the Company commenced an action in Hennepin County District Court against Masters and GRAMPI.  The action sought, among other things, to void the lease of space in a business complex owned by GRAMPI on the grounds that the lease was unfair, unreasonable, and unduly benefited Masters, in violation of Masters’ fiduciary duties to the Company.  The action also sought the return of profits realized by Masters as a result of his self-dealing regarding the purchase of the business complex, the lease, and other real estate transactions with the Company.  In March 2001, GRAMPI asserted a counterclaim against the Company for breach of the lease contract.  The GRAMPI claims against the Company exceeded $9 million.  Masters also asserted a personal counterclaim at that time for breach of an alleged employment contract with the Company.  Both the Company’s and Masters actions were withdrawn under terms of the Global Settlement Agreement — Masters.

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

8.             Subsequent Events

Investment — Common Stock

At various times during October and November 2001, the Company made an aggregate investment of $1,007,000 for 601,400 shares of Cone Mills Corporation, a publicly traded company that is a producer of denim and decorative fabrics.  Commissions of approximately $36,000 were paid on these transactions to Equity Securities Investments, Inc. (Equity) whose president is also the Vice-Chair of the Company.  The Company joined an existing investor group and in connection therewith executed an agreement with Equity on the same terms as other members of the group.  Under the terms of such agreement, the Company agreed to pay 20% advisory fee on the gain from the sale of securities and reflected at year-end to be paid to Equity.  The agreement also requires 20% of the appreciation on certain securities and reflected at year-end to be paid to Equity.  In May and June 2002, 235,100 of these shares were sold for a net gain of $446,874.  Commissions of approximately $121,086 related to these transactions were also paid to Equity.

Investment — Temporary Subordinated Loan Agreement

On October 30, 2001, the Company entered into a Temporary Subordinated Loan Agreement with Equity.  Under terms of the loan, the Company loaned Equity $1,350,000 at 10% interest.  The loan was repaid with interest on December 28, 2001.

Investment — Convertible Notes

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

Investment — Common Stock/Convertible Note

On October 24, 2001, the Company invested $305,000 for an 80% ownership position in Business Translation Services, Inc. (BTSV), a Nevada Corporation.  On November 12, 2001 the Company loaned $300,000 to BTSV under the terms of a 10% convertible promissory note, payable in three installments over 12 months.  The note is convertible into shares of BTSV at $.50 per share.  On November 12, 2001, BTSV merged with Muller Media, Inc. under a plan of reorganization within the meaning of Section l68 of the Internal Revenue Code, and BTSV’s name was changed to Muller Media, Inc. (Muller).  Muller guaranteed the convertible promissory note, issued a warrant to the Company to purchase 1,200,000 shares of Muller common stock at an exercise price of $.125 per share and agreed to issue to the Company 2,000,000 shares of its common stock in the event of default.  Before taking into account the effects of exercising the warrant, the Company’s ownership in Muller is approximately 16%.  Under the terms of the Kittrell Settlement (Note 9), 400,000 shares of Muller were transferred to Kittrell in May 2002, reducing the Company’s ownership to approximately 13%.

BTSV/Muller paid a commission of $107,550 and issued warrants for 1,000,000 shares of Muller common stock to Equity for this transaction.

In July 2002, Muller Media, claiming unspecified damages, defaulted on payment of their $300,000 note payable to the Company.  The Company established a reserve equal to the full amount of this note, and is actively pursuing collection.

Investment — Private Placement

In May 2002 the Company paid $200,000 for 208,333 private placement common units of a non-public Illinois company that provides billing, collections and reimbursement services for healthcare industry clients.  If all private placement units were sold, the Company would hold a 3.4% ownership position.

Acquisition of Business

On January 10, 2003, the Company acquired all of the stock of Marquest Financial, Inc. ("Marquest"), a mortgage brokerage business based in Minnesota, in exchange for 3,000,000 shares of common stock of the Company and cash of $80,000. As a result of the transaction, Marquest became a wholly owned subsidiary of the Company. Edward M. Graca, a director of the Company, was the sole shareholder of Marquest. In connection with the acquisition, Mr. Graca entered into a three-year employment agreement with Marquest.

Issuance of Restricted Stock

In January 2003 the Company engaged a consultant to provide assistance in establishing financial services operations to be based in California. As compensation for such services, the Company agreed to issue the consultant a total of 2,000,000 shares of restricted common stock of the Company which will vest over a period of 36 months. The consulting arrangement can be terminated at any time by either party, and upon such termination any shares that have not vested will be forfeited by the consultant and cancelled.

Shareholder Matters

In January 2003 a shareholder filed a Schedule 13D reporting beneficial ownership of 1,545,000 shares of common stock of the Company, held for investment purposes. Concurrently, this shareholder indicated that he would seek changes in the composition of the Board of Directors, termination of consulting agreements with directors and a review of related party transactions, and would seek to have the Company pursue the acquisition of the digital printer business formerly owned by the Company.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Currently, the Company is not operating as a sales-generating business.  The Board is actively pursuing options regarding the future use of its residual assets by examining various potential business acquisitions and other opportunities.

Results of Operations

General and Administrative Expenses.  General and administrative expenses for the quarter ended September 30, 2001 were $626,316, compared to $1,872,602 in the quarter ended September 30, 2000.  The decrease in general and administrative costs is a result of the restructuring plan implemented in December 2000 that included headcount reductions, the discontinuance of the Internet Services Business Unit (ISBU) which included the termination of all activities related to B2Bxchange and the sale of RSPNetwork, Inc. (RSPN), and the elimination of facility-related expenses.

Other Income and Expense. Interest income was $81,474 for the quarter ended September 30, 2001 compared to $580,929 for the quarter ended September 30, 2000.  The decrease in interest income was primarily attributable to a reduction in the amount of invested cash and cash equivalents.

Loss from Discontinued Operations.   In the quarter ended September 30, 2000 the $2,700,025 loss from discontinued operations results from the reclassification of the ISBU.  In the quarter ended September 30, 2001 the $92,750 income results from a change in estimate of future product liability established in 2000 on sale of the Digital Graphics Business Unit (DGBU).

Liquidity and Capital Resources

At September 30, 2001, the Company had cash and cash equivalents of $8,637,503, an increase of $197,951 from June 30, 2001.  In September 2001, the Company agreed to place $2,000,000 in a restricted interest bearing account pending completion of a lawsuit (See Note — Legal Proceedings — Kittrell above), which was subsequently paid in February 2002, as part of the final settlement.

Operations provided cash of $340,399 during the three months ended September 30, 2001, net of cash used by discontinued operations of $166,286.  For the comparable period last year, net cash used by continuing operations in 2001 was $3,337,221, resulting in total cash used by operating activities of $6,741,319 when added to the net cash used by discontinued operations of $3,404,098.  Net cash used in operating activities for the three months ended September 30, 2001 consisted primarily of combined net losses from both continuing and discontinued operations of $507,418, a net use from changes in current balance sheet asset and liability accounts of $452,183, offset by a $1,300,000 payment received in proceeds from a settled lawsuit (See Note — Legal Proceedings — Manugistics).  In 2001, continuing operations used cash primarily for general and administrative purposes.

Net cash used in investing activities was $142,448 for the three months ended September 30, 2001 compared to net cash used by investing activities of $529,048 for the same period one year ago.  The net cash used by investing activities for the current quarter ended September 30, 2001 resulted primarily from loans made to two directors for their purchase of company stock, as approved by the Board of Directors.  The net cash used by investing activities during the quarter ended September 30, 2000 was due primarily to purchases of property and equipment.

No funds were used or provided by financing activities during the quarter ended September 30, 2001.  The $2,026,963 used for financing activities in the first quarter of fiscal year 2000 was the result of the purchase of Company stock under a stock repurchase program authorized by the Board of Directors.

The Board of Directors is currently evaluating the Company’s financial position, and believes the reduction in operating costs achieved from the restructuring process implemented in fiscal 2001, combined with the future strategic direction will allow the Company to meet its obligations through the next twelve months.

Due to the Company’s failure to meet NASDAQ per share price criteria, the Company’s common stock was delisted from NASDAQ National Market on August 21, 2001. In addition, the Company’s ability to obtain additional financing through the issuance of common stock or securities convertible into common stock could be adversely affected.

The Company incurred a net loss of $507,418 for the quarter ended September 30, 2001, and has an accumulated deficit of $32,686,637 as of September 30, 2001.  The Company expects to incur losses for the remainder of its current fiscal year.  There can be no assurance that the Company will not incur additional losses for a longer period, will generate positive cash flow from its operations, or that the Company will attain or thereafter sustain profitability in any future period.  To the extent the Company continues to incur losses or acquires investments, its operating and investing activities may use cash and, consequently, such losses or growth will require the Company to obtain additional sources of financing in the future or to cash outflows.

Cautionary Statements

Certain statements contained in this Form 10-Q and other written and oral statements made from time to time by us may not relate strictly to historical or current facts. As such, they are considered “forward-looking statements” which provide current expectations or forecasts of future events. Such statements can be identified by the use of terminology such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “could,” “possible,” “plan,” “project,” “should,” “will,” “forecast” and similar words or expressions. One must carefully consider forward-looking statements and understand that such statements involve a variety of risks and uncertainties, known and unknown, and may be affected by inaccurate assumptions, including, among others, those discussed below. Consequently, no forward-looking statement can be guaranteed and actual results may vary materially. We undertake no obligation to update any forward-looking statement, but investors are advised to consult any further disclosures by us on this subject in our filings with the Securities and Exchange Commission, especially on Forms 10-K, 10-KSB, 10-Q, 10-QSB and 8-K (if any), in which we discuss in more detail various important factors that could cause actual results to differ from expected or historic results. We note these factors as permitted by the Private Securities Litigation Reform Act of 1995. It is not possible to foresee or identify all such factors. As such, investors should not consider any list of such factors to be an exhaustive statement of all risks, uncertainties or potentially inaccurate assumptions.

Legal Proceedings

Legal proceedings involving the Company are significant to the Company’s financial position.  The financial statements include accrued amounts sufficient to adequately reflect payments required under terms of the various settlements and related legal expenses incurred subsequent to September 30, 2001.  The Company is unaware of any material existing or potential future legal proceedings for which additional amounts would need to be accrued.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There have not been any material changes in the sources and effects of the Company’s market risk since June 30, 2001.

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

ITEM 2:     CHANGES IN SECURITIES

None

ITEM 3:     DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4:     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5:     OTHER INFORMATION

Effective October, 2001 Monte S. Johnson resigned his position as the Company’s acting Chief Executive Officer. Joseph D. Pupel assumed the position as Interim Chief Executive Officer.  Mr. Pupel is a principal with The Drivers, LTD., a financial and marketing consulting firm he founded in 1999, and which is headquartered in Minnetonka, Minnesota.  From 1996 until 1999, Mr. Pupel was the Chief Financial Officer of Chumbo.com.  Mr. Pupel is a Certified Public Accountant, and earned his BBA and MBA from The University of Notre Dame.

Item 6:             Exhibits and Reports on Form 8-K.

(a)   Listing of Exhibits

99.1       Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)   Reports on Form 8-K

(1)     Change in Independent Accountants to Lurie Besikof Lapidus & Company, LLP filed on July 16, 2001

(2)     Disposition of Assets of RSPNetwork, Inc. (as sole shareholder of RSPNetwork, Inc.) filed on August 7, 2001

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIRTUALFUND.COM, INC.
(Registrant)
Date: January 13, 2003	/s/ Timothy Duoos
Timothy Duoos, Chairman of the Board

Date: January 13, 2003	/s/ Joseph D. Pupel
Joseph D. Pupel, Interim Chief Executive Officer
(Duly Authorized Officer and Principal Financial Officer)

CERTIFICATION UNDER SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Joseph D. Pupel, the Interim Chief Executive and Duly Authorized  Principal Accounting Officer, hereby certify that:

1.     I have reviewed this quarterly report on Form 10-Q of VirtualFund.com, Inc.;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

Date: January 13, 2003

/s/ Joseph D. Pupel
Joseph D. Pupel
Interim Chief Executive Officer (principal executive officer and principal accounting officer)

EXPLANATORY NOTE REGARDING CERTIFICATION: Representations 4, 5 and 6 of the Certification as set forth in Form 10-Q have been omitted, consistent with the Transition Provisions of SEC Exchange Act Release No. 34-46427, because this Quarterly Report on Form 10-Q covers a period ending before the Effective Date of Rules 13a-14 and 15d-14.