Form 10-Q
period 2001-12-31
VIRTUALFUND COM INC
filed 2003-01-14
CIK 857470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒                                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  December 31, 2001

or

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

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

VIRTUALFUND.COM, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2001	2001
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,699,494	$8,439,552
Restricted cash	2,000,000	—
Marketable securities	1,082,520	—
Receivables, less allowance for doubtful accounts of $-0- and $1,600	125,730	1,355,933
Receivables—related parties, less allowance of $-0- and $1,925,400	135,671	135,671
Notes receivable	393,173	—
Prepaid expenses	1,627,890	1,615,984
TOTAL CURRENT ASSETS	9,064,478	11,547,140

PROPERTY AND EQUIPMENT, NET	17,655	58,022

NOTES RECEIVABLE	89,412	—

NOTES RECEIVABLE—RELATED PARTIES	146,948	—

MARKETABLE SECURITIES	87,811	—

	$9,406,304	$11,605,162
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Notes payable and accrued interest—related parties, 9.25%, unsecured	$840,110	$820,343
Accounts payable	684,671	717,004
Accrued nonrecurring and restructuring charges	1,370,745	1,883,280
Accrued expenses	133,500	138,745
Other current liabilities	1,544,436	1,856,780
Net liabilities of discontinued operations	1,327,036	2,061,221
TOTAL CURRENT LIABILITIES	5,900,498	7,477,373

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Series A convertible preferred stock, $.01 par value (5,000,000 shares authorized; no shares issued and outstanding)	—	—
Common stock, $.01 par value (50,000,000 shares authorized; 15,381,404 and 15,631,404 shares issued and outstanding, respectively)	153,814	156,314
Additional paid-in capital	36,140,694	36,150,694
Accumulated other comprehensive loss	(141,853)	—
Accumulated deficit	(32,646,849)	(32,179,219)
	3,505,806	4,127,789

	$9,406,304	$11,605,162

See notes to consolidated financial statements

VIRTUALFUND.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31, 2001	December 30, 2000	December 31, 2001	December 30, 2000

NET SALES	$—	$—	$—	$—

COST OF SALES	—	—	—	—

GROSS PROFIT	—	—	—	—

OPERATING EXPENSES
General and administrative	690,245	2,149,540	1,316,561	4,022,142
Restructuring charges (recoveries)	(92,799)	11,468,041	(101,119)	11,468,041
	597,446	13,617,581	1,215,442	15,490,183

OPERATING LOSS	(597,446)	(13,617,581)	(1,215,442)	(15,490,183)

OTHER INCOME (EXPENSE)
Interest expense	—	(2,179)	(986)	(3,354)
Interest income	70,234	373,318	151,708	954,247
Other	—	32,071	(62,660)	36,550
	70,234	403,210	88,062	987,443
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(527,212)	(13,214,371)	(1,127,380)	(14,502,740)

INCOME TAX PROVISION	—	—	—	—

LOSS FROM CONTINUING OPERATIONS	(527,212)	(13,214,371)	(1,127,380)	(14,502,740)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS, net of income tax provision of $-0-	567,000	(2,848,333)	659,750	(5,548,358)

NET INCOME (LOSS)	$39,788	$(16,062,704)	$(467,630)	$(20,051,098)

NET INCOME (LOSS) PER COMMON SHARE—BASIC AND DILUTED
Continuing operations	$(0.03)	$(0.84)	$(0.07)	$(0.88)
Discontinued operations	0.03	(0.18)	0.04	(0.34)
	$0.00	$(1.02)	$(0.03)	$(1.22)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING BASIC AND DILUTED	15,552,600	15,713,729	15,592,002	16,445,132

See notes to consolidated financial statements

VIRTUALFUND.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Six Months Ended
	December 31, 2001	December 30, 2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(467,630)	$(20,051,098)
Adjustment to reconcile net loss to net cash used by operating activities:
Discontinued operations	(734,186)	(2,333,630)
Restructuring and unusual charges—asset write off	—	3,823,402
Depreciation and amortization	13,467	337,318
Loss on sale or disposal of property and equipment	22,400	(9,040)
Change in assets and liabilities:
Accounts and notes receivable	837,030	(73,752)
Receivables—related parties	135,671	—
Prepaid expenses	(11,906)	(1,794,799)
Accounts payable	(32,331)	(246,882)
Accrued nonrecurring and restructuring charges	(512,537)	3,541,996
Accrued expenses	(5,245)	(306,166)
Income taxes payable	—	(866,530)
Other current liabilities	(312,344)	(6,369)
Net cash used by operating activities	(1,067,611)	(17,985,550)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of marketable securities	(1,312,184)	—
Loans to related parties	(1,702,263)	(522,548)
Collections from related parties	1,350,000	—
Purchases of property and equipment	—	(611,919)
Proceeds from sale of property and equipment	4,500	23,354
Additions to other assets	—	(7,964)
Net cash used by investing activities	(1,659,947)	(1,119,077)

CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of common shares	—	(5,970,613)
Cancellation of common shares	(12,500)	—
Net cash used by financing activities	(12,500)	(5,970,613)

DECREASE IN CASH AND CASH EQUIVALENTS	(2,740,058)	(25,075,240)

CASH AND CASH EQUIVALENTS
Beginning of period	8,439,552	39,533,688

End of period (2001 includes $2,000,000 of restricted cash)	$5,699,494	$14,458,448

See notes to consolidated financial statements

VIRTUALFUND.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.       Basis of Presentation -

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and footnotes required by accounting principles generally accepted  in the United States of America for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Annual Report on Form 10-K of VirtualFund.com, Inc. and subsidiaries (the “Company”) for the year ended June 30, 2001. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended December 31, 2001 are not necessarily indicative of the results that may be expected for the year ending June 30, 2002.

2.       Restructuring Charges -

In December 2000, as a result of the discontinued operations and other actions, the Company adopted a restructuring plan and incurred certain restructuring charges in 2001, which are included in operations as follows:

	Allowance and Accrual at	Three Months Ended December 31, 2001			Allowance and Accrual at
	September 30, 2001	Recoveries	Asset Write-offs	Amounts Paid	December 31, 2001
NONRECURRING
Allowance for doubtful accounts (a)	$1,925,369	$—	$—	$—	$1,925,369

RESTRUCTURING
Product discontinuance (b)	743,996	—	(36,624)	—	707,372
Facilities costs (c)	919,468	(92,799)	(30,296)	(133,000)	663,373
	1,663,464	(92,799)	(66,920)	(133,000)	1,370,745

	$3,588,833	$(92,799)	$(66,920)	$(133,000)	$3,296,114

	Allowance and	Six Months Ended December 31, 2001			Allowance and Accrual at
	Accrual at June 30, 2001	Recoveries	Asset Write-offs	Amounts Paid	December 31, 2001
NONRECURRING
Allowance for doubtful accounts (a)	$1,925,369	$—	$—	$—	$1,925,369

RESTRUCTURING
Product discontinuance (b)	855,076	—	(147,704)	—	707,372
Employee separation costs	46,956	—	—	(46,956)	—
Facilities costs (c)	981,248	(101,119)	(83,756)	(133,000)	663,373
	1,883,280	(101,119)	(231,460)	(179,956)	1,370,745

	$3,808,649	$(101,119)	$(231,460)	$(179,956)	$3,296,114

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

(c)      Payments to exit closed and idle facilities leases.

3.       Discontinued Operations

In the fourth quarter of 2001 we discontinued the Internet Services Business Unit (ISBU), which included the B2BX platform development and Supply Chain Management software integration, RSPNetwork, Inc., and Rymatics, Inc.  The related expenses are reflected in the restructuring charges included in the operating statement in that fiscal year.  As part of the restructuring, the assets of RSPN were sold to a member of the Company’s Board of Directors and a stockholder during the quarter ended September 30, 2001.  All ISBU operations are disclosed herein as discontinued operations.  Net sales of the ISBU for the three months ended December 31, 2001 and December 30, 2000 were $-0- and $1,590,354, respectively, and $130,408 and $3,080,354 for the six month periods ended December 31, 2001 and December 30, 2000, respectively.

4.       Comprehensive Loss

Comprehensive loss for the Company includes net income (loss) and unrealized loss on marketable securities and was as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2001	2000	2001	2000
Net income (loss)	$39,788	$(16,062,704)	$(467,630)	$(20,051,098)
Other comprehensive loss:
Unrealized loss on marketable securities	(141,853)	—	(141,853)	—

Total comprehensive loss	$(102,065)	$(16,062,704)	$(609,483)	$(20,051,098)

5.       Earnings Per Share Calculation

The following table summarizes securities that could potentially dilute basic earnings per share in the future but were not included in the computation of diluted earnings per share because to do so would have been antidilutive.

	December 31, 2001	December 30, 2000
Stock Options	1,889,183	4,968,301
Warrants(a)	4,054,953	4,404,953

	5,944,136	9,373,254

(a)          Includes warrants for 2,192,239 common shares that were cancelled on March 11, 2002 under terms of a Global Settlement Agreement between the Company and Masters.

6.       Certain Related Party Transactions

Directors Consulting Compensation Agreements

In July 2001, the Special Compensation Committee of the Board of Directors authorized an agreement with the Company’s Chairman of the Board (Chairman).  The agreement provides for the Chairman to be paid a monthly consulting services fee of $21,667 for 3 years plus 100,000 options exercisable at $0.15 per share, to be granted on each anniversary date.  If terminated by the Company without cause, compensation is generally continued until the end of the agreement.  The Company also authorized payment of his relocation expenses, which totaled $202,527 in fiscal 2002.  In addition, the Chairman receives a monthly directors fee of $3,000.  Additionally, the Chairman was reimbursed expenses of $26,717 during fiscal 2002.

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

Directors Loan Program

In July 2001, the Board of Directors approved a loan program, whereby the Company is authorized to loan to Directors up to $500,000, in total, to buy stock in the Company.  The Chairman and Vice-Chair each borrowed $73,314 in August 2001 to purchase 488,759 and 488,758 shares of the Company’s common stock, respectively. As of December 31, 2001, the Chairman and Vice-Chair each owes the Company approximately $75,000 under terms of their loan agreements, the amount originally borrowed plus interest accrued at the annual rate of 8%.  The loans are due on August 1, 2006.  The Sarbanes-Oxley Act of 2002 restricts future loans to directors.

Consulting Agreement—Interim CEO

In August 2001, the Company entered into a consulting agreement with Financial Drivers, Ltd., controlled by Joseph D. Pupel.  Under terms of the agreement, Mr. Pupel is to provide financial services to the Company.  In October 2001, Mr. Pupel was designated Interim Chief Executive Officer and Financial Drivers, Ltd. is paid $100 per hour for his services. During the three months ended December 31, 2001,  the Company paid Financial Drivers, Ltd. $36,285 for Mr. Pupel’s services and $24,076 for financial services provided by other employees of Financial Drivers, Ltd.  For the six months ended December 31, 2002,  the Company paid Financial Drivers, Ltd. $46,789 for Mr. Pupel’s services and $36,832 for financial services provided by other employees of Financial Drivers, Ltd.

Repricing

In July 2001, the Board approved the repricing of 500,000 nonstatutory stock options from $.16 per share to $.15 per share, approved the repricing of 100,000 nonstatutory stock options from $2.00 to $.15 per share, and repriced 100,000 nonstatutory stock options from $1.65 per share to $.15 per share.

7.       Investments

Investment—Common Stock

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

Investment—Temporary Subordinated Loan Agreement

On October 30, 2001, the Company entered into a Temporary Subordinated Loan Agreement with Equity.  Under terms of the loan, the Company agreed to lend the company $1,350,000 at 10% interest.  The loan was repaid with interest on December 28, 2001.

Investment—Convertible Notes

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

Investment—Common Stock/Convertible Note

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

8.       Supplemental Disclosures of Cash Flow Information

	Six Months Ended
	December 31, 2001	December 30, 2000

Interest paid	$986	$(3,354)

Non-cash investing and financing activities:
Net unrealized loss on marketable securities	(141,853)	—

9.       Legal Proceedings

Global Settlement Agreement—Masters

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

Kittrell

In August 2000, the Company commenced litigation against Jaffray Communications, Inc., doing business as Vitesse Networks, Inc. (Vitesse) and its former President and COO Mark Kittrell in Hennepin County District Court.  The lawsuit alleges that Mr. Kittrell violated his agreement not to compete against the Company and that he, contrary to his contractual promises, recruited RSPNetwork employees to Vitesse and its subsidiaries.  The suit also alleges that Vitesse interfered with the contractual rights of RSPNetwork that prevented Mr. Kittrell from competing against it and the Company and recruiting employees of RSPNetwork and the Company.  Finally, the suit alleges certain securities law violations and misrepresentations by Mr. Kittrell in connection with the conversion and sale of Company stock.  In connection with this lawsuit, Mr. Kittrell made a demand for arbitration, alleging breach of contract and breach of implied covenants of good faith and fair dealing.  Kittrell and the Company filed cross motions in the trial court regarding an arbitration clause in one of the contracts at issue in the case.  Prior to the Court hearing these motions, Kittrell and the Company agreed to arbitrate the disputes between them.  The suit against Vitesse was settled with Vitesse agreeing to pay $10,000, and both parties agreeing to drop all further claims.  The lawsuit against Kittrell went to arbitration in January 2002, with Kittrell prevailing.  The arbitrator awarded Kittrell, net of certain offsets, $2,708,073. Under terms of the final settlement, the Company paid Kittrell $2,137,547, transferred to him 400,000 shares of Muller Media, Inc. stock being held by the Company for investment purposes (with a book value of $60,188), and also transferred to him the rights to future earnout payments (having no recorded value) due the Company under terms of the agreement selling the assets of RSPNetwork to RSP Acquisitions.

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

Feltl

In November 2000, Masters and GRAMPI attempted to convey real estate to John E. Feltl, which subsequently became subject to the Montana litigation (see below).  The Company joined Feltl as defendant in the Montana litigation, claiming that the conveyances were fraudulent.  The Company’s claims against Feltl were relinquished under terms of the March 11, 2002, Global Settlement Agreement—Masters.

Masters

On December 1, 2000, the former CEO (Masters), purporting to act both individually and derivatively on behalf of the Company, filed an action in Minnesota state court against the Company and three of its directors, Edward S. Adams, Timothy R. Duoos and Roger Wikner. Masters’ complaint alleged breach of fiduciary duty, corporate waste and violations of the Minnesota Business Corporation Act and requested that the Court act to temporarily restrain the defendants from (i) selling shares of the Company or its subsidiaries, (ii) terminating or changing the job description of any employee of the Company, (iii) selling assets of the Company or its subsidiaries except in the ordinary course of business, (iv) materially changing any business relationship of the Company, (v) interfering with the scheduling of a shareholders’ meeting by Masters to elect new directors or remove all directors with the exception of Masters and Steve Fisher, (vi) diminishing the global operating performance of the Company’s web site, and (vii) preventing employees or directors from communicating with Masters. Moreover, Masters wanted to be allowed to remove his personal property from the Company’s premises.  On December 5, 2000, the Court denied Masters’ motion for a temporary restraining order in its entirety. The Company thereafter asserted counterclaims against Masters seeking to recover damages arising from breach of fiduciary duty, wrongful use of corporate assets and failure to repay personal loans Masters had received from the Company. At a second injunction hearing held on January 5, 2001, the Court denied Masters’ renewed motion for a temporary injunction. After the Company and the director defendants filed motions to dismiss Masters’ complaint, Masters stipulated to the dismissal of his claims. His derivative claims were dismissed with prejudice by the Court on February 12, 2001, and any personal claims dismissed without prejudice.  The Court entered a judgment against Masters regarding the repayment of personal loans.  The Company agreed to release Masters from this judgment under terms of the Global Settlement Agreement—Masters.

Montana

On December 18, 2000, the Company filed an action in Montana state court against Masters, and two other entities affiliated with Masters. The Company asserted that Masters and/or GRAMPI purported to grant a security interest to the Company in Montana properties actually owned by another Master’s affiliate, Masters Trust I. The Deed of Trust necessary to create the security interest was never recorded. The complaint sought a declaration that the Company has a security interest in three parcels of real property owned by the Masters’ affiliate. In addition to filing the complaint, the Company filed the necessary documents to restrict Masters’ or GRAMPI’s ability to convey any of the affected parcels of real property while the lawsuit was pending.  This action was dropped under terms of the Global Settlement Agreement—Masters.

GRAMPI

On January 10, 2001, the Company commenced an action in Hennepin County District Court against Masters and GRAMPI.  The action sought, among other things, to void the lease of space in a business complex owned by GRAMPI on the grounds that the lease was unfair, unreasonable, and unduly benefited Masters, in violation of Masters’ fiduciary duties to the Company.  The action also sought the return of profits realized by Masters as a result of his self-dealing regarding the purchase of the business complex, the lease, and other real estate transactions with the Company.  In March 2001, GRAMPI asserted a counterclaim against the Company for breach of the lease contract.  The GRAMPI claims against the Company exceeded $9 million.  Masters also asserted a personal counterclaim at that time for breach of an alleged employment contract with the Company.  Both the Company’s and Masters actions were withdrawn under terms of the Global Settlement Agreement—Masters.

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

10.     Subsequent  Events

Investment—Private Placement

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

Issuance of Restricted Stock

In January 2003 the Company engaged a consultant to provide assistance in establishing financial services operations to be based in California. As compensation for such services, the Company agreed to issue the consultant a total of 2,000,000 shares of restricted common stock of the Company which will vest over a period of 36 months. The consulting arrangement can be terminated at any time by either party, and upon such termination any shares that have not vested with be forfeited by the consultant and cancelled.

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

Results of Operations

General and Administrative Expenses.  General and administrative expenses for the quarter and six-month periods ended December 31, 2001 were $690,245 and 1,316,561, respectively, compared to $2,149,540 and 4,022,142 for the same periods last year.  The decrease in general and administrative costs is a result of the restructuring plan implemented in December 2000 that included headcount reductions, the discontinuance of the Internet Services Business Unit (ISBU) which included the termination of all activities related to B2Bxchange and the sale of RSPNetwork, Inc. (RSPN), and the elimination of facility-related expenses. The year-to-date credit of $101,119 credit to nonrecurring and restructuring expense results from the subleasing of warehouse space for which the estimated remaining rent of $78,019 had been reserved in the restructuring charge taken in 2001.

Other Income and Expense. Interest income for the quarter and six-month period ended December 31, 2001 was $70,234  and $151,708, respectively, compared to $373,318 and $954,247 for the same periods last year.  The decrease in interest income was primarily attributable to a reduction in the amount of invested cash that was received from the sale of the Digital Graphics Business Unit (DGBU), which occurred on June 13, 2000.

Income (Loss) from Discontinued Operations.   Income from discontinued operations for the quarter and six-month periods ended December 31, 2001 was $567,000 and $659,750, respectively, compared to losses of $2,848,333 and $5,548,358 for the same periods last year. The income from discontinued operations for the quarter and six-month periods ending December 31, 2001 results from reductions in accruals for sales tax liability and other expenses established on sale of the DGBU in June of 2000, based on changes in estimate.  For the quarter and six-month periods ended December 30, 2000, the loss from discontinued operations results from the reclassification of business segments sold or discontinued as part of the restructuring program, including the sale of RSPN and the shutting down of B2BXchange.

Liquidity and Capital Resources

At December 31, 2001, the Company had cash, restricted cash and cash equivalents of $5,699,494, a decrease of $2,740,058 from June 30, 2001.

In September 2001, the Company placed $2,000,000 in a restricted interest bearing bank account pending resolution of a lawsuit which was subsequently paid in February 2002 as part of the final settlement. (See Note—Legal Proceedings—Kittrell)

Operations used cash of $1,067,611 during the six months ended December 31, 2001, primarily for general and administrative purposes and payment of restructuring charges, and net of an adjustment to the net liabilities of discontinued operations of $734,186 for a change in estimated future expenses.  For the comparable period last year, net cash used by operations for the six month period ended December 30, 2000 was $17,985,550, net of an initial accrual for restructuring of $11,468,041, reduced by asset write-offs totaling $3,823,402, and amounts paid of $4,102,643.  Net cash used by discontinued operations was $2,333,630.

Net cash used by investing activities was $1,659,947 for the six months ended December 31, 2001 compared to net cash used by investing activities of $1,119,077 for the six months ended December 30, 2000.  The net cash used by investing activities for the current period ended December 31, 2001 resulted primarily from investments in marketable securities.  The net cash used by investing activities during the six months ended December 30, 2000 of $1,119,077 was due primarily to additions to property and equipment, and loans to the former CEO.

During the quarter ended December 31, 2001 financing activities reflect cash used for the cancellation of common shares for $12,500. This was the value of 250,000 shares of the Company’s stock cancelled in December when the $150,000 note they were being used to collateralize was written off.  For the same period last year, $5,970,613 was used to purchase Company stock under a stock repurchase program authorized by the Board of Directors.

The Board of Directors is currently evaluating the Company’s financial position, and believes the reduction in operating costs achieved from the restructuring process implemented in fiscal 2001, combined with analysis of the future strategic direction will allow the Company to meet its obligations through the next twelve months.

Due to the Company’s failure to meet NASDAQ per share price criteria, the Company’s common stock was delisted from NASDAQ National Market on August 21, 2001. In addition, the Company’s ability to obtain additional financing through the issuance of common stock or securities convertible into common stock could be adversely affected.

The Company incurred a net loss of $467,630 for the six-month period ended December 31, 2001, and has an accumulated deficit of $32,646,849 as of December 31, 2001.  The Company expects to incur losses for the remainder of its current fiscal year.  There can be no assurance that the Company will not incur additional losses for a longer period, will generate positive cash flow from its operations, or that the Company will attain or thereafter sustain profitability in any future period.  To the extent the Company continues to incur losses or grows in the future, its operating and investing activities may use cash and, consequently, such losses or growth will require the Company to obtain additional sources of financing in the future or to reduce operating expenses.

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

Legal Proceedings

Legal proceedings involving the Company are significant to the Company’s financial position.  The financial statements include accrued amounts sufficient to adequately reflect payments required under terms of the various settlements and related legal expenses incurred subsequent to December 31, 2001.  The Company is unaware of any material existing or potential future legal proceedings for which additional amounts would need to be accrued.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

None

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Listing of Exhibits

99.1.                  Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

Transactions with Business Transition Services, Inc. filed on November 28, 2001

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