Form 10-Q
period 2002-03-31
VIRTUALFUND COM INC
filed 2003-01-14
CIK 857470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒                                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

                                                SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2002

or

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

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

                ITEM 1.  FINANCIAL STATEMENTS

 CONSOLIDATED BALANCE SHEETS

 CONSOLIDATED STATEMENTS OF OPERATIONS

 CONSOLIDATED STATEMENTS OF CASH FLOWS

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

PART II.  OTHER INFORMATION

                ITEM 1.  LEGAL PROCEEDINGS

                ITEM 2.  CHANGES IN SECURITIES

                ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                ITEM 5.  OTHER INFORMATION

                ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURES

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

VIRTUALFUND.COM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2002	2001
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,460,258	$8,439,552
Marketable securities	3,328,568	—
Receivables, less allowance for doubtful accounts of $-0- and $1,600	137,291	1,355,933
Receivables — related parties, less allowance of $1,925,400 in 2001	—	135,671
Notes receivable	491,550	—
Prepaid expenses	1,578,290	1,615,984
TOTAL CURRENT ASSETS	7,995,957	11,547,140

PROPERTY AND EQUIPMENT, NET	2,500	58,022

NOTES RECEIVABLE	178,473	—

NOTES RECEIVABLE — RELATED PARTIES	146,628	—

MARKETABLE SECURITIES	598,470	—

	$8,922,028	$11,605,162
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Notes payable and accrued interest — related parties, 9.25%, unsecured	$—	$820,343
Accounts payable	936,224	717,004
Accrued nonrecurring and restructuring charges	627,360	1,883,280
Accrued expenses	398,094	138,745
Other current liabilities	—	1,856,780
Net liabilities of discontinued operations	1,234,286	2,061,221
TOTAL CURRENT LIABILITIES	3,195,964	7,477,373

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Series A convertible preferred stock, $.01 par value (5,000,000 shares authorized; no shares issued and outstanding)	—	—
Common stock, $.01 par value (50,000,000 shares authorized; 15,321,404 and 15,631,404 shares issued and outstanding, respectively)	153,214	156,314
Additional paid-in capital	36,141,294	36,150,694
Accumulated other comprehensive income	2,614,855	—
Accumulated deficit	(33,183,299)	(32,179,219)
	5,726,064	4,127,789

	$8,922,028	$11,605,162

See notes to consolidated financial statements

VIRTUALFUND.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2002	2001	2002	2001

NET SALES	$—	$—	$—	$—

COST OF SALES	—	—	—	—

GROSS PROFIT	—	—	—	—

OPERATING EXPENSES
General and administrative	575,255	398,118	1,891,816	4,420,260
Restructuring charges (recoveries)	—	2,058,035	(101,119)	13,526,076
	575,255	2,456,153	1,790,697	17,946,336

OPERATING LOSS	(575,255)	(2,456,153)	(1,790,697)	(17,946,336)

OTHER INCOME (EXPENSE)
Interest expense	(2,626)	(7,078)	(3,612)	(10,432)
Interest income	16,625	168,825	168,333	1,123,072
Other	24,806	(30,385)	(37,854)	6,165
	38,805	131,362	126,867	1,118,805
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(536,450)	(2,324,791)	(1,663,830)	(16,827,531)

INCOME TAX PROVISION	—	—	—	—

LOSS FROM CONTINUING OPERATIONS	(536,450)	(2,324,791)	(1,663,830)	(16,827,531)

INCOME FROM DISCONTINUED OPERATIONS
Net of income tax provision of $-0-	—	(331,064)	659,750	(5,879,422)

NET LOSS	$(536,450)	$(2,655,855)	$(1,004,080)	$(22,706,953)

NET LOSS PER COMMON SHARE — BASIC AND DILUTED
Continuing operations	$(0.03)	$(0.15)	$(0.10)	$(1.04)
Discontinued operations	—	(0.02)	.04	(0.36)
	$(0.03)	$(0.17)	$(0.06)	$(1.40)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING — BASIC AND DILUTED	15,374,737	15,631,404	15,520,638	16,173,405

See notes to consolidated financial statements

VIRTUALFUND.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Nine Months Ended March 31,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,004,080)	$(22,706,953)
Adjustment to reconcile net loss to net cash used by operating activities:
Discontinued operations	(826,935)	(2,821,115)
Loss on sale or disposal of property and equipment	42,649	(3,112)
Restructuring charges	—	4,135,938
Depreciation and amortization	6,596	362,132
Change in assets and liabilities:
Accounts and notes receivable	548,618	(136,323)
Receivables — related parties	(10,957)	—
Prepaid expenses	37,694	(1,833,216)
Accounts payable	219,217	(292,198)
Accrued nonrecurring and restructuring charges	(1,255,919)	2,295,233
Accrued expenses	259,349	(422,011)
Income taxes payable	—	(866,530)
Other current liabilities	(1,856,780)	12,181
Net cash used by operating activities	(3,840,548)	(22,275,974)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of marketable securities and investment	(1,312,183)	—
Loans to related parties	(2,170,343)	(522,548)
Collections from related parties	1,350,000	—
Purchases of property and equipment	—	(595,076)
Proceeds from sale of property and equipment	6,280	195,096
Additions to other assets	—	(7,964)
Net cash used by investing activities	(2,126,246)	(930,492)

CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of common shares	—	(5,970,613)
Cancellation of common shares	(12,500)	—
Net cash used by financing activities	(12,500)	(5,970,613)

DECREASE IN CASH ANDCASH EQUIVALENTS	(5,979,294)	(29,177,079)

CASH AND CASH EQUIVALENTS
Beginning of period	8,439,552	39,533,688

End of period	$2,460,258	$10,356,609

See notes to consolidated financial statements

VIRTUALFUND.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.       Basis of Presentation -

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and footnotes required by accounting principles generally accepted  in the United States of America for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Annual Report on Form 10-K of VirtualFund.com, Inc. and subsidiaries (the “Company”) for the year ended June 30, 2001. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending June 30, 2002.

2.       Restructuring Charges -

In December 2000, as a result of the discontinued operations and other actions, the Company adopted a restructuring plan and incurred certain restructuring charges in 2001 which are included in operations as follows:

	Allowance				Allowance
	And	Three Months Ended March 31, 2002			and
	Accrual at		Asset	Amounts	Accrual at
	December 31, 2001	Recoveries	Write-offs	Paid	March 31, 2002
NONRECURRING
Allowance for doubtful accounts (a)	$1,925,369	$—	$(1,925,369)	$—	$—

RESTRUCTURING
Product discontinuance (b)	707,372	—	(89,897)	—	617,475
Facilities costs (c)	663,373	—	(53,488)	(600,000)	9,885
	1,370,745	—	(143,385)	(600,000)	627,360

	$3,296,114	$—	$(2,068,754)	$(600,000)	$627,360

	Allowance				Allowance
	and	Nine Months Ended March 31, 2002			and
	Accrual at		Asset	Amounts	Accrual at
	June 30, 2001	Recoveries	Write-offs	Paid	March 31, 2002
NONRECURRING
Allowance for doubtful accounts (a)	$1,925,369	$—	$(1,925,369)	$—	$—

RESTRUCTURING
Product discontinuance (b)	855,076	—	(237,601)	—	617,475
Employee separation costs	46,956	—	—	(46,956)	—
Facilities costs (c)	981,248	(101,119)	(137,244)	(733,000)	9,885
	1,883,280	(101,119)	(374,845)	(779,956)	627,360

	$3,808,649	$(101,119)	$(2,300,214)	$(779,956)	$627,360

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

3.       Discontinued Operations -

In the fourth quarter of 2001 we discontinued the Internet Services Business Unit (ISBU), which included the B2BX platform development and Supply Chain Management software integration, RSPNetwork, Inc., and Rymatics, Inc.  The related expenses are reflected in the restructuring charges included in the operating statement in that fiscal year.  As part of the restructuring, the assets of RSPN were sold to a member of the Company’s Board of Directors and a stockholder during the quarter ended September 30, 2001.  All ISBU operations are disclosed herein as discontinued operations.  Net sales of the ISBU for the three months ended March 31, 2002 and 2001 were $-0- and $1,482,892, respectively, and $130,408 and $4,563,246 for the nine month periods ended March 31, 2002 and 2001, respectively.

4.       Comprehensive Income (Loss) -

Comprehensive income for the Company includes net loss and unrealized gains on marketable securities and was as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2002	2001	2002	2001
Net loss	$(536,450)	$(2,655,855)	$(1,004,080)	$(22,706,953)
Other comprehensive income:
Unrealized gain on marketable securities	2,756,708	—	2,614,855	—
Total comprehensive income (loss)	$2,220,258	$(2,655,855)	$1,610,775	$(22,706,953)

5.       Earnings Per Share Calculation -

The following table summarizes securities that could potentially dilute basic earnings per share in the future but were not included in the computation of diluted earnings per share because to do so would have been antidilutive:

	March 31,
	2002	2001
Stock Options	1,649,183	2,941,184
Warrants	1,862,714	4,354,953
	3,511,897	7,296,137

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

In July 2001, the Special Compensation Committee of the Board of Directors authorized an agreement with the Company’s Vice-Chairman of the Board (Vice-Chair).  The agreement provides for the Vice-Chair to be paid a monthly consulting services fee of $12,500 for 3 years plus 100,000 options exercisable at $0.15 per share, to be granted on each anniversary date.  If terminated by the Company, without cause, payment of the compensation is generally continued until the end of the agreement.  In August 2001, the Company also authorized a one-time special consulting fee in the amount of $30,000 for services provided to the Company outside of the agreement for his monthly consulting services.  In addition, the Vice-Chair receives a monthly directors fee of $3,000.  Additionally the Vice-Chair was reimbursed expenses of $57,017 during fiscal 2002.

In connection with the June and July 2001 agreements with the Chairman and Vice-Chair, the Company consulted with an independent specialist.

Directors Loan Program

In July 2001, the Board of Directors approved a loan program whereby the Company is authorized to loan to Directors up to $500,000, in total, to buy stock in the Company.  The Chairman and Vice-Chair each borrowed $73,314 in August 2001 to purchase 488,759 and 488,758 shares of the Company’s common stock, respectively. As of March 31, 2002, the Chairman and Vice-Chair each owes the Company approximately $76,500 under terms of their loan agreements, the amount originally borrowed plus interest accrued at the annual rate of 8%.  The loans are due on August 1, 2006.  The Sarbanes-Oxley Act of 2002 restricts future loans to directors.

Consulting Agreement — Interim CEO

In August 2001, the Company entered into a consulting agreement with Financial Drivers, Ltd., controlled by Joseph D. Pupel.  Under terms of the agreement, Mr. Pupel is to provide financial services to the Company.  In October 2001, Mr. Pupel was designated Interim Chief Executive Officer and Financial Drivers, Ltd. is paid $100 per hour for his services. During the quarter ended March 31, 2002,  the Company paid Financial Drivers, Ltd. $49,445 for Mr. Pupel’s services and $22,257 for financial services provided by other employees of Financial Drivers, Ltd.  For the nine months ended March 31, 2002, the Company paid Financial Drivers, Ltd. $96,234 for Mr. Pupel’s services and $59,089 for financial services provided by other employees of Financial Drivers, Ltd.

Repricing

In July 2001, the Board approved the repricing of 500,000 nonstatutory stock options from $.16 per share to $.15 per share, approved the repricing of 100,000 nonstatutory stock options from $2.00 to $.15 per share, and repriced 100,000 nonstatutory stock options from $1.65 per share to $.15 per share.

7.       Investments

Investment - Common Stock

At various times during October and November 2001, the Company made an aggregate investment of $1,007,000 for 601,400 shares of Cone Mills Corporation, a publicly traded company that is a producer of denim and decorative fabrics.  Commissions of approximately $36,000 were paid on these transactions to Equity Securities Investments, Inc. (Equity) whose president is also the Vice-Chair of the Company.  The Company joined an existing investor group and in connection therewith executed an agreement with Equity on the same terms as other members of the group.  Under the terms of such agreement, the Company agreed to pay 20% advisory fee on the gain from the sale of securities purchased through Equity.  The agreement also requires 20% of the appreciation on certain securities and reflected at December 31 to be paid to Equity.  In May and June 2002, 235,100 of these shares were sold for a net gain of $446,874.  Commissions of approximately $121,086 related to these transactions were also paid to Equity.

Investment — Temporary Subordinated Loan Agreement

On October 30, 2001, the Company entered into a Temporary Subordinated Loan Agreement with Equity.  Under terms of the loan, the Company agreed to lend Equity $1,350,000 at 10% interest.  The loan was repaid with interest on December 28, 2001.

Investment - Convertible Notes

On November 8, 2001, the Company entered into an arrangement with Cash Systems, Inc. (Borrower), a national provider of cash access services to the gaming and retail industries, to loan them up to $500,000 in the form of convertible notes.  On November 8, 2001, the Company loaned the Borrower $200,000 and an additional $200,000 was loaned on March 1, 2002.  The notes mature on November 8, 2003, pay interest at 12.5%, pay principal and interest on a monthly basis, and require the Borrower to grant the Company a security interest in a cash account which is required to maintain a minimum of $300,000 during the term of the loan.  Additionally, the agreement contains a personal guarantee of the President and CEO of the Borrower and a pledge of certain shares of his stock.  The notes are convertible into common stock of the Borrower at an exercise price of $2 per share.  The agreement also provides that the Company will receive warrants to purchase up to 125,000 shares of common stock of the Borrower, dependent upon the level of borrowings.  The exercise price of the warrants is $2 per share.  Commissions of $65,000 and warrants to purchase 50,000 shares of common stock were paid and issued, respectively, by the Borrower to Equity.

Investment - Common Stock/Convertible Note

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

8.       Supplemental Disclosures of Cash Flow Information

	Nine Months Ended March 31,
	2002	2001

Interest paid	$3,612	$10,432

Non-cash investing and financing activities:
Net unrealized gain on marketable securities	2,614,855	—

9.       Legal Proceedings

Global Settlement Agreement - Masters

On March 11, 2002, the Company entered into a Global Settlement Agreement with Melvin Masters ("Masters"), TimeMasters, Inc., Grandchildren's Realty Aternative Program I, L.P. ("GRAMPI") , and David Norlander — individually and as Trustee of and on behalf of Masters Trust I, Realty Settlement, LLC, and Jessica Tran-Masters.  The parties gave each other mutual and complete releases for any claims and judgments, thereby ending the legal proceedings summarized below (“Feltl,” “Masters,” “Montana,” and “GRAMPI”).  The Company agreed to convey to Masters or his designee all of the Company’s assets pertaining specifically and solely to B2BXchange, and pay to Masters or his designee the amount of $600,000, which included payment of Masters’ attorneys’ fees.  Masters, in turn, agreed to transfer to the Company all shares of Company stock and all warrants owned or controlled by Masters, GRAMPI, Masters Trust I, TimeMasters, any parent, sibling, spouse (whether current or future), child, or grandchild.

Kittrell

In August 2000, the Company commenced litigation against Jaffray Communications, Inc., doing business as Vitesse Networks, Inc. (Vitesse) and its former President and COO Mark Kittrell in Hennepin County District Court.  The lawsuit alleges that Mr. Kittrell violated his agreement not to compete against the Company and that he, contrary to his contractual promises, recruited RSPNetwork employees to Vitesse and its subsidiaries. The suit also alleges that Vitesse interfered with the contractual rights of RSPNetwork that prevented Mr. Kittrell from competing against it and the Company and recruiting employees of RSPNetwork and the Company.  Finally, the suit alleges certain securities law violations and misrepresentations by Mr. Kittrell in connection with the conversion and sale of Company stock.  In connection with this lawsuit, Mr. Kittrell made a demand for arbitration, alleging breach of contract and breach of implied covenants of good faith and fair dealing.  Kittrell and the Company filed cross motions in the trial court regarding an arbitration clause in one of the contracts at issue in the case.  Prior to the Court hearing these motions, Kittrell and the Company agreed to arbitrate the disputes between them.  The suit against Vitesse was settled with Vitesse agreeing to pay $10,000, and both parties agreeing to drop all further claims.  The lawsuit against Kittrell went to arbitration in January 2002, with Kittrell prevailing.  The arbitrator awarded Kittrell, net of certain offsets, $2,708,073. Under terms of the final settlement, the Company paid Kittrell $2,137,547, transferred to him 400,000 shares of Muller Media, Inc. stock being held by the Company for investment purposes (having a book value of $60,188), and also transferred to him the rights to future earnout payments (having no recorded value) due the Company under terms of the agreement selling the assets of RSPNetwork to RSP Acquisitions.

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

Acquisition of Business

On January 10, 2003, the Company acquired all of the stock of Marquest Financial, Inc. ("Marquest"), a mortgage brokerage business based in Minnesota, in exchange for 3,000,000 shares of common stock of the Company and cash of $80,000. As a result of the transaction, Marquest became a wholly owned subsidiary of the Company. Edward M. Graca, a director of the Company, was the sole shareholder of Marquest. In connection with the acquisition, Mr. Graca entered into a three–year employment agreement with Marquest.

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

Results of Operations

General and Administrative Expenses.  General and administrative expenses for the quarter and nine-month periods ended March 31, 2002 were $575,255 and $1,891,816, respectively, compared to $398,118 and $4,420,260 for the same periods last year.  The decrease in general and administrative costs is a result of the restructuring plan implemented in December 2000 that included headcount reductions, the discontinuance of the Internet Services Business Unit (ISBU) which included the termination of all activities related to B2Bxchange and the sale of RSPNetwork, Inc. (RSPN), and the elimination of facility-related expenses. The year-to-date credit of $101,119 in nonrecurring and restructuring expense results from the subleasing of warehouse space for which the estimated remaining rent of $78,019 had been reserved in the restructuring charge taken in 2001.  An additional credit of $26,339 is the net recovery from various claims that were originally established in the cost of restructuring.

Other Income and Expense. Interest income for the quarter and nine-month period ended March 31, 2002 was $16,625 and $168,333, respectively, compared to $168,825 and $1,123,072 for the same periods last year.  The decrease in interest income was primarily attributable to a reduction in the amount of invested cash that was received from the sale of the Digital Graphics Business Unit (DGBU), which occurred on June 13, 2000. This decrease was caused by use of cash for operating expenses during the first three quarters of fiscal year 2000, and restructuring charges incurred during the last two quarters of fiscal year 2001.

Income (Loss) from Discontinued Operations.   For the quarter ended March 31, 2002 there was no income from discontinued operations.  The year-to-date income of $659,750 results from reductions in accruals for sales tax liability and other expenses established on sale of the DGBU in June of 2000, based on a changes in estimate.  For the quarter and nine month periods ended March 31, 2001, the $331,064 and $5,879,422 losses, respectively, are from discontinued operations resulting from the reclassification of business segments sold or discontinued as part of the restructuring program, including the sale of RSPN and the shutting down of B2BXchange.

Liquidity and Capital Resources

At March 31, 2002, the Company had cash, restricted cash and cash equivalents of $2,460,258, a decrease of $5,979,294 from June 30, 2001.

In September 2001 the Company placed $2,000,000 in a restricted interest bearing bank account pending resolution of a lawsuit. This amount was subsequently paid in February 2002 as part of the final settlement. (See Note — Legal Proceedings — Kittrell)

Operating activities from continuing operations used cash of $3,840,548 during the nine months ended March 31, 2002, primarily for general and administrative purposes, payment of restructuring charges, and payments to settle lawsuits.  For the comparable period last year, net cash used by operating activities for the nine month period ended March 31, 2001 was $22,275,974, including the net of accrued restructuring charges of $13,526,076, reduced by asset write-offs of $4,135,938 and payments totaling $7,092,525.  The effects of discontinued operations was $2,821,115, and prepaid expenses increased resulting from a deposit of $1,500,000 for estimated legal expenses.

Net cash used by investing activities was $2,126,246 for the nine months ended March 31, 2002 compared to net cash used by investing activities of $930,492 for the nine months ended March 31, 2001.  The net cash used by investing activities in 2002 resulted primarily from investments in marketable securities.  The net cash used by investing activities during the nine months ended March 31, 2001 was due primarily to additions to property and equipment, and loans to the former CEO.

Financing activities for the nine months ended March 31, 2002 reflect funds used for the repurchase of common shares for $12,500. This was the value of 250,000 shares of the Company’s stock cancelled in December when a $150,000 collateralized note was written off.  For the same period last year, $5,970,613 was used to purchase Company stock under a stock repurchase program authorized by the Board of Directors.

The Board of Directors is currently evaluating the Company’s financial position, and believes the reduction in operating costs achieved from the restructuring process implemented in fiscal 2001, combined with analysis of the future strategic direction will allow the Company to meet its obligations through the next twelve months.

Due to the Company’s failure to meet NASDAQ per share price criteria, the Company’s common stock was delisted from NASDAQ National Market on August 21, 2001. As a result, the Company’s ability to obtain additional financing through the issuance of common stock or securities convertible into common stock could be adversely affected.

The Company incurred a net loss of $1,004,080 for the nine-month period ended March 31, 2002, and has an accumulated deficit of $33,183,299 as of March 31, 2002.  The Company expects to incur losses for the remainder of its current fiscal year.  There can be no assurance that the Company will not incur additional losses for a longer period, will generate positive cash flow from its operations, or that the Company will attain or thereafter sustain profitability in any future period.  To the extent the Company continues to incur losses or grows in the future, its operating and investing activities may use cash and, consequently, such losses or growth will require the Company to obtain additional sources of financing in the future or to reduce operating expenses.

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

Legal Proceedings

Legal proceedings involving the Company are significant to the Company’s financial position.  The financial statements include accrued amounts sufficient to adequately reflect payments required under terms of the various settlements and related legal expenses incurred subsequent to March 31, 2002.  The Company is unaware of any material existing or potential future legal proceedings for which additional amounts would need to be accrued.

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

PART II.  OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

We are involved in various disputes and litigation as follows:

In accordance with the terms of the Asset Purchase Agreement between MacDermid and us, we retain certain liability relating to claims made by customers who purchased equipment from the DGBU prior to its sale to MacDermid in June of 2000. Also, under terms of the Asset Purchase Agreement, MacDermid withheld $1,000,000 pending the receipt of consents from Masters related to the transferability of certain leases.  These consents were obtained under terms of the Global Settlement Agreement with Masters on March 11, 2002.  When payment of the holdback was requested from MacDermid, we were notified of their intent to deduct from the holdback amount a total of $821,481 to settle $322,000 in unsubstantiated product liability claims, and other unsubstantiated claims unrelated to the initial purpose of the holdback.  It is our intention to vigorously pursue through all legal avenues available collection of this amount.

ITEM 2:  CHANGES IN SECURITIES

None

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5:  OTHER INFORMATION

None

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Listing of Exhibits

99.1.   Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

Settlement Agreement with Former Chief Executive Officer and Arbitration Award Against Company filed on March 25, 2002

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