Form 10QSB
period 2002-09-30
VIRTUALFUND COM INC
filed 2003-01-14
CIK 857470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒                                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

                                                SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2002

or

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                 to

Commission File No.: 0-18114

VIRTUALFUND.COM, INC.

(Exact name of small business issuer as specified in its charter)

Minnesota	41-1612861
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

13911 Ridgedale Drive, Suite 477, Minnetonka, Minnesota	55305
(Address of principal executive offices)	(Zip code)

(952) 348-0480

(Issuer’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding at 12/31/02

Common Stock, $.01 par value	15,203,617

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial statements of the Registrant required to be filed with this 10-QSB Quarterly Report were prepared by management, and commence on the following page, together with Related Notes.  In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant as of and for the periods then ended.

VIRTUALFUND.COM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2002	2002
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,829,599	$2,486,908
Marketable securities	1,145,732	1,186,011
Receivables	24,661	18,035
Notes receivable, less allowance of $300,000	203,838	197,599
Prepaid expenses	1,335,063	1,435,553
TOTAL CURRENT ASSETS	4,538,893	5,324,106

PROPERTY AND EQUIPMENT, NET	2,500	2,500

NOTES RECEIVABLE	73,386	126,746

NOTES RECEIVABLE — RELATED PARTIES	158,808	155,852

MARKETABLE SECURITIES	252,610	153,440

OTHER INVESTMENT	200,000	200,000

	$5,226,197	$5,962,644
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$516,956	$607,940
Accrued nonrecurring and restructuring charges	—	383,966
Accrued expenses	—	72,296
Net liabilities of discontinued operations	205,155	705,155
TOTAL CURRENT LIABILITIES	722,111	1,769,357

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Series A convertible preferred stock, $.01 par value (5,000,000 shares authorized; no shares issued and outstanding)	—	—
Common stock, $.01 par value (50,000,000 authorized shares; 15,203,617 shares issued and outstanding)	152,036	152,036
Additional paid-in capital	36,142,472	36,142,472
Accumulated other comprehensive income	533,781	399,356
Accumulated deficit	(32,324,203)	(32,500,577)
	4,504,086	4,193,287

	$5,226,197	$5,962,644

See notes to consolidated financial statements.

VIRTUALFUND.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,
	2002	2001

NET SALES	$—	$—

COST OF SALES	—	—

GROSS PROFIT	—	—

OPERATING EXPENSES
General and administrative	377,352	626,316
Restructuring recoveries	—	(8,320)
	377,352	617,996

OPERATING LOSS	(377,352)	(617,996)

OTHER INCOME (EXPENSE)
Interest expense	—	(986)
Interest income	20,854	81,474
Other	32,872	(62,660)
	53,726	17,828

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(323,626)	(600,168)

INCOME TAX PROVISION	—	—

LOSS FROM CONTINUING OPERATIONS	(323,626)	(600,168)

INCOME FROM DISCONTINUED OPERATIONS
Net of income tax provision of $-0-	500,000	92,750

NET INCOME (LOSS)	$176,374	$(507,418)

INCOME (LOSS) PER COMMON SHARE — BASIC AND DILUTED
Continuing operations	$(0.02)	$(0.04)
Discontinued operations	0.03	0.01
	$0.01	$(0.03)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING — BASIC AND DILUTED	15,203,617	15,631,404

See notes to consolidated financial statements.

VIRTUALFUND.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended September 30,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$176,374	$(507,418)
Adjustment to reconcile net income (loss) to net cash provided (used) by operating activities:
Discontinued operations	(500,000)	(166,286)
Loss on sale or disposal of property and equipment	—	20,867
Gain on sale of marketable securities	(3,744)	—
Depreciation and amortization	—	6,000
Change in assets and liabilities:
Accounts and notes receivable	(12,865)	1,301,936
Prepaid expenses	100,490	101,896
Accounts payable	(30,785)	(203,003)
Accrued nonrecurring and restructuring charges	(383,966)	(219,816)
Accrued expenses	(72,296)	6,223
Net cash provided (used) by operating activities	(726,792)	340,399

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from notes receivable	53,359	—
Loans to related parties	(2,956)	(146,948)
Proceeds from sale of marketable securities	19,080	—
Proceeds from sale of property and equipment	—	4,500
Net cash provided(used) by investing activities	69,483	(142,448)

CASH FLOWS FROM FINANCING ACTIVITIES	—	—

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(657,309)	197,951

CASH AND CASH EQUIVALENTS
Beginning of period	2,486,908	8,439,552

End of period (2001 includes $2,000,000 of restricted cash)	$1,829,599	$8,637,503

See notes to consolidated financial statements.

VIRTUALFUND.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.       Basis of Presentation -

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. They do not include all information and footnotes required by accounting principles generally accepted  in the United States of America for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Annual Report on Form 10-KSB of VirtualFund.com, Inc. and subsidiaries (the “Company”) for the year ended June 30, 2002. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending June 30, 2003.

2.       Comprehensive Income (Loss)-

Comprehensive income for the Company includes net income (loss) and unrealized gains on marketable securities and was as follows:

	Three Months Ended September 30,
	2002	2001
Net income (loss)	$176,374	$(507,418)
Other comprehensive income:
Unrealized gain on marketable securities	134,425	—
Total comprehensive income (loss)	$310,799	$(507,418)

3.       Discontinued Operations -

During the quarter ended September 30, 2002, the Company made a $500,000 adjustment to the net liabilities of discontinued operations to reflect a reduction of previously accrued product and sales tax liabilities.

4.       Earnings Per Share Calculation -

The following table summarizes securities that could potentially dilute basic earnings per share in the future but were not included in the computation of diluted earnings per share because to do so would have been antidilutive:

	Three Months Ended September 30,
	2002	2001
Stock Options	1,460,000	2,530,433
Warrants	1,862,714	4,054,953
	3,322,714	6,585,386

5.       Convertible Notes Receivable -

On November 8, 2001, the Company entered into an arrangement with Cash Systems, Inc. (“Borrower”), a national provider of cash access services to the gaming and retail industries, to loan them up to $500,000 in convertible notes.  On November 8, 2001, the Company loaned the Borrower $200,000, an additional $200,000 was loaned on March 1, 2002, and the final loan of $100,000 was made on November 21, 2002. The notes mature on November 8, 2003, pay interest at 12.5%, pay principal and interest on a monthly basis, and require the Borrower to grant the Company a security interest in a cash account which is required to be maintained at a minimum of $300,000 during the term of the loan.  Additionally, the agreement contains a personal guarantee of the President and CEO of the Borrower and a pledge of certain shares of his stock.  The notes are convertible into common stock of the Borrower at an exercise price of $2 per share.  The Company received warrants to purchase 125,000 shares of common stock of Borrower.  The exercise price of the warrants is $2 per share.  Commissions of $65,000 and common stock purchase warrants for 50,000 shares were paid and issued respectively, by Borrower to Equity Securities Investments, Inc., whose president is Vice-chairman of VirtualFund.com, Inc.

6.       Supplemental Disclosures of Cash Flow Information -

	Three Months Ended September 30,
	2002	2001

Interest Paid	$—	$986

Non-cash investing and financing activities:
Purchase of shares of public company for investment not settled until after September 30, 2001	—	110,608
Net unrealized gain on marketable securities	134,425	—
Marketable securities transferred under terms of lawsuit settlement	60,200	—

7.       Legal Proceeding -

This matter commenced in February 2001 in the United States District Court for the District of Minnesota.  The Company sued Metiom, Inc. (Metiom) seeking a declaratory judgment that Metiom breached the September 29, 2000, Software Licensing Agreement by failing to timely deliver “ConnectTrade” software to it.  A few days later, Metiom filed a suit against the Company in the United States District Court for the District of New York, alleging that the Company breached the September 29, 2000, Software Licensing Agreement and is seeking $1,250,000, plus interest at 1% per month.  In July of 2002, a negotiated settlement was reached.  Under terms of the settlement, the Company paid Metiom $365,000 and entered into a mutual release of all current and future actions, causes of action, individual or class action claims or demands of any kind.

8.       Certain Related Party Transactions -

Directors Consulting Compensation Agreements

In July 2001, the Special Compensation Committee of the Board of Directors authorized an agreement with the Company’s Chairman of the Board (Chairman).  The agreement provides for the Chairman to be paid a monthly consulting services fee of $21,667 for 3 years plus 100,000 options exercisable at $0.15 per share, to be granted on each anniversary date.  If terminated by the Company without cause, compensation is generally continued until the end of the agreement.  In addition, the Chairman receives a monthly directors fee of $3,000.  For the three months ended September 30, 2002 the Company reimbursed the Chairman $3,493 in expenses.

In July 2001, the Special Compensation Committee of the Board of Directors authorized an agreement with the Company’s Vice-Chairman of the Board (Vice-Chair).  The agreement provides for the Vice-Chair to be paid a monthly consulting services fee of $12,500 for 3 years plus 100,000 options exercisable at $0.15 per share, to be granted on each anniversary date.  If terminated by the Company without cause, compensation is generally continued until the end of the agreement.  In addition, the Chairman receives a monthly directors fee of $3,000.  For the three months ended September 30, 2002 the Company reimbursed the Vice-Chair $8,434 in expenses.

Directors Loan Program

In July 2001, the Board of Directors approved a loan program, whereby the Company is authorized to loan to Directors up to $500,000, in total, to buy stock in the Company.  The Chairman and Vice-Chair each borrowed $73,314 in August 2001 to purchase 488,759 and 488,758 shares of the Company’s common stock, respectively. As of September 30, 2002, the Chairman and Vice-Chair each owes the Company approximately $79,350 under terms of their loan agreements, the amount originally borrowed plus interest accrued at the annual rate of 8%.  The loans are due on August 1, 2006.  The Sarbanes-Oxley Act of 2002 restricts future loans to directors.

Consulting Agreement — Interim CEO

In August 2001, the Company entered into a consulting agreement with Financial Drivers, Ltd., controlled by Joseph D. Pupel.  Under terms of the agreement, Mr. Pupel is to provide financial services to the Company.  In October 2001, Mr. Pupel was designated Interim Chief Executive Officer and Financial Drivers, Ltd. is paid $100 per hour for his services. During the quarter ended September 30, 2002, the Company paid Financial Drivers, Ltd. $30,750 for Mr. Pupel’s services and $27,625 for financial services provided by other employees of Financial Drivers, Ltd.

Directors Options

During the quarter ended September 30, 2002, the Board of Directors approved the issuance to each director an option for 100,000 shares of the Company’s common stock outside the Company’s stock option plan.  Each option is exercisable for five years, vests immediately, and is exercisable at $.05 per share.

9.       Subsequent Events -

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following management’s discussion and analysis of financial condition and results of operations should be read in connection with the accompanying consolidated financial statements and related notes thereto included elsewhere in this Report.

Overview

Currently, the Company is not operating as a sales-generating business.  The Board is actively pursuing options regarding the future use of its residual assets by examining various potential business acquisitions and other opportunities.

Results of Operations

General and Administrative Expenses.  General and administrative expenses for the quarter ended September 30, 2002 were $377,352, compared to $626,316 for the same period last year.  The decrease in general and administrative costs is a result of the restructuring plan implemented in December 2000 that included headcount reductions, the discontinuance of the Internet Services Business Unit which included the termination of all activities related to B2Bxchange and the sale of RSPNetwork, Inc. (RSPN), and the elimination of facility-related expenses.

Other Income and Expense. Interest income was $20,854 for the quarter ended September 30, 2002, compared to $81,474 for the same period last year.  The decrease in interest income was primarily attributable to a reduction in the amount of invested cash that was received from the sale of the Digital Graphics Business Unit (DGBU), which occurred on June 13, 2000.

Income (loss) from Discontinued Operations.  For the quarter ended September 30, 2002, there was $500,000 income from discontinued operations, compared to $92,750 for the same period last year.  Both amounts result from reductions in accruals for product liability and other expenses established in the DGBU sale in June of 2000, based on a change in estimate.

Liquidity and Capital Resources

At September 30, 2002, the Company had cash and cash equivalents of $1,829,599, a decrease of $657,309 from June 30, 2002.

In September 2001, the Company placed $2,000,000 in a restricted interest bearing bank account pending resolution of a lawsuit which was paid in February 2002 as part of the final settlement.

Operations used cash of $726,792 during the three months ended September 30, 2002 primarily for general and administrative purposes and payment of restructuring charges.

Net cash provided by investing activities was $69,483 for the three months ended September 30, 2002 compared to net cash used by investing activities of $142,448 for the three months ended September 30, 2001.  The net cash provided by investing activities for the current period resulted primarily from collections on notes receivable, and the sale of marketable securities.  The net cash used by investing activities during the three months ended September 30, 2001 of $142,448 was due primarily to loans to the Company’s Chairman and Vice-Chairman to purchase Company stock, net of $4,500 received from the sale of property and equipment.

The Board of Directors is currently evaluating the Company’s financial position and believes the reduction in operating costs achieved from the restructuring process implemented in fiscal 2001, combined with the future strategic direction will allow the Company to meet its obligations through the next twelve months.

Due to the Company’s failure to meet NASDAQ per share price criteria, the Company’s common stock was delisted from NASDAQ National Market on August 21, 2001. As a result, the Company’s ability to obtain additional financing through the issuance of common stock or securities convertible into common stock could be adversely affected.

The Company has an accumulated deficit of $32,324,203 as of September 30, 2002.  The Company expects to incur losses for the remainder of its current fiscal year.  There can be no assurance that the Company will not incur additional losses for a longer period, will generate positive cash flow from its operations, or that the Company will attain or thereafter sustain profitability in any future period.  To the extent the Company continues to incur losses or acquire investments, its operating and investing activities may use cash and, consequently, such losses or growth will require the Company to obtain additional sources of financing in the future or to reduce operating expenses.

Cautionary Statements

Certain statements contained in this Form 10-QSB and other written and oral statements made from time to time by us may not relate strictly to historical or current facts. As such, they are considered “forward-looking statements” which provide current expectations or forecasts of future events. Such statements can be identified by the use of terminology such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “could,” “possible,” “plan,” “project,” “should,” “will,” “forecast” and similar words or expressions. One must carefully consider forward-looking statements and understand that such statements involve a variety of risks and uncertainties, known and unknown, and may be affected by inaccurate assumptions, including, among others, those discussed below. Consequently, no forward-looking statement can be guaranteed and actual results may vary materially. We undertake no obligation to update any forward-looking statement, but investors are advised to consult any further disclosures by us on this subject in our filings with the Securities and Exchange Commission, especially on Forms 10-K, 10-KSB, 10-Q, 10-QSB and 8-K (if any), in which we discuss in more detail various important factors that could cause actual results to differ from expected or historic results. We note these factors as permitted by the Private Securities Litigation Reform Act of 1995. It is not possible to foresee or identify all such factors. As such, investors should not consider any list of such factors to be an exhaustive statement of all risks, uncertainties or potentially inaccurate assumptions.

Legal Proceedings. Legal proceedings involving the Company have been and may be significant to the Company’s financial position. The Company is unaware of any material existing or potential future legal proceedings for which additional amounts would need to be accrued on the financial statements.

Business Acquisition Opportunities. The Company is currently not operating any sales-generating business.  However, the Company continues to incur general and administrative expenses, principally for compensation of its directors, insurance, and accounting and legal expenses.  There is no guarantee that the Company will be able to identify an adequate business acquisition opportunity and to generate revenues before its financial resources are exhausted.

ITEM 3.  CONTROLS AND PROCEDURES

(a)        Evaluation of disclosure controls and procedures. The term “disclosure controls and procedures” is defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934 (“Exchange Act”). These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported, within the required time periods.  The Company’s Interim Chief Executive Officer (principal executive officer and principal accounting officer) has evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days before the filing of this quarterly report (the “Evaluation Date”), and has concluded that, as of the Evaluation Date, such controls and procedures were effective at ensuring that required information will be disclosed in the Company’s reports filed under the Exchange Act.

(b)       Changes in internal controls. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

PART II.  OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS.

We are involved in various disputes and litigation as follows:

In accordance with the terms of the Asset Purchase Agreement between MacDermid Graphic Arts (MacDermid) and us, we retain certain liability relating to claims made by customers who purchased equipment from the DGBU prior to its sale to MacDermid in June of 2000. Also, under terms of the Asset Purchase Agreement, MacDermid withheld $1,000,000 pending the receipt of consents from Melvin Masters (Masters) related to the transferability of certain leases.  These consents were obtained under terms of the Global Settlement Agreement with Masters on March 11, 2002.  When payment of the holdback was requested from MacDermid, we were notified of their intent to deduct from the holdback amount a total of $821,481 to settle $322,000 in unsubstantiated product liability claims, and other unsubstantiated claims unrelated to the initial purpose of the holdback.  It is our intention to vigorously pursue through all legal avenues available collection of this amount.

ITEM 2:  CHANGES IN SECURITIES.

None

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5:  OTHER INFORMATION.

None

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K.

(a)           Listing of Exhibits

99.1               Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)                                 Reports on Form 8-K

None

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIRTUALFUND.COM, INC.

By	/s/ Joseph D. Pupel
Joseph D. Pupel
Title:	Interim Chief Executive Officer
(Principal executive officer and Principal accounting officer)
Date:	January 13, 2003

CERTIFICATION UNDER SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Joseph D. Pupel, certify that:

1.               I have reviewed this quarterly report on Form 10-QSB of VirtualFund.com, Inc.;

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

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)              presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Joseph D. Pupel
Joseph D. Pupel
Interim Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)
Dated: January 13, 2003